Form 10-Q
period 2005-03-31
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2005-05-16
CIK 1276477, 1276476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

Commission File Number: 333-112246

Morris Publishing Group, LLC

Morris Publishing Finance Co.*

(Exact name of Registrants as specified in their charters)

Georgia	58-1445060
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street

Augusta, Georgia 30901

(Address of principal executive offices)

(706) 724-0851

(Registrants’ Telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

*	Morris Publishing Finance Co. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenue. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” refers to Morris Communications Company, LLC. Morris Publishing Group was formed in 2001 and assumed the operations of the newspaper business segment of our parent, Morris Communications. Discussions of Morris Publishing and our operations prior to November 2001 include the business as previously conducted by the Morris Communications newspaper business segment.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	delay in any economic recovery or the recovery not being as robust as might otherwise have been anticipated;

•	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

•	general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenue or on our business strategy;

•	other risks and uncertainties.

PART I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,445	$20,098
Accounts receivable, net of allowance for doubtful accounts of $4,032 at March 31, 2005 and $2,981 at December 31, 2004	50,078	53,973
Due from Parent	—	1,323
Inventories	3,990	4,645
Deferred income taxes, net	2,556	2,556
Prepaid and other current assets	1,532	1,715

Total current assets	67,601	84,310

LOAN RECEIVABLE FROM MORRIS COMMUNICATIONS	22,500	1,500

NET PROPERTY AND EQUIPMENT	154,377	155,198

OTHER ASSETS:
Goodwill	186,034	186,034
Intangible assets, net of accumulated amortization of $54,230 at March 31, 2005 and $52,842 at December 31, 2004	19,624	21,011
Deferred loan costs and other assets, net of accumulated loan amortization of $2,435 at March 31, 2005 and $2,054 at December 31, 2004	12,918	13,138

Total other assets	218,576	220,183

Total assets	$463,054	$461,191

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,750	$6,500
Accounts payable	8,408	9,841
Accrued interest	3,626	8,802
Due to Parent	403	—
Deferred revenues	17,843	16,962
Accrued employee costs	14,583	12,359
Other accrued liabilities	2,773	2,270

Total current liabilities	55,386	56,734

LONG-TERM DEBT, less current portion	540,625	543,500
DEFERRED INCOME TAXES, less current portion	24,527	24,227
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	23,034	22,314
OTHER LONG-TERM LIABILITIES	3,975	3,552

Total liabilities	647,547	650,327
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MEMBER’S DEFICIT	(184,493)	(189,136)

Total liabilities and member’s deficit	$463,054	$461,191

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of income

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
NET OPERATING REVENUES:
Advertising	$91,501	$86,091
Circulation	17,880	17,868
Other	3,957	4,314

Total net operating revenue	113,338	108,273

OPERATING EXPENSES:
Labor and employee benefits	44,523	43,580
Newsprint, ink and supplements	13,942	13,022
Other operating costs (excluding depreciation and amortization)	33,331	29,459
Depreciation and amortization expense	5,547	5,139

Total operating expenses	97,343	91,200

Operating income	15,995	17,073

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	8,515	7,812
Interest income	(298)	(144)
Other, net	35	532

Total other expense, net	8,252	8,200

INCOME BEFORE INCOME TAXES	7,743	8,873
PROVISION FOR INCOME TAXES	3,100	3,532

NET INCOME	$4,643	$5,341

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of cash flows

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$4,643	$5,341
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,547	5,139
Deferred income taxes	300	(179)
Amortization of debt issuance costs	381	345
Loss on disposal of property and equipment, net	19	406
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	3,895	2,155
Inventories	655	(161)
Prepaids and other current assets	183	812
Other assets	(161)	(169)
Accounts payable	(1,433)	1,042
Due to Parent	1,726	194
Accrued employee costs	2,224	3,156
Accrued interest	(5,176)	(5,346)
Deferred revenues and other liabilities	1,384	1,736
Postretirement obligations due to Morris Communications	720	672
Other long-term liabilities	423	174

Net cash provided by operating activities	15,330	15,317
INVESTING ACTIVITIES:
Capital expenditures	(3,367)	(2,505)
Proceeds from sale of property and equipment	9	—
Acquisition of businesses, net of cash acquired	—	(770)

Net cash used in investing activities	(3,358)	(3,275)
FINANCING ACTIVITIES:
(Repayments on) proceeds from long-term debt	(1,625)	3,000
Loan receivable from Morris Communications	(21,000)	(17,500)

Net cash used in financing activities	(22,625)	(14,500)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,653)	(2,458)
CASH AND CASH EQUIVALENTS, beginning of period	20,098	7,334

CASH AND CASH EQUIVALENTS, end of period	$9,445	$4,876

SUPPLEMENTAL DISCLOSURES:
Interest paid	$13,278	$12,781
Income taxes paid to Morris Communications	$2,801	$3,050

See notes to condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC

(FORMERLY MORRIS COMMUNICATIONS COMPANY, LLC NEWSPAPER BUSINESS SEGMENT

Notes to Condensed consolidated financial statements (unaudited)

(Dollars in Thousands)

1. Nature of operations and summary of significant accounting policies

Basis of Presentation and Nature of Operations – Morris Publishing Group, LLC (“Morris Publishing” or the “Company”) was formed in November 2001 from the newspaper assets of Morris Communications Company, LLC (“Morris Communications” or the “Parent”). Prior to the formation of Morris Publishing, the newspaper business segment operated as a division of Morris Communications. Between this formation and July 2003, Morris Publishing operated as MCC Newspapers, LLC.

The accompanying condensed consolidated financial statements furnished here reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the interim 2005 period is not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2004. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2004 and 2003 and for each of three years ended December 31, 2004.

2. Transactions with Morris Communications

Management fee – The Company was charged with a management fee by Morris Communications in an amount equal to 4% of the total net operating revenue, as defined in the management agreement. These fees totaled $4,533 and $4,149 for the three months ended March 31, 2005 and 2004, respectively. These expenses compensate Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and shared services fee – The Company was charged with certain technology and shared services allocated from Morris Communications. During 2004, these costs were allocated based on actual costs, as defined in the original August 2003 management agreement. In the first quarter 2005, the management agreement was amended allocating these costs incurred, retroactive to January 1, 2005, to the lesser of 2.5% of total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage. The technology and shared services expenses incurred by Morris Communications on behalf of the Company totaled $2,832 and $3,531 for the three months ended March 31, 2005 and 2004, respectively.

Employees’ 401(k) plan – The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,078 and $1,120 for the three months ended March 31, 2005 and 2004, respectively.

Retiree health care benefits – The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2004.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $720 and $672 for the three months ended March 31, 2005 and 2004, respectively.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount were $23,034 and $22,314 as of March 31, 2005 and December 31, 2004, respectively.

The following is an estimate of the Company’s net periodic benefit cost for 2005:

Components of net periodic benefit cost:

Service cost	$723
Interest cost at 6.25%	2,200
Unrecognized gain from earlier periods	782

Net periodic benefit cost	3,705
Less: employee portion	(938)

Estimated net benefit expense	$2,767

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will provide a federal subsidy beginning in 2006 to postretirement medical plans that provide prescription drug benefits to retirees. The subsidy will provide plan sponsors 28% of individual retirees’ annual prescription drug costs (in dollars) between $250 and $5,000 for retirees who are eligible for but opt out of Medicare Part D Prescription coverage.

This subsidy, when integrated with current claim costs, would have the effect of decreasing liabilities and costs reported under the current accounting guidance for plans that are at least actuarially equivalent to the Medicare Part D benefit.

The following is a comparison of the benefits offered by the Company’s retiree health care plan and the Medicare D plan:

(In dollars)	Medicare part D	Morris Publishing
Deductible	$250	$0
Coinsurance Non-preferred	75% for the first $2,250 Then 95% in excess of $5,100	100% Preferred/80%
Copay	None	$10 (generic) up to $40
Retiree Cost	$420/year	$0 with medical coverage

From this comparison of benefits, it is evident the Company’s postretirement medical benefits are at least actuarially equivalent to Medicare Part D. Once more guidance is issued the cost savings will be calculated for the plan going forward.

Health and disability plan – The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the formal actuarial valuation or total headcount, was $3,578 and $3,588 for the three months ended March 31, 2005 and 2004, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,648 and $2,296 as of March 31, 2005 and December 31, 2004, respectively.

Workers’ compensation expense – The Company has participated in Morris Communications’ worker’s compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $810 and $538 for the three months ended March 31, 2005 and 2004, respectively.

Loan receivable from Morris Communications – Under its debt arrangements, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the first three months 2005, this rate was LIBOR (adjusted to the nearest 1/16th) + 2.25%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest charge. Interest is accrued on the average outstanding long-term balance each month.

The interest accrued and paid on the loans to Morris Communications for the three months ended March 31, 2005 and 2004 was $296 and $139, respectively, on an average loan balances of $18,105 and $15,035, respectively. The average interest rate was 4.854% and 3.375% for the three month period ended 2005 and 2004, respectively.

The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. At March 31, 2005, the Company had approximately $36 million available for future restricted payments under the credit indenture.

3. Acquisitions

In March 2004, the Company acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $852. The purchase price was allocated to the estimated fair value of assets and liabilities acquired. The excess purchase price over the $52 fair value of the tangible net assets was allocated with $476 allocated to goodwill, $274 allocated to subscriber and advertiser relations, and $50 allocated to noncompetition agreements. The subscriber and advertiser relations are being amortized over a 15-year life and the noncompetition agreement over a 5-year life.

Capital City Weekly’s results of operations have been recorded in the consolidated statements of income from the date of acquisition. The pro forma effect on net income had this acquisition been reflected as of the beginning of the year acquired and the previously reported year would not have been material.

4. Long-term debt

On March 31, 2005, the Company made scheduled principal payments of $1,250 and $375 on the Tranche A and Tranche C loans, respectively. Under the current credit agreement, interest is incurred at the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is LIBOR. At March 31, 2005, the interest rates on the debt outstanding were 4.625% and 4.875% for the Tranche A and Tranche C loans, respectively, and the interest rate on the revolver was 5.125%. At December 31, 2004 and March 31, 2005, no amount was outstanding on the $150 million revolving credit line. The commitment fee on the amount available on the revolving credit line is 0.5%. As of March 31, 2005, the Company was in compliance with all covenants under our debt arrangements.

5. Goodwill and Other Intangible Assets

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) have indefinite lives and are not currently amortized, but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the three months ended March 31, 2005 were as follows:

	Goodwill	Other intangible assets
Balance at December 31, 2004	$186,034	$21,011
Amortization expense	—	(1,387)

Balance at March 31, 2005	$186,034	$19,624

Other intangible assets at March 31, 2005 and December 31, 2004 were as follows:

	Cost	Accumulated amortization	Net cost
March 31, 2005:
Newspaper mastheads	$5,310	$874	$4,436
Subscriber lists	68,409	53,308	15,101
Domain names	75	32	43
Non-compete agreements and other assets	60	16	44

Total other intangible assets	$73,854	$54,230	$19,624

December 31, 2004:
Newspaper mastheads	$5,310	$874	$4,436
Subscriber lists	68,409	51,924	16,485
Domain names	75	32	43
Non-compete agreements and other assets	60	13	47

Total other intangible assets	$73,854	$52,843	$21,011

Pre-tax amortization expense of other intangible assets for the three months ended March 31, 2005 was $1,387. The remaining expense for the last nine months of 2005 and for the four succeeding years and thereafter for the existing intangible assets is as follows:

Intangible Amortization

2005	$4,174
2006	5,556
2007	2,221
2008	569
2009	550
Thereafter	2,118

Total	$15,188

6. Commitments and Contingencies

The Company and its subsidiaries are parties to several claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material effect on the Company’s condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 and with our consolidated financial statements for the year ended December 31, 2004.

Executive overview

Morris Publishing was formed in 2001 as “MCC Newspapers LLC” to own and operate the newspaper business historically operated by our parent, Morris Communications Company, LLC. Discussions of Morris Publishing and our results of operations include the business as previously conducted by the Morris Communications’ newspaper business segment. We changed our name to Morris Publishing Group, LLC in July 2003.

Morris Publishing owns and operates 26 daily and 12 non-daily newspapers, 4 city magazines and numerous other free publications, primarily located in mid-sized to small markets across the United States. While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenue from both print and online media formats.

Lineage, rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue. Our other revenue consist primarily of commercial printing and other online revenue.

For the quarter ended March 31, 2005, advertising revenue represented 81% of total net operating revenue. Retail, classified and national advertising revenue represented 51%, 42%, and 7%, respectively, of total advertising revenue. Circulation revenue comprised 16% of total net operating revenue, down from 17% in 2004.

Employee and newsprint costs are the primary costs at each newspaper. Our operating performance is mostly affected by newsprint prices, which historically have fluctuated substantially along with our local markets. From time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets. However, such variances at each newspaper do not have a long term affect on the performance of our newspaper segment, our only reporting segment.

Our primary operating strategy is to grow our market share and to operate efficiently in all markets. Our initiatives have been directed at improving our local news and information content, enhancing our online formats to complement our daily newspapers, creating cost saving synergies through our weekly and other niche publications, and investing in technology that enables us to account for, print, produce and deliver our products more efficiently. Since declines in circulation and readership of daily newspapers have resulted in a loss of advertising market share in our industry, we continue to focus on circulation retention efforts through lengthened subscriptions periods, enhanced payment methods; and increased service levels.

The results of our operations are as follows:

First quarter operating income was $16.0 million, down $1.1 million, or 6.3%, from $17.1 million for the same period in 2004. The $5.1 million, or 4.7%, increase in total net operating revenue was more than offset by the $6.2 million, or 6.7%, increase in operating costs.

Interest and loan amortization expense increased by $0.7 million to $8.5 million primarily due to a slight increase in net borrowings and in interest rates.

Net income for the first quarter 2005 was $4.6 million, down $0.7 million from $5.3 million in the prior year.

Our results for the first quarter of 2005 were unusually affected by the city of Jacksonville hosting the NFL’s 2005 Super Bowl in February (a non-recurring event for us). In order to provide more meaningful discussion of our results, we have estimated the direct impact of the Super Bowl on our various categories of revenues and expenses; however, these estimates are not exact and may not take into account the indirect or incidental impact of the Super Bowl.

Total net operating revenue was up 4.7%, driven primarily by Jacksonville. During the quarter, Jacksonville realized $1.1 million in additional revenue attributed to the Super Bowl, of which $0.9 million was in retail, $0.1 million was in national and $0.1 million in classified. Jacksonville’s total net operating revenue increased by 10.4%, accounting for 70.5% of our total increase. During 2004, Jacksonville received another $0.2 million from the Super Bowl, primarily in retail advertising.

Excluding the Super Bowl revenue, total net operating revenue for all of our markets increased 3.7%, an improvement over the 3.3% increase during the same quarter last year.

Jacksonville’s advertising and circulation revenue increased 11.5% and 2.9%, respectively, while our other markets combined reported a total advertising revenue increase of 3.6% and a circulation revenue decrease of 1.1%.

Augusta and Savannah had total net operating revenue growth of 4.4% and 4.5%, respectively. Augusta’s strength was driven by a significant increase in retail advertising revenue, offset by significant decreases in classified advertising revenue and circulation revenue. Savannah reported strong gains in both classified and retail advertising revenue and in circulation revenue, offset by a significant decrease in national advertising revenue.

Lubbock’s and Amarillo’s total net operating revenue increased by a modest 2.2% and 0.3%, respectively, with both markets having significant declines in circulation revenue and little classified revenue growth. Topeka’s total net operating revenue decreased by 10.2%, resulting from significant declines in both retail advertising revenue and circulation revenue.

Total net operating revenue from our non daily publications increased 4.9%. Skirt! magazines, our new free distribution women’s magazine, reported total operating revenue of $0.8 million, a $0.5 million increase from the same quarter last year, due primarily to the start up of new magazines in Jacksonville, Charlotte and Savannah.

Total online revenue this quarter grew 24.7% compared to last year and accounted for approximately 4.6% of all advertising revenue, up from 3.9% a year ago. Total online advertising revenue grew 22.0% to $4.8 million from $3.7 million during the same quarter last year.

During the first quarter 2005, total operating cost was up 6.7% compared to a 5.3% increase a year ago. Operating costs were impacted by the direct costs related to the Super Bowl, cycling the costs of new Skirt! magazines in Jacksonville, Charlotte, and Savannah, rent associated with Savannah’s new administrative and production facility, a charge taken due to the bankruptcy of one of our larger advertisers, and an increase in the average cost of newsprint.

Excluding Jacksonville’s $1.2 million in direct Super Bowl cost, total operating cost for all of our markets increased 5.5%.

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, objective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, allowances for bad debts, asset impairments, post-retirement benefits, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the quarter ended March 31, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated March 31, 2005 filed with the Securities and Exchange Commission on Form 10-K.

Information availability

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications, is also available on our web site. The information on our web site is not incorporated by reference into, or as part of, the Report on Form 10-Q.

Results of operations for the three months ended March 31, 2005 and March 31, 2004

Operating revenue. The table below presents operating revenue and related statistics for newspaper operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

	Morris Publishing Group, LLC				Excluding Super Bowl revenue*
	Three Months ended March 31,		Change over same period in 2004	Percentage change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Net operating revenues:
Advertising
Retail	$46,744	$44,745	$1,999	4.5%	2.5%
Classified	38,093	34,444	3,649	10.6%	10.4%
National	6,664	6,902	(238)	(3.4)%	(5.0)%

Total	91,501	86,091	5,410	6.3%	5.1%
Circulation	17,880	17,868	12	0.1%	(0.1)%
Other	3,957	4,314	(357)	(8.3)%	(8.4)%

Net operating revenues	$113,338	$108,273	$5,065	4.7%	3.7%

*	Jacksonville received an additional $1.1 million in net operating revenues directly related to the city’s hosting the NFL’s Super Bowl in February 2005, of which $0.9 million was retail, $0.1 million was national, $0.1 million was classified, $29 thousand in circulation, and $5 thousand in other income.

The decrease in national advertising revenue was driven by the discontinuation in 2004 of a Disney test market program from which Jacksonville earned $0.3 million in the first quarter last year. Jacksonville’s losses in revenue due to the acquisition of AT&T Wireless by Cingular were offset by the national advertising revenue generated by the Super Bowl. In addition, Savannah’s and Amarillo’s national advertising revenue decreased 6.4% and 20.3%, resulting from the discontinuation or reduction in preprint advertising.

Jacksonville, Augusta, Savannah and Lubbock showed strength in retail advertising, with revenue up 7.5%, 10.7%, 7.1% and 7.3%, respectively, together accounting for 92% of total retail advertising revenue growth. Jacksonville contributed 43% of the growth.

Classified advertising revenue growth continued to be driven principally by the strength of the real estate and the help wanted advertising categories. However, the automotive classified category was down, continuing its trend.

Jacksonville’s strength accounted for approximately 76% of our total classified revenue growth. Its classifieds were up 20.7%, with real estate up 18.7%, employment up 17.6%, color charges up 66.3%, and auto up 3.9%. The new Real Estate Weekly section along with the Builders Showcase section were major contributors to Jacksonville’s real estate and color charges categories. Jacksonville’s employment rebounded from a weak first quarter 2004.

During the first quarter, average daily circulation copies were down 1.7%, compared to the same quarter last year. The continued weakness in circulation in many of our markets was offset by the strength in Jacksonville and Savannah. The “National Do-Not-Call List” continues to affect our sales pressure efforts.

The decrease in other revenue was primarily due to the $0.3 million decrease in commercial printing revenue.

Operating expenses. The table below presents operating costs for newspaper operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

	Morris Publishing Group, LLC				Excluding Super Bowl Cost *
	Three Months ended March 31,		Change over same period in 2004	Percentage change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Operating expenses:
Labor and employee benefits	$44,523	$43,580	$943	2.2%	2.0%
Newsprint, ink and supplements	13,942	13,022	920	7.1%	4.8%
Other operating costs	33,331	29,459	3,872	13.1%	10.5%
Depreciation and amortization	5,547	5,139	408	7.9%	7.9%

Total operating expenses	$97,343	$91,200	$6,143	6.7%	5.5%

*	Jacksonville’s first quarter 2005 expense directly related to the Super Bowl totaled $1.2 million, of which $0.1 million was employee cost, $0.3 million was newsprint, and $0.8 million was other operating cost.

During the first quarter 2005, the increase in employee cost was driven primarily by increases in wages, incentive based compensation and payroll tax expense. Commissions and bonuses were up $0.1 million, or 1.8%, salaries were up $0.7 million, or 2.3%, and payroll tax expense was up $0.2 million, or 7.5%. Health insurance cost remained flat with the prior year.

During the first quarter 2005, Jacksonville’s 8.8% increase in total employee cost was driven by an increase in employees, commissions and wages Excluding Jacksonville, total employee cost remained flat with last year, with the 5.9% decrease in employees offsetting average wage and commission increases. The 7.9% decrease in Topeka’s employee cost was driven by a 14.5% decrease in employees. Topeka’s market remains soft.

During the first quarter 2005, newsprint expense increased $0.5 million, or 5.0%, to $11.5 million. The 10.2% increase in the average cost per ton was offset by a 5.2% decrease in newsprint consumption. Jacksonville’s newsprint consumption increased 5.7% compared to last year due to increased Super Bowl lineage. We anticipate additional newsprint price increases during the remainder of 2005.

The cost of supplements expense increased $0.3 million, or 18.8%, to $1.8 million., primarily due to the expiration at the end of 2004 of a favorable vendor contract and Jacksonville’s additional Super Bowl inserts. Jacksonville’s supplement expense increased 18.4%, accounting for 60% of the total increase.

Jacksonville’s ink cost was up 32.5% for the period compared to a 15.1% total increase for all of our markets, due to the additional lineage and color charges for the Super Bowl and the increase in circulation.

The increase in other operating cost was due to the $1.1 million increase in total production, distribution, newsgathering and advertising cost, the $0.8 million increase in bad debt expense, the $0.5 million increase in professional services, the $0.5 million increase in rent and the $1.3 million increase in travel and other administrative cost, that were offset by the $0.3 million decrease in the combined technology and shared services fee and the management fee we pay to Morris Communications.

Jacksonville and Skirt! magazines accounted for $0.8 million and $0.3 million, respectively, of the increase in the advertising, production, distribution and editorial costs. The increase in bad debt expense stemmed primarily from the accrual of $0.8 million in potential Winn Dixie bankruptcy losses.

During 2004, technology and shared services fees were allocated based on MStar’s, the technology subsidiary of our parent company, actual costs, as defined in the original management agreement with Morris Communications. During the first quarter 2005, we amended the management services agreement, limiting the maximum technology and shared services fee in 2005 and beyond to 2.5% of our total net operating revenue.

During the first quarter 2005, this fee totaled $2.8 million (based on 2.5% of total net operating revenue) compared to the $3.5 million in technology cost allocated to us by MStar a year ago. MStar’s technology cost for the first quarter 2005 were $5.9 million, slightly more than 25% of its anticipated annual cost. The combined management fee totaled $7.4 million in the first quarter 2005. For the remainder of 2005, we expect the combined cost for both the technology and shared services fee and the management fee (based on 4% of our total net operating revenue) to be flat with 2004.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and borrowing capacity under revolving credit facilities, will be sufficient to meet our operating requirements for the next three years. Cash flow generated from operations is the company’s primary source of liquidity.

Our primary needs for cash are funding operating expenses, debt service on our bank credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

Cash was $9.4 million at March 31, 2005, down from $20.1 million at December 31, 2004.

Operating activities. Net cash provided by operations was $15.3 million in the first quarter 2005. The $0.7 million reduction in net income was offset by the net change in assets and liabilities.

Investment activities. During the first quarter 2005 we spent $3.4 million on property, plant and equipment. We anticipate capital expenditures for 2005 to total between $20.0 million and $25.0 million.

Financing activities. During the first quarter 2005, we paid a total of $1.6 million in scheduled principal payments on our two term loans. As of March 31, 2005, our total debt was $548.4 million with no loans outstanding under our $150 million revolving credit facility.

As of March 31, 2005, our annualized cost of debt outstanding was approximately 5.825%, up from 5.5% at the end of the same quarter last year. At the end of the first quarter 2005, we could borrow and use for general corporate purposes approximately $100 million under the most restrictive covenants of our debt arrangements.

Our credit facility and indenture allow us to make loans to our parent. The total loans outstanding at March 31, 2005 was $22.5 million, a $21.0 million increase from $1.5 million at December 31, 2004. The $0.4 million due to parent at March 2005 and the $1.3 million due from parent at December 31, 2004 were both from end of period intercompany allocations.

For the first quarter 2005, the average net amounts loaned to Morris Communications were $18.1 million at an average interest rate of 4.854%. The loan is repayable on demand and bears the same interest rate as our revolving credit facility—LIBOR plus 2.25% which at March 31, 2005 was 5.125%.

At March 31, 2005, the Company had approximately $36 million available for future dividend payments under the credit indenture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ critical accounting policies from the critical accounting policies discussed under the registrants’ market risk position from the information provided in our annual report dated March 31, 2005 filed with the Securities and Exchange Commission on Form 10-K The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As part of our strategic initiative to centralize and improve the effectiveness and efficiency of our newspapers’ operations, we continue to convert each newspaper’s operating and media systems over to Morris Communications’ Shared Services Center. At March 31, 2005, we had converted eight of our larger newspapers to the operating platform and we anticipate converting most of the remaining newspapers to this platform by the end of the second quarter 2005. Management believes the centralization of these functions will further enhance our existing internal controls.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: May 13, 2005	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: May 13, 2005	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)