Form 10-K
period 2005-12-31
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2006-03-31
CIK 1276477, 1276476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-112246

Morris Publishing Group, LLC

Morris Publishing Finance Co.*

(Exact name of Registrants as specified in their charters)

Georgia	58-1445060
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street Augusta, Georgia	30901
(Address of principal executive offices)	(Zip Code)

(706) 724-0851

(Registrants’ Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if either Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  n/a

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. Check one:

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity of the Registrants held by non-affiliates is $0 as of June 30, 2005 and currently.

*	Morris Publishing Finance Co. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” refers to Morris Communications Company, LLC. Morris Publishing Group was formed in 2001 and assumed the operations of the newspaper business segment of our parent, Morris Communications. Discussions of Morris Publishing and our operations prior to November 2001 include the business as previously conducted by the Morris Communications newspaper business segment.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

•	general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenues or on our business strategy;

•	other risks and uncertainties.

Part I

Item 1—Business

Information availability

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and its parent, Morris Communications, is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, the Report on Form 10-K.

Morris Publishing Group, LLC

Morris Publishing Group, LLC is a private company owned by the William S. Morris III family as part of their Morris Communications group of companies.

Morris Publishing, the newspaper division, forms the core business unit of Morris Communications, contributing over 70% of Morris Communications’ total operating revenues. All of Morris Publishing’s newspapers are published in the United States.

Morris Communications’ other divisions include:

•	The outdoor advertising division

•	The magazines division

•	The visitor publication group

•	The radio division and

•	The book publishing division

The Morris Publishing Group consists of 27 daily and 13 nondaily newspapers, four city magazines and numerous other free publications. Our corporate offices are located at 725 Broad Street, Augusta, Georgia, 30901 and our telephone number at this address is 706-724-0851.

For the year 2005, our newspapers had unaudited average daily and Sunday paid circulation aggregating approximately 653,555 and 732,756, respectively. Total Sunday readership averaged over 2 million, including online.

Our largest newspapers are The Florida Times-Union, Jacksonville, Florida, The Augusta Chronicle, Georgia, The Topeka Capital-Journal, Kansas, Savannah Morning News, Georgia, Lubbock Avalanche-Journal, Texas and Amarillo Globe-News, Texas which combined account for approximately 67% of our average daily circulation and 77% of our average Sunday circulation.

We also print and distribute periodicals and operate commercial printing operations in conjunction with some of our newspapers. In addition, our newspaper operations generate revenues from both print and online media formats.

Our newspapers are geographically diverse, primarily serving mid-sized to small communities in Florida, Georgia, Texas, Kansas, Nebraska, Oklahoma, Michigan, Missouri, Minnesota, Alaska, Arkansas, South Dakota, Tennessee and South Carolina. The majority of our daily newspapers have no significant competition from other local daily newspapers in their respective communities.

Our total operating revenue for 2005 was $465 million and has ranged between $433 million and $456 million over the previous four years.

We have two primary sources of revenue: advertising and circulation. In 2005, the advertising segment, including both print and online, represented 81.3% of total operating revenues. We are constantly working to maximize our competitive advantage to grow our advertising revenues. Retail, classified and national advertising revenue represented 52.1%, 41.3% and 6.6%, respectively, of our total 2005 advertising revenue.

Advertising revenue is primarily determined by the linage, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and readership. Circulation revenue is based on the number of newspapers sold.

During 2005, circulation revenue comprised 15.2% of total operating revenue. Our other revenues consist primarily of commercial printing, other online revenue and other miscellaneous revenue. Commercial printing revenue represented 2.4% of total operating revenue.

Employee and newsprint expenses are the primary costs at each newspaper. Our operating performance is significantly affected by newsprint prices, which historically have fluctuated substantially.

From time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets.

History

Morris Publishing was formed in 2001 as “MCC Newspapers, LLC” to own and operate the newspaper business historically operated by our parent, Morris Communications. Discussions of Morris Publishing and our results of operations include the business as previously conducted by the Morris Communications newspaper business segment. We changed our name to Morris Publishing Group, LLC in July 2003.

William S. Morris III joined our business in the 1950s and has been our chairman for more than three decades. William S. Morris IV, his elder son, is president and CEO of Morris Publishing. The Morris family became involved with The Augusta Chronicle in 1929, when William S. Morris, Jr., father of today’s chairman, became a bookkeeper at the daily newspaper, which was started in 1785 as the Augusta Gazette, the town’s first newspaper. Mr. Morris Jr. purchased The Augusta Chronicle in the early 1940s with a partner, and later purchased his partner’s half interest.

With the Augusta morning and afternoon newspapers as a base, our expansion began in the 1950s with the purchase of a television station in Augusta and an initial public offering of common shares, which were re-purchased in 1959. In the 1960s, we sold the television station and purchased two other daily newspapers in Georgia—one in Savannah and one in Athens. In 1972, we purchased our Texas newspapers in Amarillo and Lubbock. In 1983, we acquired The Florida Publishing Company, which included The Florida Times-Union and other Florida newspapers.

Our expansion continued in 1995 with the purchase of all of the outstanding stock of Stauffer Communications, Inc. This purchase included 20 daily newspapers, nondaily newspapers and shoppers, as well as television and radio stations and other properties that are owned, or have been disposed of, by Morris Communications or its other operating subsidiaries.

Industry background

Key revenue drivers

The newspaper industry is reported to generate annual revenues of approximately $59.2 billion primarily based on advertising and circulation. On average, 81.4% of its total revenue is derived from print and online advertising, while 18.6% comes from circulation. Approximately 97% of advertising is from the print media.

While newspaper revenue is directly impacted by the level of advertising, it is indirectly impacted by market conditions and factors like changes in supply and demand for various products and changes in interest rates. Newspaper companies can affect, to some extent, the demand for advertising by influencing circulation and readership, and by adjusting advertising rates, sales efforts and customer service.

There are three major classifications of newspaper advertising: retail, classified, and national.

•	Retail advertising, also called local advertising, makes up approximately 47.1% of total newspaper advertising. Department and discount stores, grocery and drug stores, and furniture and appliance stores are the main advertisers in this category.

•	Classified advertising includes employment, real estate, automotive and other categories, and comprises approximately 35.6% of total advertising; it is the most cyclical type of newspaper advertising.

•	National advertising, also known as general advertising, includes manufacturers’ product advertising, travel and resorts. This category is the smallest, comprising approximately 17.3% of the total, and carries the highest rates.

In the past decade, newspapers in general have been reported to have increased advertising revenue but lost advertising market share. In 1994, the newspaper industry was reported to capture $34.1 billion in advertising revenue and to have garnered a 22.8% share of advertising market expenditures; revenue was reported to rise to $46.7 billion in 2004, but advertising market share was reported to decline to 17.7% in 2004.

While newspapers may continue to lose advertising market share to other media, newspapers should remain competitive given that we believe:

•	Newspapers are viewed more favorably than other media,

•	Newspapers carry more local news than other media, and

•	Newspapers claim the largest share of local advertising.

Key cost drivers

The two largest costs of a newspaper are labor and newsprint.

Labor: Labor costs represent approximately 35-40% of total revenues. Total industry employment steadily declined in the 1990s, as significant investment in more automated production methods has led to efficiencies and higher productivity per worker. However, industry wide medical health care insurance and pension benefit costs are rising.

Newsprint: Newsprint costs represent approximately 10-15% of newspapers’ total revenues. Newspapers continue to face volatile newsprint prices, since changing supply and demand factors typically control its pricing. Since 1990, quarterly average newsprint costs ranged from $440 to $608 per metric ton and averaged $572 per metric ton during the same period.

In the first half of 2001, newsprint prices in the U.S. were at their highest point since mid-1996. Prices dropped to their lowest level in a decade in mid-2002, but have trended upward since then. Newsprint prices increased by almost 11.4% on average during 2005 and 10.7% on average in 2004 compared to 2003. Newsprint prices are expected to increase approximately 10%-15% in 2006.

Circulation

Circulation is important to the newspaper industry in two ways. From an editorial perspective, increased circulation demonstrates the quality of the editorial product and the demand for the paper from readers. From a revenue perspective, advertisers are willing to pay higher rates for greater reach.

The newspaper industry has faced circulation and readership declines since the 1980s. Over the past 25 years, the total number of daily newspapers in the United States has decreased from 1,745 in 1980 to 1,457 in 2005. The drop is largely due to a 53% decline in evening newspapers, principally because of the emergence of nightly news broadcasts, 24-hour news channels, and the Internet. The total number of morning newspapers has doubled and Sunday newspapers have increased by 24%.

The advertising recession over the past two years has driven publishing companies to significantly reduce their operating costs. Consequently, the industry is experiencing a trend toward consolidation. By owning multiple properties in specific markets, newspaper publishers can spread costs and achieve greater efficiencies.

Telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry and regulations, have had an impact on our ability to source subscriptions through telemarketing. Previously, an estimated 70% of our new starts came from telemarketing. We have begun several programs to offset the effect of this legislation. We are focusing on retaining current customers through stronger retention efforts, which include increased customer service, lengthening the subscription periods for new and existing customers, and new payment methods. We have increased our circulation sales efforts on kiosk sales, and newspaper-in-education programs, while also looking toward other methods (direct mail, etc.) Now telemarketing accounts for about 45% of our new order starts.

In addition, in order to diversify, Morris and other newspapers have begun efforts in circulation and advertising target marketing segmentation. This allows newspapers to target individual households based on various demographic and lifestyle characteristics, focusing on those that “look like” our best and most desired customers. We believe that this effort plus increased retention efforts will allow newspapers to better control circulation volumes and to grow circulation in the geographic and demographic groups that advertisers want.

Online

The Internet provides an additional medium through which newspapers reach audiences, and newspapers have ventured online to increase readership and leverage their local brands.

Approximately 62% percent of Internet users looking for local news are reported to turn to online newspapers; this has helped newspapers secure a reported 41% of local online advertising spending in 2005. Broadcast television is reported to have collected 4.6% of Internet revenues last year.

The majority of local online advertising dollars comes from classifieds, with the Internet accounting for about 33% of all help wanted revenues.

Industry and market data

Unless otherwise indicated, information contained in this report concerning the newspaper industry, our general expectations concerning the industry and its segments and our market position and market share within the industry and its segments are derived from data from various third party sources as well as management estimates. Management’s estimates are derived from third party sources as well as data from our internal and proprietary research and from assumptions made by us, based on such data and our knowledge of the newspaper industry which we believe to be reasonable. We have not independently verified any information from third party sources and cannot assure you of its accuracy or completeness. Our internal research has not been verified by any independent source. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties, and is subject to change based on various factors, including those discussed under the caption “Risk factors” in this report.

Data on our market position and market share within our industry is based, in part, on independent industry publications, government publications, reports by market research firms or other published independent sources, including Newspaper Association of America and Audit Bureau of Circulation statistics. Unless otherwise indicated, all circulation information contained in this report for Morris is based upon our internal records, and represents yearly averages for daily or Sunday circulation.

Operating strategy

We seek to utilize advanced technology and superior content to be fully engaged in meeting the industry imperative of building and maintaining circulation and readership in a competitive climate. In all of our news and information products, we are committed to local coverage and to the highest standards of journalism. We are dedicated to coverage that acknowledges the diversity of our readers.

Our strategy is to be the pre-eminent source of news, information, advertising and entertainment in our markets by:

•	Remaining an aggressive, agile, innovative and market-driven company, leading our markets by building strong communities.

•	Creating marketplaces, growing market share and maintaining financial strength by creating, acquiring and continually improving products, multimedia platforms, services, and efficiencies.

•	Providing our employees an environment that both motivates and inspires them to continue to produce superior products and to further enhance customer service.

Achieving this strategy is based upon the following initiatives:

•	Being the leading provider of local information. We believe we are the trusted source of local news, information, and local advertising in the communities we serve. Our newspapers have won various editorial awards in many of our markets. As the leading provider of local news and information in print and online formats in our markets, we believe we can both maintain and increase our share of readership and local advertising expenditures.

•	We recently recruited and hired a corporate Vice President of News to advance journalistic practices.

•	Increasing readership. We are committed to maintaining the high quality of our newspapers and their editorial integrity to assure continued reader loyalty. Through extensive market research we strive to deliver the service and content each of our markets demands. Furthermore, by introducing niche publications that address the needs of targeted groups and by offering earlier delivery times, we continue to create opportunities to introduce new readers to our newspapers.

•	Our 2005 readership survey of all 27 daily newspapers has proved instrumental in increasing readership and limiting circulation losses at many of our newspapers.

•	Further, we have enthusiastically adopted the readership initiatives developed by the Readership Institute.

•	Since 2003, Skirt! magazine has expanded and is now circulated in six southeastern markets. We recently completed an agreement with the Atlanta Journal-Constitution to license Skirt! for the Atlanta market. We are currently in discussions to license this product in other markets also.

•	During 2005, the St. Johns Sun, a tabloid-size, community newspaper, was created by The Florida Times-Union in Jacksonville to serve the area of North St. Johns County. Approximately 15,000 copies of the 30-50 page paper have been inserted in the Friday editions of both the Times-Union and The St. Augustine Record as well as made available free in special racks in area stores. We feel the timing is right to have a “stand-alone” product with the significant population growth in this area.

•	Growing advertising revenue. Through targeted market research, we attempt to understand the needs of our advertisers. This market understanding enables us to develop programs that address the individual needs of our advertisers and to appeal to targeted groups of advertisers and readers with niche publications addressing specific areas such as real estate, automobiles, employment, farming, nursing, antiques, college student guides, foreign language markets and other items of local interest. In addition, we are dedicated to establishing a better trained and focused sales staff.

•	During 2005, we began efforts in circulation and advertising target marketing segmentation which allow us to target individual households based on various demographic and lifestyle characteristics, focusing on those that “look like” our best and most desired customers. We believe that this effort plus increased retention efforts will allow us to grow circulation and readership in the geographic and demographic groups that advertisers want.

•	We have implemented corporate-sponsored training programs and workshops at many of our newspapers to enhance advertising sales. In 2005, we were selected for the FranklinCovey Awards for Excellence which recognizes an organization’s commitment to sustainable performance improvement, employee satisfaction, and being a model of a learning organization.

•	Enhancing our Web sites to complement our daily newspapers. To further support our readership and revenue growth initiatives, we have made a substantial commitment to enhancing our local Web sites that complement all of our daily newspapers. Over the last four years, our newspapers have won 23 national Digital Edge awards from the Newspaper Association of America. We continue to pursue various initiatives to attract new readers and grow revenues. Some current initiatives include:

•	In 2005, we launched Bluffton Today, the vehicle for an innovative experiment in daily newspaper and Web publishing, with some of the content being user-driven. Our free seven-day publication helps to build customer loyalty and strengthen the reading habit.

•	We are working with the Savannah Morning News to evolve a next-generation Web product that will engage new users in new ways.

We will move beyond the “online newspaper” model to become the center of online community, featuring powerful new search tools, user-driven content and an integrated view of a local commercial marketplace.

•	Centralizing operations to support multiple publications. We create synergies and cost savings, including through cross-selling of advertising, centralizing newsgathering and consolidating printing, production and back-office activities. This consolidation involves producing our weekly newspapers, free distribution shoppers and additional niche or regional publications using the facilities of our daily newspapers. We can thereby improve distribution, introduce new products and services in a cost-effective manner and increase readership, offering advertisers expanded reach both geographically and demographically.

•	Focusing on cost control. We now have 31 sites live on SAP Financials, the entire company on a Web-based timekeeping system, one HR/Payroll system, and two newspapers on the SAP Media system.

We have implemented a centralized call center for subscriber complaints and are taking calls for Augusta, Savannah, Topeka, and Athens and as we implement the media platform, we will continue to add newspapers to our centralized call center. We currently have all but one of our daily newspapers on a retention-calling program.

Our centralized purchasing group has put into place companywide purchasing programs that allow our various businesses to purchase goods and services at reduced rates.

•	Investing in strategic technologies. In conjunction with the Shared Services Center initiative, we will utilize technology to help streamline our back-office operations, improve efficiency and reduce employee headcount. Additionally, we continue to explore technologies that will enable us to more efficiently print, produce and deliver our newspapers.

Our operating strategy may not successfully increase revenues and cash flows, based upon a number of factors. For example, a decline in economic conditions, the effects of competition from newspapers or other forms of advertising, or a decrease in the price of local or national advertising could adversely affect our advertising revenues. Our circulation may be adversely affected by competition from other publications and other forms of media and a declining number of regular newspaper buyers. A decline in circulation could adversely affect both our circulation revenue and our advertising revenue, because advertising rates are dependent upon readership. Further, our efforts to control costs, especially newsprint costs, and to create operating synergies may not be as successful as we anticipate.

Strategic acquisitions

We may, from time to time, seek strategic or targeted investments, including newspaper acquisitions and dispositions and, in that regard, we periodically review newspaper and other acquisition candidates that we believe are underperforming in terms of operating cash flows, are in the same geographic region as one of our existing newspapers where we can achieve an efficient operating cluster of newspapers, or otherwise present us with strategic opportunities for growth. Acquisitions would be made in circumstances in which management believes that such acquisitions would contribute to our overall growth strategy, whether through revenue growth or cost reduction opportunities, and represent attractive values based on price. In addition, we may, in connection with such acquisitions, or otherwise, dispose of or realign our newspapers and this could be accomplished by dispositions, swaps, the exchange of one newspaper for another newspaper, or joint ventures in which we and others may contribute newspaper properties to be owned and operated through a joint venture. We may not control such joint ventures and any contribution of assets to a joint venture may reduce our ability to access cash from those assets contributed to the joint venture. Morris Publishing currently has no present commitments with respect to any material acquisitions, dispositions or joint ventures.

Newspapers

The following table sets forth our 27 daily newspapers and their Web site addresses:

Daily newspaper markets	Publication	Internet domain
Alaska
Juneau	Juneau Empire	http://juneauempire.com
Kenai	Peninsula Clarion	http://peninsulaclarion.com

Arkansas
Conway	Log Cabin Democrat	http://thecabin.net

Florida
Jacksonville	The Florida Times-Union	http://jacksonville.com
St. Augustine	The St. Augustine Record	http://staugustine.com
Winter Haven	News Chief	http://polkonline.com

Georgia
Athens	Athens Banner-Herald	http://onlineathens.com
Augusta	The Augusta Chronicle	http://augustachronicle.com
Savannah	Savannah Morning News	http://savannahnow.com

Kansas
Dodge City	Dodge City Daily Globe	http://dodgeglobe.com
Newton	The Newton Kansan	http://thekansan.com
Pittsburg	The Morning Sun	http://morningsun.net
Topeka	The Topeka Capital-Journal	http://cjonline.com

Michigan
Hillsdale	Hillsdale Daily News	http://hillsdale.net
Holland	The Holland Sentinel	http://hollandsentinel.com

Minnesota
Brainerd	Brainerd Dispatch	http://brainerddispatch.com

Missouri
Hannibal	Hannibal Courier-Post	http://hannibal.net
Independence	The Examiner	http://examiner.net

Nebraska
Grand Island	The Grand Island Independent	http://theindependent.com
York	York News-Times	http://yorknewstimes.com

Oklahoma
Ardmore	The Daily Ardmoreite	http://ardmoreite.com
Shawnee	The Shawnee News-Star	http://news-star.com

South Carolina
Bluffton	Bluffton Today	http://blufftontoday.com

South Dakota
Yankton	Yankton Daily Press & Dakotan	http://yankton.net

Tennessee
Oak Ridge	The Oak Ridger	http://oakridger.com

Texas
Amarillo	Amarillo Globe-News	http://amarillo.com
Lubbock	Lubbock Avalanche-Journal	http://lubbockonline.com

The following daily newspapers are in our six largest markets, which together account for approximately 67% of our average daily circulation:

Jacksonville. The Florida Times-Union, which we have operated since 1983, is our largest newspaper and serves the Jacksonville, Florida, designated market area of approximately 614,000 households with a population of approximately 1.6 million. Moreover, an estimated 420,000 north Floridians read The Florida Times-Union daily, 558,000 read The Florida Times-Union on Sunday and 691,000 read The Florida Times-Union at least once in seven days. In this market, we publish various niche publications such as Jacksonville, a newcomer’s guide; and Water’s Edge, a lifestyle publication for affluent readers. We also publish three contract military publications, two of which have been awarded the highest Navy awards for excellence. During 2005, the St. Johns Sun, a tabloid-size, community newspaper was created by The Florida Times-Union in Jacksonville to serve the area of North St. Johns County.

Augusta. The Augusta Chronicle, which we have operated since the early 1940s, is our second largest newspaper and serves the Augusta, Georgia, community of approximately 188,000 households with a population of approximately 501,000. We expect continued growth in Augusta, through a city magazine, and a variety of targeted niche publications, as well as in the surrounding communities, through the purchase in 2003 of The News and Farmer, a weekly newspaper serving Louisville, Georgia, and the launch of the McDuffie Mirror, a weekly publication serving Thomson, Georgia. In addition, we have launched new publications, including a women’s magazine and a family magazine.

Topeka. The Topeka Capital-Journal, which we have operated since 1995, serves the Topeka, Kansas, community of approximately 101,000 households with a population of approximately 252,000. Through marketing partnerships with other Morris Communications subsidiaries, and through the development of more products such as Rock Kansas, At Home, and CJExtra, we believe the Topeka Capital-Journal continues to be the dominant news and advertising source in this market.

The Topeka Capital-Journal also publishes a wide variety of books aimed at serving the community and its visitors, including a pictorial history of Topeka as well as several publications devoted to the University of Kansas sports teams. CJ Online, our online counterpart to The Topeka Capital-Journal, averages over 5.5 million page views per month and has generated over $1.8 million in advertising revenues annually. CJ Online has won several prestigious awards, including being named the best newspaper Internet site by the Newspaper Association of America and Editor & Publisher magazine.

Savannah. The Savannah Morning News, which we have operated since the 1960s, serves the Savannah, Georgia, community of approximately 147,000 households with a population total of approximately 396,000. During 2004 the newspaper relocated to its new facilities near Savannah and leased from a related third party. The 245,000-square-foot facility, which includes a 145,000-square-foot production facility, has enhanced newspaper and commercial printing capabilities along with substantial improvements in its packaging and distribution capabilities. The newspaper’s old warehouse was sold in 2004 and its production and administrative facility was sold in 2005.

Lubbock. The Lubbock Avalanche-Journal, which we have operated since 1972, serves the Lubbock, Texas, community of approximately 117,000 households with a total population of approximately 310,000. Lubbock Online, our online counterpart to The Lubbock Avalanche-Journal, averages over 4.1 million page views per month and has generated over $2.1 million in advertising revenue annually.

Amarillo. The Amarillo Globe-News, which we have operated since 1972, serves the Amarillo, Texas, community of approximately 112,000 households with a population of approximately 301,000.

The following table sets forth our nondaily publications and visitor publications, most of which are in close proximity to daily newspaper markets:

Market	Publication

Non-daily newspapers

Alaska
Homer	Homer News
Juneau	Capital City Weekly

Florida
St. Johns County	St. Johns Sun

Georgia
Martinez	The Columbia County News Times
Thomson	The McDuffie Mirror
Louisville	The News and Farmer, Wadley Herald/The Jefferson Reporter

Kansas
Dodge City	La Estrella
Girard	The Girard Press

Minnesota
Pequot Lakes	Lake Country Echo
Pine River	Pine River Journal

South Carolina
Hardeeville	Hardeeville Today
Ridgeland	Jasper County Sun

South Dakota
Vermillion	Vermillion Plain Talk

Visitor publications

Florida
St. Augustine	Best Read Guide

Georgia/South Carolina
Savannah/Hilton Head	Best Read Guide

Texas
Amarillo	Best Read Guide

The following table sets forth our city and other magazines:

Market	Publication

City magazines

Florida
Jacksonville	Water’s Edge

Georgia
Athens	Athens Magazine
Augusta	Augusta magazine
Savannah	Savannah Magazine

Other magazines

Florida
Jacksonville	Skirt! magazine
Winter Haven	Her Voice

Georgia
Athens	Eco Latino
Augusta	Skirt! magazine
Augusta	Augusta Family Magazine
Savannah	Skirt! magazine
Savannah	Savannah Coastal Parent
Savannah/Hilton Head	Coastal Antiques and Art
Savannah/Hilton Head/Bluffton	Coastal Senior

Michigan
Allegan	West Michigan Senior Times
Hillsdale	Her Voice

Minnesota
Brainerd	Her Voice
Nebraska
Grand Island	Her Voice

North Carolina
Charlotte	Skirt! magazine

South Carolina
Charleston	Skirt! magazine
Columbia	Skirt! magazine

Tennessee
Knoxville	Senior Living

In addition, Morris Publishing circulates the following free community publications as part of its strategic initiative to maximize penetration in certain markets:

Market	Publication

Florida
Auburndale	Auburndale Shopper
Haines City	Ridge Shopper
Lake Wales	Lake Wales Shopper
Winter Haven	Polk Shopper

Kansas
Dodge City	The Shopper’s Weekly

Michigan
Allegan	Flashes Shopping Guide
Holland	Flashes Shopping Guide
Jonesville	Tip-Off Shopping Guide
Kalamazoo	Flashes Shopping Guide
Lakeshore	Flashes Shopping Guide
Zeeland	Flashes Shopping Guide

Minnesota
Pequot Lakes	Echoland Shopper
Pine River	Piper Shopper

Missouri
Oak Grove	Town & Country Extra

Nebraska
Grand Island	Trade West
York	Trade & Transactions

South Carolina
Ridgeland	The Jasper Shopper

South Dakota
Yankton	Missouri Valley Shopper
Vermillion	The Broadcaster

In addition, Morris Publishing owns Flashes Publishing, a commercial printing operation located in Michigan, which also publishes the Holland Sentinel daily newspaper and the Flashes Shopping Guides. Morris Publishing also owns the Broadcaster Press in Vermillion, South Dakota.

Morris Publishing management expense

Morris Communications, our parent, provides management and related services to us, as well as its other operating subsidiaries. Currently, a significant portion of Morris Communications’ time is devoted to our affairs.

Morris Communications provides senior executive management services and personnel (including the services of Mr. Morris III, Mr. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, architectural and engineering, and external and internal audit functions, purchasing and participation in the Shared Services Center operated by MStar Solutions.

As compensation for these services, beginning August 7, 2003, Morris Communications is entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). Prior to August 7, 2003, Morris Communications’ costs of providing these services have been allocated among its operating divisions and our allocated share is reflected in our financial statements. From the year 2001 through August 7, 2003, our allocable costs for the services provided by Morris Communications have ranged from approximately 3.9% to 4.4% of our annual total operating revenues.

In addition, as part of the initiatives commenced in 2002 to develop the Shared Services Center and technological platform, we currently pay the lesser of our allocable share (based upon usage) of the actual costs of operations of MStar Solutions or 2.5% of Morris Publishing’ total annual net operating revenues. Prior to the amendment to the services contract in 2005, Morris Publishing had expensed its allocable share (based upon usage) of the actual costs of operations of MStar Solutions.

The term of the amended services agreement did not change and will still terminate in 2013 on the due date of the senior subordinated bonds. Morris Communications may terminate the agreement if Morris Publishing fails to pay the fees or experiences a change in control. We may terminate the agreement if Morris Communications fails to cure a material breach, performs dishonestly, files bankruptcy, or in certain other events.

Employee relations

Morris Publishing employs approximately 3,313 full-time and 851 part-time employees, none of whom is covered by collective bargaining agreements. We believe that our relations with our employees are generally good.

Seasonality

Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter tends to be the strongest quarter as it includes holiday season advertising.

Competition

While most of our daily newspapers are the only daily newspapers published in their respective communities, they do compete within their own geographic areas with other weekly newspapers in their own or adjacent communities, other daily newspapers published in adjacent or nearby cities and towns, as well as regional and national newspapers. Competition for advertising and paid circulation comes from local, regional and national newspapers, shoppers, radio and television broadcasters, cable television (national and local), direct mail, electronic media, including the Internet, and other forms of communication and advertising media that operate in our markets. Competition for advertising revenue (the aggregate amount of which is largely driven by national and regional general economic conditions) is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Our nondaily publications, including shoppers, compete primarily with direct mail advertising, shared mail packages and other private advertising delivery services.

Regulatory matters

•	FCC ownership rules

Morris Communications, our parent, owns other subsidiaries which in turn own radio broadcast stations that are subject to regulation by the Federal Communications Commission (“FCC” or “Commission”) under the Communications Act of 1934, as amended (the “Communications Act”). The ownership by such entities of radio broadcast stations may limit our opportunity to acquire additional newspapers in certain geographic locations.

FCC rules include restrictions on the common ownership or control of interests in radio stations and certain other media interests in the same market. Among other restrictions, the rules limit the number of radio stations a single operator may own, certain combinations of television and radio stations, and combinations of daily newspapers and radio or television stations in the same market.

On June 2, 2003, the FCC by a three-to-two vote adopted new ownership rules, which would have significantly relaxed the previous rules. On June 24, 2004, however, a three-judge panel of the United States Court of Appeals for the Third Circuit released a split decision on appeal in which it remanded much of the 2003 decision to the agency for further consideration. In addition, the Third Circuit extended a stay on the implementation of the FCC’s revised rules, which originally was imposed by the court following their adoption in 2003. As a result, the ownership restrictions that were in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the agency proceedings on remand and/or further judicial review. In January 2005, several parties filed petitions for review by the United States Supreme Court of the Third Circuit decision, but the Supreme Court declined review. The discussion below provides an overview of the changes to the newspaper/broadcast cross-ownership and local radio ownership rules contemplated in the FCC’s 2003 decision, and the effect of the Third Circuit decision on each rule.

•	Local Radio Ownership Limit

The FCC limits the number of radio stations that a single entity may own in a single market. The revised local radio ownership rule adopted by the FCC in its 2003 decision retained the pre-existing numerical limits on local radio ownership, but modified the methodology for defining a radio market. Specifically, the Commission opted in its 2003 decision to replace its signal contour method of defining local radio markets with a geographic approach based upon Arbitron market designations. In response to a rehearing petition filed by the agency, the Third Circuit agreed to lift its stay with respect to this aspect of the FCC’s revised ownership rules. Accordingly, the Arbitron methodology is currently in effect. In addition, the FCC has initiated a rulemaking proceeding seeking comment on how to define radio markets not ranked by Arbitron. It does not appear that implementation of the new radio market definitions will require divestiture of any of Morris Communications’ stations, but those definitions could affect Morris Communications’ ability to modify the facilities of or sell such stations in the future.

In addition, the agency determined to make radio station joint sales agreements (“JSA’s”) attributable under the local ownership rule if the brokering party sells more than 15 percent of the brokered station’s advertising time per week and owns or has an attributable interest in another broadcast station in the local market. The Third Circuit also agreed to lift its stay with respect to this aspect of the revised rules. Existing JSA’s that result in attribution and cause the brokering station to exceed the ownership limits will be grandfathered until September 2006.

•	Cross-Media Limits

The FCC’s newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market, depending on the number of independently owned media voices that would remain post combination. In its 2003 decision, the Commission decided to replace both rules with the following less restrictive “cross-media limits”:

•	In markets with nine or more TV stations, there would be no FCC restriction on newspaper-broadcast cross-ownership or television-radio cross-ownership.

•	In markets with four to eight TV stations, combinations would be limited so as to permit ownership of the following: a) daily newspapers, one TV station and up to one-half of the radio station limit for that market; or b) daily newspapers and up to the radio station limit for that market (but no TV stations); or c) two TV stations (if permitted under the agency’s separate local TV ownership rule), and up to the radio station limit for that market (but no daily newspapers).

•	In markets with three or fewer TV stations, no cross-ownership would be permitted among TV, radio and newspapers, but a company could seek a waiver of the ban if it could show that the cross-owned properties do not serve the same area. In addition, waivers would be available if it could be shown that the combination would increase the availability of local news.

In its June 2004 opinion, the Third Circuit remanded the revised cross-media limits to the FCC. Pursuant to the stay order issued by the court in connection with its decision, the pre-existing newspaper/broadcast cross-ownership ban and radio/television cross-ownership rule are currently in effect at the agency.

Morris Communications’ subsidiaries currently hold licenses for radio stations pursuant to waivers of the newspaper/broadcast ban in several of Morris Publishing’s newspaper markets. In both Amarillo, Texas, and Topeka, Kansas, the FCC has granted Morris waivers of the cross-ownership restriction pending the final outcome of the agency’s remand proceeding and any related judicial review. In addition, a subsidiary of Morris Communications received a 12-month waiver to hold a radio broadcast license for a station it acquired in January 2004 with a service contour that includes Newton, Kansas, which is also one of our newspaper markets. That waiver expired on January 30, 2005. Prior to that date, however, Morris filed a request with the agency to make the waiver permanent or, alternatively, to either extend it pending the final outcome of the FCC’s 2003 media ownership proceeding or to extend it for an additional 12 months. That request remains pending.

In Amarillo, in addition to publishing the Amarillo Globe-News and serving as licensee of KGNC-AM and KGNC-FM, a subsidiary of Morris Communications currently has a JSA with KAEZ(FM), pursuant to which it sells more than 15 percent of KAEZ’s weekly advertising time. As discussed above, radio JSA’s will become attributable under the FCC ownership rules in September 2006. If, at that time, the common ownership of three radio stations and one daily newspaper within the Amarillo market is not permissible under the FCC rules, Morris may have to modify its agreement with the licensee of KAEZ, divest its interest in the KAEZ JSA, or seek a waiver of the newspaper/broadcast cross-ownership rule in that market.

If the revised media ownership rules adopted by the Commission in 2003 are modified through the agency’s remand proceeding, further judicial review, or congressional action, Morris Communications and Morris Publishing may be required to divest either their radio stations or their newspaper interests in one or more of these markets. Further, FCC cross-ownership rules may have the effect of preventing us from pursuing or consummating a newspaper acquisition that our management would have otherwise pursued in markets in which Morris Communications owns radio stations.

The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, materially adversely affect the operation and ownership of Morris Publishing. Morris Publishing is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on our operations.

Environmental matters

Our newspapers use inks, photographic chemicals, solvents and fuels. The use, management and disposal of these substances and our operations in general are regulated by federal, state, local and foreign environmental laws and regulations including those regarding the discharge, emission, storage, treatment, handling and disposal of hazardous or toxic substances as well as remediation of contaminated soil and groundwater. These laws and regulations impose significant capital and operating costs on our business and there are significant penalties for violations.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners or operators’ releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of regulated materials at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Many of our facilities have never been subjected to phase I environmental audits. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

During 2004, the Savannah newspaper relocated to its new facilities located near Savannah. The newspaper’s old warehouse along with its attached parking lot was sold in 2004 and its production facility was sold in 2005. During 2005, we completed the required environmental remediation on the parking lot at a cost of approximately $700,000.

The federal Comprehensive Environmental Response, Compensation & Liability Act of 1980 as amended

(“CERCLA”) and similar state counterpart acts, provide for strict, and under certain circumstances, joint and several liability, for among other things, generators of hazardous substances disposed of at contaminated sites. We have received requests for information or notifications of potential liability from the United States Environmental Protection Agency under CERCLA and states under counterpart acts for a few off-site locations. We have not incurred any significant costs relating to these matters and we have no information to suggest that we will incur material costs in the future in responding to conditions at these sites.

The nature of our operations exposes us to certain risks of liabilities and claims with respect to environmental matters. We believe our operations are currently in material compliance with applicable environmental laws and regulations. In many jurisdictions, environmental requirements may be expected to become more stringent in the future, which could affect our ability to obtain or maintain necessary authorizations and approvals or result in increased environmental compliance costs.

We do not believe that environmental compliance requirements are likely to have a material effect on us in the near future. We cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with our operations or facilities and that these would not have a material adverse effect on our business, financial condition or results of operations.

Morris Publishing Finance Co.

Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues.

Item 1A—Risk Factors

The risks relating to our business and our industry, which could cause our operating results and financial condition to be materially adversely affected, are described below:

A decline in advertising revenue, our largest source of revenue, would adversely affect us.

A primary source of our revenue is advertising. For both 2004 and 2005, advertising revenues, which include retail, national and classified advertising revenues, constituted approximately 52.1%, 6.6% and 41.3%, respectively, of our total operating revenues. A reduction in demand for advertising could result from:

•	a general decline in economic conditions;

•	a decline in economic conditions in particular markets where we conduct business, and in particular the Jacksonville, Florida market where we derived approximately 32.5% of our revenues for the year ending December 31, 2005;

•	a decline in the circulation of our newspapers;

•	a decline in the popularity of our editorial content;

•	a change in the demographic makeup of the population where our newspapers are sold;

•	a decrease in the price of local and national advertising;

•	the activities of our competitors, including increased competition from other forms of advertising-based mediums, including local, regional and national newspapers, shoppers, radio and television broadcasters, cable television (national and local), direct mail and electronic media (including the internet); and

•	a decline in the amount spent on advertising in general.

Our revenues are cyclical and may decrease due to an economic downturn.

Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year tends to be the weakest quarter because advertising volume is then at its lowest level. The fourth quarter tends to be the strongest quarter as it includes holiday season advertising. As a result, our consolidated results may not be comparable from quarter to quarter.

Our advertising revenues, as well as those of the newspaper industry in general, may be cyclical and dependent upon general economic conditions. We cannot assure you that the demand for our services will continue at current levels. The newspaper industry in general, like other media, has suffered from the continued downturn in the national economy. Historically, advertising revenues have increased with the beginning of an economic recovery, principally with increases in classified advertising for employment, real estate and automobiles. Decreases in advertising revenues have historically corresponded with general economic downturns and regional and local recessionary conditions. While we believe that the geographic diversity of our operations mitigates, to some degree, the effects of regional and local economic downturns, a decline in the national economy generally may adversely affect our operating results.

A decline in circulation revenue would adversely affect us.

We also rely on circulation revenue, which is affected by, among other things, competition and consumer trends, including declining consumer spending on newspapers. Circulation is a significant source of our revenue. Circulation revenue and our ability to achieve price increases for our print products are affected by:

•	competition from other publications and other forms of media available in our various markets, including network, cable and satellite television, the internet and radio;

•	declining consumer spending on discretionary items like newspapers;

•	competing uses of free time; and

•	declining number of regular newspaper buyers.

Fluctuations in newsprint costs, or increases in labor or health care costs could adversely affect our financial results.

Newsprint, ink and supplements are the major components of our cost of raw materials. Newsprint, ink and supplements were 11.9%, 11.8% and 11.5% of our total operating revenues in 2005, 2004 and 2003, respectively. Historically newsprint prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in newsprint prices. We have no long-term supply contracts and we have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. In addition, substantial increases in labor or health care costs could also affect our operating results.

Competition could have a material adverse effect on us.

Revenue generation in the newspaper industry is dependent primarily upon the sale of advertising and paid circulation. Competition and pricing are largely based on readership, market penetration, quality and servicing the specialized needs of advertisers and readers. Currently, our daily newspapers generally do not directly compete in their respective communities with other daily newspapers covering local news. Competition for advertising and circulation, however, also comes from regional and national newspapers, radio and television broadcast, cable television (national and local), non-daily newspapers, direct mail, electronic media (including the internet) and other communications and advertising media that operate in our markets. Certain of our competitors are larger and have greater financial resources than we have. The extent and nature of such competition is, in large part, determined by the location and demographics of the market and the number of media alternatives in those markets. For more information on our competition and factors that could affect our competitive position, see “Business—Competition.”

We must constantly expand and develop new publications and services to compete for advertising dollars against competitors who may target the specific needs of advertisers.

In recent years, newspapers have faced competition for advertising dollars from publishers of specialized publications targeted to specific groups of readers. To meet this competition, our future success depends in part on our ability to continue offering new publications and services that successfully gain market acceptance by addressing the needs of specific audience groups within our target markets. The process of internally researching, developing, launching, gaining acceptance and establishing profitability for a new publication or service, is inherently risky and costly. We cannot assure you that our efforts to introduce new publications or services will be successful.

We are subject to legal proceedings that, if determined adversely to us, could adversely affect our financial results.

We are subject to legal proceedings that arise in the ordinary course of our business. We do not expect that the outcome of any pending legal proceedings will have a material adverse impact upon our business. However, the damages that may be claimed in these legal proceedings could be substantial, including claims for punitive or extraordinary damages. It is possible that, if the outcomes of these legal proceedings are not favorable to us, it could adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we are self-insured.

The interests of our parent, Morris Communications, and its ultimate owners, the Morris family, may be different than holders of our senior subordinated notes, and they may take actions that may be viewed as adversely affecting our business or the notes.

Morris Communications, its ultimate parent company, Shivers Trading & Operating Company, and the Morris family have interests in other businesses that may have conflicting business interests. Other subsidiaries of Morris Communications operate businesses that also derive revenue from advertising, including broadcast radio stations, outdoor advertising, magazines, book publishing and specialized publications. These other subsidiaries may compete with us for advertising revenues. Because the Morris family’s interests as an equity holder may conflict with the interests of holders of the notes, Morris Communications may cause us to take actions that, in their judgment, could enhance their equity investment, even though such actions might involve risks to you as a holder of the notes.

There can be no assurance that Morris Communications or the Morris family will exercise control in our best interests as opposed to their own best interests.

The Morris family, including William S. Morris III, our chairman, and his son, William S. Morris IV, our president and chief executive officer, beneficially own all of the equity interests in Morris Communications, our parent company, through their ownership of the stock of Shivers Trading & Operating Company. By virtue of such equity ownership, the Morris family has the sole power to:

•	elect the entire board of directors of Shivers Trading & Operating Company, Morris Communications and each of their subsidiaries, including us;

•	control all of our management and policies, including as to the making of payments to Morris family members or other affiliates, whether by way of dividend, stock repurchase, compensation or otherwise or the entering into other transactions with Morris Communications, its subsidiaries or other affiliates, or other transactions that could result in a change of control of Morris Communications or Morris Publishing; and

•	determine the outcome of any corporate matter or transaction, including mergers, joint ventures, consolidations and asset sales, equity issuances or debt incurrences.

We have no independent directors and no independent audit committee to review the actions of management or the Morris family.

Currently five of the six directors on the boards of directors of Shivers Trading & Operating Company, Morris Communications and each of their subsidiaries (including our board) are members of the Morris family and the sixth is Craig S. Mitchell who is also the Senior Vice President – Finance, Secretary and Treasurer of Shivers Trading & Operating Company, Morris Communications and each of their subsidiaries. Mr. Mitchell serves at the pleasure of the Morris family. None of these boards has an audit committee with “independent” directors and will not necessarily have as a member a “financial expert” as defined under the rules of the Commission as a result of the Sarbanes-Oxley Act of 2002. We have been advised that the Morris family does not plan to appoint any non-family members to any such boards, other than the current single existing non-family member director, or any “independent” directors. No member of any such board of directors has been elected, or is anticipated to be elected, to represent the interests of the holders of the notes.

In addition, as private companies, Shivers Trading & Operating Company, Morris Communications and its subsidiaries, including Morris Publishing, have not been required to comply with the corporate governance or other provisions of the Sarbanes-Oxley Act or any of the corporate governance or other rules and regulations of any stock exchange or national stock quotation system. Morris Publishing has been subject to certain provisions of the Sarbanes-Oxley Act, but those provisions do not require Morris Publishing to have independent directors or an audit committee.

We depend upon the Morris family for management, leadership and general policy-making.

The unavailability for any reason of the managerial services presently provided by the Morris family (particularly our chairman William S. Morris III and our chief executive officer William S. Morris IV) to Morris Publishing, could be disruptive to our business for some period of time. While we have been advised that the Morris family has no intention to engage in a transaction that would lead to a change of control of Shivers Trading & Operating Company, Morris Communications or Morris Publishing, no assurances can be given that future events or other circumstances may arise that would lead to a possible change of control.

Various entities which are affiliated with Morris Communications and the Morris family have engaged, and may in the future engage, in transactions with us some of which may be viewed, from the perspective of a holder of the notes, as disadvantageous to us or an inappropriate use of our resources.

These transactions may not necessarily be consummated on an arm’s-length basis and therefore may not be as favorable to us as those that could be negotiated with non-affiliated third parties. See “Certain relationships and related transactions” for a description of such transactions, including the following:

•	We are managed by Morris Communications pursuant to a management agreement and also participate in its Shared Services Center operated by its subsidiary, MStar Solutions, LLC.

•	In addition to the management services, we may share other facilities and costs with Morris Communications and its other subsidiaries. Shared costs may include joint promotions or the use of facilities, equipment, supplies or employees of one division for the benefit of an affiliate and the costs will be allocated among the various entities by Morris Communications.

•	Rental arrangements with a company controlled by Morris family members for the use of our Savannah, Georgia newspaper operation.

•	In the ordinary course of our business, we may sell or purchase goods and services from our affiliates, such as radio or outdoor advertising and promotions, space in hotels owned by affiliates, or farm products from farms owned by affiliates, on terms that we determine to be comparable to transactions with unrelated third parties.

•	We may provide loans to Morris Communications or its subsidiaries. Any such loans may utilize borrowing capacity under our credit facilities that may otherwise have been available for our business purposes. It is expected that the principal external source of liquidity for Morris Communications and its other subsidiaries will be loans by or distributions from Morris Publishing.

•	We are a single member limited liability company that is disregarded for federal income tax purposes and we are part of the consolidated tax return of our ultimate parent corporation and its subsidiaries. We participate in a tax sharing agreement with our affiliates whereby we are required to pay to Morris Communications an amount equal to the taxes we would have been required to pay as if we were a separate taxable corporation. We may become jointly and severally liable for all income tax liability of the group in the event other subsidiaries are unable to pay the taxes attributable to their operations.

•	Because of the FCC’s cross-ownership limitations and Morris Communications’ ownership of radio stations, we may not be able to make acquisitions that would be favorable, or we may be required to dispose of existing newspapers.

Rules of the Federal Communications Commission, or FCC, limit the cross-ownership of a broadcast radio station and a newspaper in the same market. Morris Communications owns other subsidiaries which own radio broadcast licenses that are subject to regulation by the FCC. These subsidiaries currently hold, under waivers granted by the FCC, radio broadcast licenses in two of Morris Publishing’s newspaper markets: Amarillo, Texas and Topeka, Kansas. A subsidiary of Morris Communications has also received from the FCC a 12 month waiver (which has expired and for which requests for extension are pending) to hold a radio broadcast license for a station it expects to acquire with a service contour that includes Newton, Kansas, which is also one of our newspaper markets. In 2003, the FCC adopted ownership rules that would permit cross-ownership of a broadcast radio station and a newspaper in the same market in many instances, but these rules have been challenged in the U.S. Court of Appeals for the Third Circuit, which remanded the rules to the FCC and stayed the rules’ effective date. Should the new rules become effective, we believe that the radio broadcast licenses held for these locations will be able to continue to be held without waivers. If, however, the rules do not become effective as originally adopted, or if Congress were to overturn the new ownership rules or to impose new limitations on newspaper-broadcast cross-ownership, Morris Communications and Morris Publishing might need to divest either their radio broadcast licenses for these markets or their newspaper interests in these markets. Further, FCC cross-ownership rules may have the effect of preventing us from pursuing or consummating a newspaper acquisition that our management would have otherwise pursued in markets in which Morris Communications owns radio stations.

If we fail to implement our business strategy, our business will be adversely affected.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to maintain circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications or raise the cover prices of our publications without causing a decline in circulation.

Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, general economic conditions, legal developments or increased operating costs or expenses. In particular, there has been a recent trend of increased consolidation among major retailers, including as a result of bankruptcies of certain retailers. This trend may adversely affect our results of operations by reducing the number of advertisers using our products and increasing the purchasing power of the consolidated retailers, thereby leading to a decline in our advertising revenues. Any failure by us to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the notes. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Consolidation in the markets in which we operate could place us at a competitive disadvantage.

Recently, some of the markets in which we operate have experienced significant consolidation. In particular, the combinations of traditional media content companies and new media distribution companies have resulted in new business models and strategies. Should the revised ownership rules adopted by the FCC withstand court and Congressional challenges, they will increase the potential of consolidation for our sector. We cannot predict with certainty the extent to which these types of business combinations may occur or the impact that they may have. These combinations could potentially place us at a competitive disadvantage with respect to negotiations, sales, resources and our ability to develop and to take advantage of new media technologies.

We may pursue acquisitions, but we may not be able to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions and we may enter into joint ventures.

We may pursue growth in part through the acquisition of additional newspapers or certain other businesses and assets and we may enter into joint ventures. This strategy is subject to numerous risks, including:

•	an inability to obtain sufficient financing to complete our acquisitions;

•	increases in purchase prices for newspaper assets due to increased competition for acquisition opportunities;

•	an inability to negotiate definitive purchase agreements on satisfactory terms;

•	difficulty in obtaining regulatory approval;

•	difficulty in integrating the operations, systems and management of acquired assets and absorbing the increased demands on our administrative, operational and financial resources;

•	the diversion of our management’s attention from their other responsibilities;

•	the loss of key employees following completion of our acquisitions;

•	the failure to realize the intended benefits of our acquisitions;

•	our being subject to unknown liabilities; and

•	participation in joint ventures may limit our access to the cash flow of assets contributed to the joint venture.

Our inability to effectively address these risks could force us to revise our business plan, incur unanticipated expenses or forego additional opportunities for expansion.

We are subject to extensive environmental regulations.

We are subject to a variety of environmental laws and regulations concerning, among other things, emissions to the air, waste water and storm water discharges, handling, storage and disposal of wastes, recycling, remediation of contaminated sites, or otherwise relating to protection of the environment. Environmental laws and regulations and their interpretation have changed rapidly in recent years and may continue to do so in the future. Failure to comply with present or future requirements could result in material liability to us. Some environmental laws impose strict, and under certain circumstances joint and several, liability for costs of remediation of soil and groundwater contamination at our facilities or those where our wastes have been disposed. Our current and former properties may have had historic uses which may require investigation or remedial measures. We believe we are in substantial compliance with all applicable environmental requirements. However, we cannot guarantee that material costs and/or liabilities will not occur in the future including those which may arise from discovery of currently unknown conditions.

The FTC Do Not Call rule has adversely affected and will continue to affected our ability to sell newspaper subscriptions by telephone marketing.

Risks relating to the notes are as follows:

Our substantial indebtedness could adversely affect our business and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of December 31, 2005, we had $521 million of debt outstanding, consisting of approximately $221 million of senior debt and $300 million of senior subordinated notes. In addition, the indenture governing the notes and our new credit facilities allow us to incur substantial additional indebtedness in the future. As of December 31, 2005, we had $90 million available to borrow under our new credit facilities. Our substantial indebtedness may have important consequences, including:

•	making it more difficult for us to satisfy our obligations with respect to the notes;

•	limiting cash flow available to fund our working capital, capital expenditures, potential acquisitions or other general corporate requirements;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, potential acquisitions or other general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry;

•	placing us at a competitive disadvantage compared to our competitors with less indebtedness; and

•	making it more difficult for us to comply with financial covenants in our credit facilities.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

Our ability to generate cash flow from operations to make principal and interest payments on our debt, including the notes, will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions, the reallocation of advertising expenditures to other available media and a decline in the amount spent on advertising in general. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to seek additional capital to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying capital investments and acquisitions. We cannot assure you that such additional capital or alternative financing will be available on favorable terms, if at all. Our inability to generate sufficient cash flow from operations or obtain additional capital or alternative financing on acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

Restrictions in our debt agreements reduce our operating flexibility and contain covenants and restrictions that create the potential for defaults.

The terms of our credit facilities and the indenture relating to the notes restrict, among other things, our ability to:

•	incur or repay debt;

•	dispose of assets;

•	create liens;

•	make investments;

•	enter into affiliate transactions; and

•	pay dividends.

Under our credit facilities we are required to maintain specified financial ratios and levels including:

•	a minimum interest coverage ratio;

•	a minimum fixed charges coverage ratio; and

•	a maximum cash flow ratio.

If we fail to comply with any of these tests, the lenders have the right to cause all amounts outstanding under our credit facilities to become immediately due. If this was to occur, and the lenders decide to exercise their right to accelerate the indebtedness, it would create serious financial problems for us and could lead to an event of default under the indenture governing the notes. In such an event, we cannot assure you that we would have sufficient assets to pay amounts due on the notes. As a result, you may receive less than the full amount you would be otherwise entitled to receive on the notes. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Our ability to comply with these restrictions, and any similar restrictions in future agreements, depends on our operating performance. Since our performance is subject to prevailing economic, financial and business conditions and other factors that are beyond our control, we may be unable to comply with these restrictions in the future

A note holder’s right to receive payments on the notes is junior to our existing senior indebtedness and the existing senior indebtedness of the subsidiary guarantors and possibly all of our and their future indebtedness and our credit facility will have the benefit of guarantees by Morris Communications and certain of its subsidiaries.

The notes and the subsidiary guarantees are subordinated in right of payment to the prior payment in full of our and the subsidiary guarantors’ respective current and future senior indebtedness, including our and their obligations under our credit facilities. As of December 31, 2005, the notes were subordinated to approximately $221 million of senior indebtedness, not including $90 million of senior debt that is available for borrowing under our credit facilities. As a result of the subordination provisions of the notes, in the event of the bankruptcy, liquidation or dissolution of us or any subsidiary guarantor, our assets or the assets of the applicable subsidiary guarantor would be available to pay obligations under the notes and our other senior subordinated obligations only after all payments had been made on our senior indebtedness or the senior indebtedness of the applicable subsidiary guarantor. Sufficient assets may not remain after all of these payments have been made to make any payments on the notes and our other senior subordinated obligations, including payments of interest when due. In addition, all payments on the notes and the subsidiary guarantees are prohibited in the event of a payment default on our senior credit facilities, and may be prohibited in any future senior indebtedness.

All obligations under the senior credit facilities are guaranteed by Morris Communications and certain of its subsidiaries, and such guarantees are secured with substantially all of their assets.

The notes and the subsidiary guarantees are effectively subordinated to all of our and our subsidiary guarantors’ secured indebtedness and all indebtedness of our non-guarantor subsidiaries.

The senior subordinated notes are not secured. The lenders under our senior credit facilities are secured by liens on substantially all of our and our subsidiaries’ assets and by a pledge of the stock of all of the subsidiary guarantors. If we, Morris Communications or any of the subsidiary guarantors declare bankruptcy, liquidate or dissolve, or if payment under the credit facilities or any of our other secured indebtedness is accelerated, our secured lenders are entitled to exercise the remedies available to a secured lender under applicable law and have a claim on those assets before the holders of the notes. As a result, the notes are effectively subordinated to our and our subsidiaries’ secured indebtedness to the extent of the value of the assets securing that indebtedness, and the holders of the notes would in all likelihood recover ratably less than the lenders of our and our subsidiaries’ secured indebtedness in the event of our bankruptcy, liquidation or dissolution. As of December 31, 2005, we had $221 million of secured indebtedness outstanding, not including $90 million of additional secured indebtedness that would have been available for borrowing under our credit facilities.

Some of our future subsidiaries may not be guarantors on the notes and some of our existing subsidiaries may be released from their guarantees upon becoming an unrestricted subsidiary in the manner provided in the indenture. Payments on the notes are only required to be made by us and the subsidiary guarantors. As a result, no payments are required to be made from assets of subsidiaries which do not guarantee the notes. The notes are structurally subordinated to all of the liabilities of our subsidiaries that do not guarantee the notes. In the event of a bankruptcy, liquidation or dissolution of any non-guarantor subsidiary, holders of its indebtedness, its trade creditors and holders of its preferred equity are generally entitled to payment on their claims from assets of that subsidiary before any assets are made available for distribution to us. However, under some circumstances, the terms of the notes permit our non-guarantor subsidiaries to incur additional specified indebtedness. Currently, we have no non-guarantor subsidiaries.

We may not be able to purchase the notes upon a change of control.

Upon the occurrence of certain specific kinds of change of control events, we are required to offer to repurchase all outstanding notes at a price equal to 101% of their principal amount plus accrued and unpaid interest, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of notes or that restrictions in our senior credit facilities would not allow such repurchase.

Federal and state statutes allow courts, under specific circumstances, to void the guarantees of the notes by our subsidiaries and require the holders of the notes to return payments received from the subsidiary guarantors.

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the subsidiary guarantees could be voided, or claims in respect of the subsidiary guarantees could be subordinated to all other debts of a subsidiary guarantor if, either, the subsidiary guarantee was incurred with the intent to hinder, delay or defraud any present or future creditors of the subsidiary guarantor or the subsidiary guarantor, at the time it incurred the indebtedness evidenced by its subsidiary guarantee, received less than reasonably equivalent value or fair consideration for the incurrence of such indebtedness and the subsidiary guarantor either:

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged in a business or transaction for which such subsidiary guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a subsidiary guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, were greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, we and each subsidiary guarantor believe that no subsidiary guarantor will be insolvent, will have unreasonably small capital for the business in which it is engaged or will have incurred debts beyond its ability to pay such debts as they mature. There can be no assurance, however, as to what standard a court would apply in making such determinations or that a court would agree with our or the subsidiary guarantors’ conclusions in this regard.

An active trading market may not develop for the exchange notes.

The senior subordinated notes have no established trading market and are not being listed on any securities exchange. The liquidity of any market for the notes depends upon various factors, including:

•	the number of holders of the notes;

•	the overall market for high yield securities;

•	our financial performance or prospects; and

•	the prospects for companies in our industry generally.

Accordingly, we cannot assure you of a market or liquidity for the notes. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. We cannot assure you that the market for the notes, if any, will not be subject to similar disruptions. Any such disruptions may adversely affect you as a holder of the notes.

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

Management believes that all of our properties are in generally good condition and suitable for current operations. Our executive offices are located in Augusta, Georgia. Our main facilities are shown on the following table. Our production facilities, which are indicated by the presence of a press line, are in most cases, newspaper office facilities as well. We own all of the following facilities except the facilities located on Chatham Parkway* in Savannah, Georgia, which are operated under a long-term lease with an affiliate. See “Certain relationships and related transactions.”

State	City	Sq. Ft.	Press Lines
Alaska:	Homer	2,418	0
	Kenai	19,307	1
	Juneau	55,045	1
Arkansas:	Conway	20,431	1
Florida:	St. Augustine	55,264	1
	Jacksonville	328,106	4
	Winter Haven	24,399	2
Georgia:	Athens	110,000	1
	Augusta	159,758	1
	Louisville	2,500	0
	Savannah*	145,000	2
	Savannah	46,746	0
Kansas:	Topeka	153,467	1
	Pittsburg	13,950	1
	Newton	10,304	1
	Dodge City	23,700	1
Michigan:	Allegan	48,000	2
	Hillsdale	11,552	1
	Holland	23,919	0
Minnesota:	Brainerd	25,500	1
	Pine River	1,750	0
	Pequot Lakes	4,563	0
Missouri:	Hannibal	18,602	1
	Independence	32,000	1
Nebraska:	York	5,950	0
	Grand Island	28,680	1
Oklahoma:	Ardmore	51,339	1
	Shawnee	30,958	1
South Carolina:	Ridgeland	1,500	0
South Dakota:	Vermillion	7,200	1
	Yankton	13,778	1
Tennessee:	Oak Ridge	29,700	1
Texas:	Amarillo	84,251	1
	Lubbock	160,644	1

Item 3—Legal Proceedings

From time to time, we are involved in litigation in the ordinary course of our business. In our opinion, the outcome of any pending legal proceedings will not have a material adverse impact on our financial position or results of operations.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5—Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Common Stock

There is no public trading market for our equity, all of which is held by Morris Communications Company, LLC.

Item 6—Selected Financial Data

The selected historical financial data of Morris Publishing set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The consolidated statement of income and other operating and financial information data for each of the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements included elsewhere in this report.

Morris Publishing was formed in late 2001 as part of a corporate reorganization of our parent, Morris Communications and, therefore, does not have a recent operating history as an independent company. Our historical consolidated financial statements contained in this report reflect periods during which we did not operate as an independent company. See Note 1 to the Consolidated Financial Statements.

The financial information we have included in this report reflects the historical results of operations and cash flows of Morris Publishing with allocations made for corporate and other services provided to us by Morris Communications. Operating costs and expenses reflect our direct costs together with certain allocations by Morris Communications for corporate services, debt and other shared services that have been charged to us based on usage or other methodologies we believe are appropriate for such expenses. In the opinion of management, these allocations have been made on a reasonable basis and approximate all the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services would have been.

	Years ended December 31,
(Dollars in thousands)	2005		2004		2003		2002		2001
Consolidated statement of income data
Operating Revenues:
Advertising	$378,338		$367,560		$348,798		$342,976		$341,947
Circulation	70,615		70,197		71,519		71,906		74,756
Other	16,154		17,977		18,093		18,480		20,781

Total operating revenues	465,107		455,734		438,410		433,362		437,484

Operating expenses:
Labor and employee benefits	176,832		177,905		172,261		162,540		163,097
Newsprint, ink and supplements	55,932		53,848		50,608		48,815		62,193
Other operating costs	127,688		121,353		115,434		110,059		106,219
Depreciation and amortization	21,965		21,097		20,535		23,627		37,563

Total operating expenses	382,417		374,203		358,838		345,041		369,072

Other expense (income):
Interest expense, including amortization of debt issuance costs	35,662		32,281		26,088		25,056		33,424
Loss on extinguishments of debt	986		—		5,957		—		1,578
Interest income	(120)		(1,249)		(122)		(21)		—
(Gain) loss on sale of fixed assets	(4,810)		(181)		323		(208)		(67)
Other, net	(94)		678		(260)		416		352

Total other expense, net	31,624		31,529		31,986		25,243		35,287

Income before income taxes and minority interest	51,066		50,002		47,586		63,078		33,125
Provision for income taxes	19,776		19,694		18,744		24,758		15,039

Net income	$31,290		$30,308		$28,842		$38,320		$18,086

Consolidated balance sheet data at period end
Total assets	$448,069		$461,191		$447,125		$437,287		$443,352
Goodwill and other intangibles, net of accumulated amortization	201,485		207,045		211,811		215,680		220,802
Total long-term debt and capital lease obligations	521,000		550,000		525,000		516,000		538,046
Member’s deficit	$(175,312)		$(189,136)		$(169,461)		$(153,909)		$(166,051)
Other operating and financial information data
Earnings to fixed charges (a)	2.4	x	2.5	x	2.8	x	3.5	x	2.0	x
Pro forma earnings to fixed charges (b)	—		—		2.5		3.0		—
Dividend distributions to parent company	$1,811		$50,000		$—		$—		$—

(a)	Earnings to fixed charges is defined as income before income taxes and minority interest plus fixed charges, divided by fixed charges. Fixed charges are interest expense including amortization of debt issuance costs, plus one-third of rent expense.

(b)	Our interest expense would have increased by $4,669 and $6,742, respectively, for the years ended December 31, 2003 and December 31, 2002, assuming we had issued our $300 million of 7% Senior Subordinated Notes Due 2013 at the beginning of such period.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6—Selected Financial Data, and with the consolidated financial statements that appear elsewhere in this Form 10-K.

Critical accounting policies and estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to allowances for doubtful accounts, intangible assets, management fees, income taxes and post-retirement benefits. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

We believe the following critical accounting policies are our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory — The cost of newsprint inventory is determined by the last-in, first-out method. At year end, the newsprint inventory is evaluated and adjusted to the lower of cost or market. Newsprint purchases are combined with those of other newspaper companies to obtain the best price available. We consider our relationship with newsprint producers to be good. We have not entered into any derivative contracts for newsprint.

Accounts receivable — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We assess, at least annually, the adequacy of our allowances for losses on accounts receivable using a combination of specific identification and the aging of accounts receivable. Payment in advance for some advertising and circulation revenue and credit background checks have assisted us in maintaining historical bad debt losses of less than 1.0% of revenue.

Goodwill and other intangibles — We have significant intangible assets recorded on our balance sheet. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we test goodwill and indefinite-lived assets for impairment on an annual basis. The inability to sustain profitable operations in our newspapers could result in a material impairment of our intangible assets in the future.

We are required to test our goodwill and indefinite-lived intangible assets (including mastheads) for impairment on an annual basis. We perform this evaluation on December 31st. Additionally, goodwill and other indefinite-lived intangible assets are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have performed the required impairment tests of goodwill and indefinite-lived intangible assets as of December 31, 2005, which resulted in no impairments.

Revenue recognition — Advertising revenues are recognized when the advertisements are printed and distributed. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered.

Allocated costs — Operating costs and expenses reflect our direct charges, together with certain allocations by Morris Communications for corporate services, debt and employee benefits that have been charged to us based on usage or other methodologies deemed by management to be appropriate for such expenses. In the opinion of management, these allocations have been made on a reasonable basis and approximate all the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services would have been. Beginning in August 2003, the costs for these services, debt and employee benefits are based on new agreements and could result in a change in expenses incurred. For 2003, the management expenses allocated to us through August 7, 2003, totaled $7.8 million. The management fee under our new management agreement from August 7, 2003, through the end of the year totaled $7.8 million, for total management fees and expenses for the year of $15.6 million. On a pro forma basis, had the management agreement been in place at the beginning of the year 2003, our management fees would have been $17.5 million in 2003, an increase of $1.9 million over our actual 2003 results.

Debt — On August 7, 2003, we refinanced substantially all of our long-term indebtedness by issuing $250 million of 7% senior subordinated notes due 2013 and entering into a $400 million credit facility. In September 2003, an additional $50 million of senior subordinated notes were issued. On a pro forma basis, had the refinancing been in place at the beginning of the year 2003, our interest expense would have increased by $4.7 million. The loss incurred on the extinguishment of the prior debt was $6.0 million.

Retiree health care benefits — We have significant retiree health care and disability benefit plan costs and obligations that are allocated from Morris Communications. Inherent in these allocations are key assumptions including projected costs, discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related retiree health care and health and disability costs or obligations may occur in the future because of changes resulting from fluctuations in our employee headcount and/or changes in the various assumptions.

Income taxes — We are a single member limited liability company and are not subject to income taxes. However, our results are included in the consolidated federal income tax return of Morris Communications. Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on our results. We have entered into a formal tax sharing agreement with Morris Communications, under which we are required to provide for its portion of income taxes. Under the terms of the agreement, we remit taxes for its current tax liability to Morris Communications. Accordingly, we recognize an allocation of income taxes in our separate financial statements in accordance with the agreement.

We account for income taxes under the provisions of the liability method, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

Contra equity account — Prior to 2005, we had reported the loan receivable from Morris Communications (see Note 1 to consolidated financial statements for the years ended December 31, 2005, 2004, and 2003) as a long-term asset on our balance sheets and had reported interest income related to the loan receivable in the statement of income. Based on the historical practice of our settling with Morris Communications a significant portion of the outstanding loan receivable balance with dividends, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified the loan receivable from Morris Communications as contra equity within member’s deficit. In 2005, we also have recorded the interest income from this loan receivable as contra equity.

We did not reclassify this outstanding loan receivable balance from long-term asset to member’s deficit at December 31, 2004 or reclass the previously reported 2004 or 2003 loan receivable interest income, as such amounts were considered immaterial.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications, is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, the Report on Form 10-K.

Morris Publishing Group, LLC overview

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

Our historical consolidated financial statements contained in this document reflect periods during which we did not operate as an independent company. See Note 1 to consolidated financial statements for the years ended December 31, 2005, 2004, and 2003.

Morris Publishing owns and operates 27 daily, 13 nondaily, four city magazines and numerous other free publications, primarily located in mid-sized to small markets across the United States.

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenues from both print and online media formats.

Linage, rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue. Our other revenue consists primarily of commercial printing and other online revenue.

During 2005, advertising and circulation revenue represented 81.3% and 15.2%, respectively, of our total net operating revenue. Commercial printing revenue made up 2.4% of our total net operating revenue. Our advertising revenue consisted of 52.1% in retail, 41.3% in classified and 6.6% in national.

From time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets.

We continue to see overall declines in circulation at our newspapers which is consistent with the industry as a whole. We continue to focus on circulation retention efforts through lengthened subscriptions periods, new payment methods, and increased service levels.

Employee and newsprint costs are the primary costs at each newspaper. Our operating performance is affected by newsprint prices, which historically have fluctuated. Newsprint costs have represented 10 – 15% of total operating expenses. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing. We believe that current and future sources of newsprint will be sufficient to meet our current and anticipated requirements.

Current initiatives

Our primary operating strategy is to grow our market share and to operate efficiently in all markets. Our initiatives have been directed at improving our local news and information content, enhancing our online formats to complement our daily newspapers, creating cost saving synergies through our weekly and other niche publications, and investing in technology that enables us to account for, print, produce and deliver our products more efficiently. Since declines in circulation and readership of daily newspapers have resulted in a loss of advertising market share in our industry, we continue to focus on circulation retention efforts through lengthened subscriptions periods, enhanced payment methods, and increased service levels.

Some of our recent initiatives are as follows:

•	We recently recruited and hired a corporate Vice President of News to advance journalistic practices.

•	Our 2005 readership survey of all 27 daily newspapers has proved instrumental in increasing readership and limiting circulation losses at many of our newspapers.

•	Further, we have enthusiastically adopted the readership initiatives developed by the Readership Institute.

•	Since 2003, Skirt! magazine has expanded and is now circulated in six southeastern markets. We recently completed an agreement with the Atlanta Journal Constitution to license Skirt! for the Atlanta market. We are currently in discussions to license this product in other markets also.

•	During 2005, the St. Johns Sun, a tabloid-size, community newspaper has been created by The Florida Times-Union in Jacksonville to serve the area of North St. Johns County. Approximately 15 thousand copies of the 30-50 page paper have been inserted in the Friday editions of both the Times-Union and The St. Augustine Record as well as made available free in special racks in area stores. We feel the timing is right to have a “stand-alone” product with the amount of housing that is exploding in this area.

•

During 2005, we began efforts in circulation and advertising target marketing segmentation which allows us to target individual households based on various demographic and lifestyle characteristics, focusing on those that “look like” our best and most desired customers. We believe that this effort plus increased retention efforts will allow us to grow circulation and readership in the geographic and demographic groups that advertisers want.

•	We have implemented corporate sponsored training programs and workshops at many of our newspapers to enhance advertising sales. In 2005, we were selected for the FranklinCovey’s Awards for Excellence which recognizes an organization’s commitment to sustainable performance improvement, employee satisfaction, and being a model of a learning organization.

•	In 2005, we launched Bluffton Today, the vehicle for an innovative experiment in daily newspaper and Web publishing, with some of the content being user driven. Our free seven-day publication helps to build customer loyalty and strengthen the reading habit

•	We are working with the Savannah Morning News to evolve a next-generation Web product that will engage new users in new ways.

We intend to move beyond the “online newspaper” model to become the center of the online community, featuring powerful new search tools, user-driven content and an integrated view of a local commercial marketplace.

The Web site and the newspaper will play complementary, non-competing roles in the process of informing and facilitating community and the Web site will feature profiling and social networking tools designed to engage a younger, more active audience implementing user registration across our newspaper Web sites.

•	We now have 31 sites live on SAP Financials, the entire company on a Web-based timekeeping system, one Human Resource/Payroll system, and two newspapers on the SAP Media system.

We have implemented a centralized call center for subscriber complaints and are taking calls for Augusta, Savannah, Topeka, and Athens and as we implement the media platform, we will continue to add newspapers to our centralized call center. We currently have all but one of our daily newspapers on a retention-calling program.

Our centralized purchasing group has put into place companywide purchasing programs that allow our various businesses to purchase goods and services at reduced rates.

Financial summary for the years ended December 31, 2005, 2004 and 2003

Financial Summary. The following table summarizes our consolidated financial results for the three years ended December 31, 2005, 2004 and 2003:

(Dollars in millions)	Twelve months ended December 31,			Percentage Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net operating revenue	$465.1	$455.7	$438.4	2.1%	3.9%
Operating expense	382.4	374.2	358.8	2.2%	4.3%
Other expenses, net	31.6	31.5	32.0	0.3%	(1.6%)

Income before taxes	51.1	50.0	47.6	2.2%	5.0%
Provision for income taxes	19.8	19.7	18.8	0.5%	4.8%

Net income	$31.3	$30.3	$28.8	3.3%	5.2%

During 2005, total net operating revenue was up $9.4 million, or 2.1%, compared to a $17.3 million, or 3.9%, increase in 2004 over 2003.

Advertising revenue for 2005 was $378.3 million, up $10.8 million from the $367.5 million recorded in 2004. This 2.9% increase was significantly down from the $18.8 million, or 5.4%, increase in advertising revenue in 2004 from 2003.

While national advertising revenue was down 11.1% in 2005, classified advertising revenue was up 8.5%, driven by increases in the real estate and employment advertising categories. Retail advertising revenue was slightly up.

Jacksonville received an additional $1.1 million in advertising revenue directly related to that city’s hosting the NFL’s Super Bowl in February 2005, of which $0.9 million was in the retail category. In addition, the start-up of Bluffton Today and the expansion of Skirt! magazines into new markets contributed to our classified and retail revenue growth.

Advertising revenue growth in 2004 was driven primarily by the strength in Jacksonville and Savannah and the start-up of the Skirt! magazines.

Circulation revenue for 2005 was $70.6 million, up slightly from $70.2 million in 2004, with the home delivery price increases in Savannah and Jacksonville offsetting the continued declines in newspaper copy sales at most of our newspapers. Consumer resistance to our sales programs, weak single copy sales, and the cutback of papers purchased and resold by third parties; continue to be significant issues for our newspapers and the industry as a whole.

Circulation revenue in 2004 was down $1.3 million, or 1.8%, from $71.5 million in 2003, with home delivery circulation copies down 1.5%.

For 2006, we expect total operating revenues and total advertising revenues to both increase in the low single digit range. We expect online advertising growth to remain consistent with the previous years.

During 2005, total operating expense was up $8.2 million, or 2.2%, an improvement over the $15.4 million, or 4.3%, increase in 2004 over 2003.

Our 2005 total operating expense was impacted by increases in both marketing and circulation expense from the start-up of our new publications and from the increases in the price of newsprint, offset by decreases in health insurance and post-retirement benefit costs and by our implementation of strict cost controls.

The increase in 2004 operating costs was driven by increases in wages, incentive-based compensation and health insurance costs, increases in the price of newsprint and the start-up of the Skirt! magazines.

In 2006, we expect total operating expenses to increase in the low single-digit range.

During 2005, interest and loan amortization expense increased $3.4 million due to interest rate increases.

Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with a dividend, the $1.5 million interest accrued on the short term loans to our parent company during 2005 was considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit.

During 2004, interest and loan amortization expense increased $6.2 million, offset somewhat by the $1.2 million interest income earned and accrued on the short term loans to our parent company.

We reported $1.0 million and $6.0 million in losses during 2005 and 2003, respectively, from the extinguishment of debt due to the refinancings.

During the third quarter 2005, we sold Savannah’s downtown production facility to a third party for $7.1 million net of closing costs, resulting in a pretax gain of $5.0 million.

Our effective tax rate was 38.7% for 2005, down slightly from 39.4% in both 2004 and in 2003.

Net income for 2005 was $31.3 million, up $1.0 million from $30.3 million during 2004. Net income for 2004 was up $1.5 million from $28.8 million in 2003.

Results of operations for the years ended December 31, 2005, 2004 and 2003

Net operating revenue. The table below presents the total net operating revenue and related statistics for the 12-month periods ended December 31, 2005, 2004 and 2003:

(Dollars in millions)	Years ended December 31,			Percentage change over prior year
	2005	2004	2003	2005 over 2004	2004 over 2003
Operating revenues:
Advertising
Retail	$197.2	$195.6	$189.6	0.8%	3.2%
Classified	156.4	144.1	134.4	8.5%	7.2%
National	24.7	27.8	24.8	(11.2%)	12.1%

Total	378.3	367.5	348.8	2.9%	5.4%
Circulation	70.6	70.2	71.5	0.6%	(1.8%)
Commercial printing	11.1	12.0	12.6	(7.5%)	(4.8%)
Other	5.1	6.0	5.5	(15.0%)	9.1%

Total net operating revenues	$465.1	$455.7	$438.4	2.1%	3.9%

Retail advertising revenue:

Total retail advertising revenue in 2005 increased $1.6 million, or 0.8%, from $195.6 million in 2004. The net increase was the result of the increase in revenue from four of our six largest daily newspapers, several of our smaller daily newspapers and many of our other nondaily publications. In addition, our results reflect the industry’s shift from run of press (“ROP”) advertising to preprint advertising. These factors, which resulted in the total overall increase and shift in retail advertising revenue, are discussed below:

During 2005, total retail advertising revenue from our six largest daily newspapers was flat, with Jacksonville, Augusta, Lubbock and Amarillo reporting gains of 1.1%, 5.7%, 1.6% and 0.8%, respectively. Excluding the $0.9 million in nonrecurring Super Bowl retail advertising revenue, Jacksonville’s retail advertising revenue was down $0.4 million, or 0.7%, from 2004. Topeka’s retail advertising revenue was down $1.5 million, or 11.9%, while Savannah’s retail advertising revenue was down $0.4 million, or 2.5%, from last year. The Topeka market continues to be affected by slow retail sales growth, significant losses of major retailers, shopping leakage to Kansas City and significant industry closures. Savannah’s market was soft, with retail advertising revenue up $1.3 million, or 8.2%, in 2004, from $14.7 million in 2003.

Retail advertising revenue from our other 21 daily newspapers and our nondaily publications increased $0.4 million, or 0.8%, primarily due to the start up of Bluffton Today. The Juneau, Brainerd, and St. Augustine daily newspapers continued to show strength, with retail advertising up 16.9%, 7.9%, and 7.1% compared to last year. The Winter Haven daily newspaper was down, with retail advertising revenue down $0.5 million, or 16.3%.

Retail advertising revenue from our non-daily publications increased $1.3 million, or 7.0%, primarily due to Skirt! magazines. Since 2003, Skirt! has expanded and is now circulated in six southeastern markets. We recently completed an agreement with the Atlanta Journal-Constitution to license Skirt! for the Atlanta market. We are currently in discussions to license this product in other markets also.

Total retail advertising revenue in 2004 increased $6.0 million, or 3.2%, from $189.6 million in 2003. The net increase was the result of increases in Jacksonville, Savannah, Amarillo, several of our other smaller daily newspapers and from the acquisition and start up of the Skirt! magazines.

During 2004, Jacksonville, Savannah and Amarillo reported gains of $2.2 million, $1.3 million, and $0.5 million, respectively, up 4.6%, 8.9%, and 4.1% respectively, from 2003. Jacksonville’s strength was from the financial, furniture and home repair categories and the NFL’s Jaguars.

During 2004, Topeka’s retail advertising revenue was down $1.4 million, or 9.9%, while Augusta and Lubbock were flat with 2003. During 2004, we reassigned one of our top publishers to Topeka who has since improved the newspaper’s operations in the soft Kansas market.

Three of our smaller daily newspapers, St. Augustine, Winter Haven, and the Holland Sentinel, were up 12.7%, 12.6%, and 8.4%, respectively, together contributing $1.2 million, or 20%, of our total 2004 retail advertising growth. St. Augustine continued to benefit from its growing demographic market, while Winter Haven and the Holland Sentinel recovered from their soft retail market in 2003.

The industry continues to shift from ROP advertising to preprints. In 2005, retail preprint revenue was up $1.1 million, or 1.8%, from $61.4 million in 2004, while retail ROP advertising revenue was down $2.1 million, or 1.7%, from $122.8 million last year.

Retail ROP advertising revenue was flat in 2004 compared to 2003, and retail preprint revenue was up $3.1 million, or 5.4%, from $58.3 million in 2003.

Specialty retail publication revenue increased $2.6 million, or 34.8%, from $7.4 million last year and was up $2.7 million, or 58.5%, in 2004 from $4.7 million in 2003.

Classified advertising revenue:

During 2005, total classified advertising revenue increased $12.3 million, or 8.5%, from $144.1 million in 2004. These gains were driven by the real estate, employment, and other categories. Online classified revenue as well as classified ROP advertising contributed to most of this growth. These factors, which resulted in the total overall increase and shift in classified advertising revenue, are discussed in more detail below.

During 2005, total classified advertising revenue from our six largest daily newspapers increased $8.3 million, or 7.5%. Jacksonville, Savannah, Lubbock, Amarillo and Topeka reported gains, with classified advertising revenue up 11.3%, 7.7%, 7.4%, 3.3%, and 2.9%, respectively. Jacksonville accounted for 39.5% of our total net increase. Augusta’s classified advertising revenue was down 1.7% from last year.

During 2005, classified advertising revenue from our other 21 daily newspapers increased $4.1 million, or 13.1%, compared to last year. Our nondaily publications were down $0.1 million, or 2.8%, from 2004.

During 2005, the increase in online classified adverting revenue contributed $5.2 million, or 42.2%, of this revenue category’s growth.

During 2004, total classified advertising revenue increased $9.5 million, or 7.1%, from $134.6 million, in 2003. This growth was from the strength in the real estate and employment categories. However, automotive classified advertising continued its decline.

During 2004, classified advertising revenue from all top six daily newspapers was up, together contributing $7.1 million, or 74.7%, of the growth. Jacksonville was up $4.5 million, or 8.6%.

During 2004, classified advertising revenue from our other smaller daily newspapers was up $2.3 million, or 8.2%, from 2003, with 36.4% of the growth coming from Athens and St. Augustine.

During 2005, classified ROP advertising revenue increased $6.9 million, or 5.3%, from last year, and increased $5.1 million, or 4.1%, in 2004 from 2003.

National advertising revenue:

During 2005, total national advertising revenue decreased $3.1 million, or 11.2%, from last year. Jacksonville’s national advertising revenue was down $2.2 million, or 12.1%, accounting for 61.9% of our total net decrease. Jacksonville’s decline can be attributed to the softness in the telecommunication, entertainment, automotive and airline segments.

During 2004, national advertising increased $3.2 million, or 12.8%, primarily on the strength of the Jacksonville market. Jacksonville was up $2.4 million, or 15.3%, with strength in the automotive, travel and insurance sectors. The improvement in the insurance category was a direct result of the 2004 Florida hurricanes.

Circulation revenue:

During 2005, circulation revenue was up $0.4 million, or 0.6%, compared to last year, with the gains in Jacksonville, Savannah and Athens being offset somewhat by the losses in Topeka, Lubbock, Amarillo and at most of our other smaller daily newspapers. Augusta was flat with last year.

During 2005, Savannah and Jacksonville’s circulation revenue was up 3.3% and 4.4%, respectively, benefiting from home delivery price increases. Topeka continued its decline, with circulation revenue down 5.3% from last year.

During 2005, daily single copy and home delivery sales remained soft, down 3.4% and 4.8%, respectively. Sunday circulation continued its trend down, with single copy and home delivery down approximately 2.1% and 3.2%, respectively.

During 2004, circulation revenue declined, falling $1.3 million, or 1.8%, from 2003. Daily and Sunday home delivery circulation copies for the year were down 2.6% and 2.0%, respectively, while daily and Sunday single copies were down 4.9% and 2.5%, respectively.

Other revenue:

Commercial printing revenue was $11.0 million, down $1.0 million, or 7.6%, from $12.0 million in 2004, and was down $0.6 million, or 4.6%, from $12.6 million in 2003.

Other miscellaneous income was down $0.7 million, or 16.7%, in 2005, compared to an increase of $0.4 million, or 11.8%, in 2004 over 2003.

Online revenue:

Morris Publishing Group continues to grow Internet revenues: up 29.3% in 2005 and 30.3% in 2004. Across the group, Morris Publishing’s newspaper Web sites had 997 million page impressions, an 18% increase over the previous year. Of our 1.7 million users, Morris Publishing’s newspapers have a 74% Web registration rate.

Total online revenue, which is included in each of the revenue categories above, was $24.0 million in 2005, $18.6 million in 2004 and $14.2 million in 2003, with the classified category contributing to most of our growth.

Online classified revenue was $17.2 million, up $5.2 million, or 43.3%, from $12.0 million in 2004, and was up $3.8 million, or 46.7%, in 2004 from $8.2 million in 2003.

During 2005, retail online advertising revenue and national online revenue totaled $4.5 million and $0.4 million, respectively, up 9.7% and 27.8%, respectively, from $4.1 million and $0.3 million, respectively, in 2004.

Retail online advertising revenue was up $0.5 million, or 13.9%, in 2004 from $3.6 million in 2003, while national online advertising revenue was down $0.2 million, or 33.5%, from $0.5 million in 2003.

Other online revenue totaled $1.8 million for 2005, down $0.3 million, or 12.5%, from $2.1 million in 2004, and was up $0.2 million, or 8.9%, in 2004 from $1.9 million in 2003.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations:

(Dollars in millions)	Years ended December 31,			Percentage change over prior year
	2005	2004	2003	2005 over 2004	2004 over 2003
Operating expenses:
Labor and employee benefits	$176.8	$177.9	$172.3	(0.6%)	3.3%
Newsprint, ink and supplements	55.9	53.8	50.6	3.9%	6.3%
Other operating costs	127.7	121.4	115.4	5.2%	5.2%
Depreciation and amortization	22.0	21.1	20.5	4.3%	2.9%

Total operating expenses	$382.4	$374.2	$358.8	2.2%	4.3%

Labor and employee benefits:

Salaries and wages were up $1.2 million, or 1.0%, and commissions and bonuses were up $0.4 million, or 2.0%. Our FTE’s (or full time equivalent employees) decreased by 3.2%, with significant reductions in the circulation, production, and news departments.

During 2005, Jacksonville’s salaries and wage expense was up $2.4 million, or 7.1%, offsetting the $2.4 million, or 2.7%, overall net decrease from our other publications. Jacksonville’s staffing was up 2.5%. Augusta, Amarillo, Lubbock, Savannah, and Topeka’s salaries and wage expense were down 3.6%, 6.0%, 5.4%, 0.7%, and 8.6%, respectively, due to the decreases in FTE’s.

During 2005, employee medical insurance cost was down $1.4 million, or 9.9%, primarily due to lower than anticipated claims experience.

Post retirement benefit cost was down $1.1 million, or 41.3%, primarily due to decrease in the total eligible participants of the plan and our election to reflect the Medicare prescription drug subsidy.

All other employee costs were down $0.2 million, or 1.2%, from 2004.

During 2004, the increase in employee costs was driven primarily by increases in wages, incentive based compensation and health insurance costs. Health insurance costs accounted for $2.2 million of the increase, up 17.6% from 2003. Commissions and bonuses were up $1.4 million, or 6.9%, in 2004, while salaries were up $1.3 million, or 3.3%, from 2003. Our FTE’s decreased by 1.0% in 2004 from 2003.

Newsprint, ink and supplements cost:

Compared to 2004, total newsprint expense increased $1.6 million, or 3.5%, to $47.0 million in 2005. The 11.4% increase in the average purchase price per ton was offset by a 7.1% decrease in 2005 newsprint consumption.

Ink expense increased 7.0% to $2.9 million in 2005, due to the $0.2 million, or 12.2%, increase in color ink costs. Supplements expense increased $0.3 million, or 5.1%, during this same period.

Newsprint expense increased $4.0 million, or 9.7%, to $45.4 million in 2004 compared to $41.4 million in 2003. Compared to 2003, the average purchase price per ton for the period increased 10.7% and consumption increased approximately 1.4%.

Compared to 2003, the cost of supplements decreased $0.9 million, or 14.0%, in 2004 primarily due to favorable terms negotiated with one major vendor.

Other operating costs:

During 2005, total other operating costs were up $6.3 million, or 5.2%, primarily due to a $2.4 million, or 25.3%, increase in sales and marketing expense, a $2.1 million, or 7.8%, increase in delivery and circulation expense, a $1.0 million, or 40.1%, increase in rent expense, a $0.8 million loss reserve for a potential loss from a large advertiser’s bankruptcy filing, and a $1.9 million net increase in our other miscellaneous expenses, offset by a $1.9 million net decrease in bad debt expense.

Our new publications, Skirt! magazines and Bluffton Today, contributed to our production cost increases.

The rent increase was primarily from the new lease on our new Savannah facility. The new lease became effective as of November 1, 2004, with a monthly payment of $0.1 million.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $30.3 million in 2005, down $0.4 million, or 1.5%, from last year.

Jacksonville, Savannah, Augusta and Amarillo’s other operating costs were up 12.9%, 8.9%, 6.0%, and 7.7%, respectively, contributing 60.3% to the total net increase. The $0.8 million in costs directly related to the city’s hosting the 2005 Super Bowl contributed 29.8% of Jacksonville’s net increase. Topeka’s other operating costs were down $0.9 million, or 13.4%, compared to last year, due to our implementation of strict cost controls.

During 2004, the $5.9 million, or 5.2%, increase in other operating costs was primarily due to the $3.6 million, or 9.6%, increase in total production, distribution, newsgathering and advertising costs, the $1.4 million, or 12.3%, increase in professional services, the $1.4 million, or 43.9%, increase in insurance costs and the $2.6 million, or 8.8%, increase in other administrative costs, offset by the $3.1 million, or 9.2%, decrease in the technology and shared services fee and the management fee we pay to Morris Communication.

During 2004, production costs increased $1.5 million, or 23.8%, and advertising costs increased $1.6 million, or 24.7%. The start-up of Skirt! magazine contributed significantly to the increase in these other operating costs as well as to our increase in employee costs.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and our borrowing capacity under revolving credit facilities, will be sufficient to meet our operating requirements for the next three years. Cash flow generated from operations is our primary source of liquidity.

Our primary needs for cash are funding operating expenses, debt service on the new credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

Cash was $12.5 million at December 31, 2005, compared with $20.1 million at December 31, 2004 and $7.3 million at December 31, 2003.

Operating activities. Net cash provided by operations was $51.7 million in 2005, down $4.0 million from $55.7 million in 2004. Net cash provided by operations in 2004, was down $13.0 million from $68.7 million in 2003.

Investing activities. During 2005, cash required for investing activities was for the purchase of $14.2 million of property, plant and equipment.

During 2005, we sold Savannah’s former production facility to a third party for a total of $7.5 million, less $0.4 million in closing costs and $0.7 million in clean up costs, resulting in a pretax gain of $5.0 million.

We elected to have the $7.1 million in proceeds, net of closing costs, deposited into an escrow account in order to potentially fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange.

Morris Communications acquired $0.4 million and $5.3 million in qualified replacement property during 2005 and 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.4 million in escrow became unrestricted at March 27, 2006, the expiration date for the tax-deferred exchange.

During 2005, we also sold miscellaneous fixed assets for $0.1 million which resulted in a net loss of $0.2 million.

During 2004, cash required for investing activities was primarily for the purchase of $21.5 million of property, plant and equipment, and the $0.8 million acquisition of Capital City Weekly located in Juneau, Alaska, offset by the $1.3 million in net proceeds from the sale of our Savannah warehouse and other machinery and equipment.

During 2003, cash required for investing activities was primarily for the purchase of $17.7 million of property, plant and equipment. We also acquired The Girard Press, a weekly newspaper located in Girard, Kansas, for $0.2 million and paid an additional $$0.3 million to complete the 2002 acquisition of Fall Line Publishing, a weekly newspaper located in Louisville, Georgia.

At the end of 2003, Morris Communication acquired Skirt! Charleston for $1.3 million and subsequently distributed the niche publication to Morris Publishing in April to 2004. Our consolidated financial statements have been restated to reflect this change in reporting entity.

We expect that our capital expenditures will be approximately $15 million to $20 million in 2006. These amounts will be used primarily to upgrade existing production facilities and for new technology infrastructure at our locations.

Financing activities.

Original financing-2003:

Until August 7, 2003, our revolving credit facilities consisted of a borrowing arrangement with our parent, Morris Communications, which made available to us its borrowing capacity under its credit facility. On August 7, 2003, concurrent with the sale of our 7% Senior Subordinated Notes due 2013 in an aggregate principal amount of $250 million, our borrowing arrangement with Morris Communications was replaced by new credit facilities totaling $400 million, including a $175 million revolving credit facility and a $225 million term loan facility.

On September 24, 2003, we issued an additional $50.0 million aggregate principal amount of our 7% senior subordinated notes due 2013.

Modification of original bank credit facility-2004:

In July 2004, we modified the terms of our $400 million senior credit facilities, replacing the $225 million Tranche B Term Loans with $100 million of new Tranche A Term Loans and $150 million of Tranche C Term Loans. We also reduced our Revolving Credit Commitments from $175 million to $150 million. The immediate impact of the amendment was to reduce interest rates and the debt covenants generally remained unchanged. The final payment on the Tranche A and the Tranche C loans were scheduled for September 30, 2010 and March 31, 2011, respectively. The revolving credit loan terminated September 30, 2010.

Refinancing of bank credit facility-2005:

On December 14, 2005, we, as borrower, entered into a Credit Agreement for $350 million of senior secured term and revolving credit facilities. The new credit facilities terminated and replaced our then existing $400 million credit facilities. The new credit facilities consist of a $175 million Revolving Credit Facility and a $175 million Tranche A Term Loan. The maturity date for both facilities is September 30, 2012.

The new Tranche A term loan facility requires the following principal amortization with the final payment due on September 30, 2012 (dollars in thousands).

2006	$—
2007	2,188
2008	10,937
2009	19,688
2010	28,437
Thereafter	113,750

The new credit facility reduced our interest rate spread and also provides funds for working capital and other general corporate purposes. The debt covenants generally remained unchanged. A commitment fee on unborrowed funds available under the revolver is 0.375%.

We wrote off $1.0 million in unamortized loan costs associated with the original and the July 16, 2004 credit facility.

The $2.0 million in loan fees associated with the refinancing of the credit facility were capitalized and are being amortized over the life of the term loan.

Year end debt summary:

Total debt was $521 million at December 31, 2005, down $29 million compared to the end of 2004, with $46 million outstanding on our new revolving credit facility. At the end of 2005, we could borrow and use for general corporate purposes $90 million under the most restrictive covenants of our debt arrangements.

Total debt was $550 million at December 31, 2004, up $25 million compared to the end of 2003. We had no loans outstanding under our revolving credit facility at the end of 2004.

We paid $4.9 million and $0.0 million in principal amortization during the 12 months ended December 31, 2005 and 2004, respectively, on the various term loan facilities.

As of December 31, 2005 and 2004, our weighted cost of debt outstanding was approximately 6.35% and 5.68%, respectively.

The fair value at December 31, 2005 and 2004 of the $300 million principal amount of senior subordinated notes was approximately $283 million and $306 million, respectively. At December 31, 2005, the fair value on the Tranche A term loan and revolver were estimated at par. At the end of 2004, the fair value on the $250 million aggregate principal amount of Tranche A and C term loans totaled $251 million and the fair value of the revolver was at par.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. At December 31, 2005, we had an additional $84 million available for future restricted payments under the notes indenture.

In December 2005, we distributed as dividends various parcels of land unrelated to our newspaper operations located in Alaska and Augusta, Georgia valued at a total of $1.8 million to Morris Communications.

On August 31, 2004, we declared and paid a $50 million dividend to Morris Communications that, in turn, utilized the distribution to reduce its loan receivable from Morris Publishing.

Loan receivable from Morris Communications:

Our credit facility and indenture allows us to make loans to Morris Communications. The total loan outstanding at December 31, 2005 was $15.7 million, a $14.2 million increase from $1.5 million at December 31, 2004. The loan outstanding at the end of 2003 was $4.5 million. The interest-bearing portion of all loans from us to Morris Communications bear the same rate as the borrowings under our senior credit facilities.

Prior to the third quarter period ended September 30,2005, we had reported the loan receivable from Morris Communications as a long-term asset on our balance sheets and had reported interest income related to the loan receivable in our statement of income. Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with a dividend, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, commencing in the third quarter of 2005, we have classified the outstanding loan receivable balance as part of member’s deficit. During 2005, we reported the $1.5 million in accrued loan receivable interest as contra equity. The average annual interest rate in 2005 was 5.620% on average loan balances of $23.7 million.

We have not reclassified the outstanding loan receivable balance from long-term asset to member’s deficit at December 31, 2004 or reversed the previously reported 2004 or 2003 loan receivable interest income, as such amounts were considered immaterial. The interest accrued and paid on the loans to Morris Communications for the 12 months ended December 31, 2004 and five months ended 2003 were $1.2 million, and $0.1 million, respectively, on average loan balances of $27.5 million and $5.2 million, respectively. The average annual interest rates were 3.724%, and 3.39%, respectively, for these respective periods.

Morris Publishing Finance Co. overview

Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues.

Off-balance sheet arrangements

None

Inflation and changing prices

The impact of inflation on our operations was immaterial for all periods presented. In the past, the effects of inflation on operating expenses have been substantially offset by our ability to increase advertising rates. No assurances can be given that we can pass such cost increases through to our customers in the future.

Seasonality

Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter tends to be the strongest quarter as it includes heavy holiday season advertising. As a result, our consolidated results may not be comparable from quarter to quarter.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to the impact of interest rate fluctuations, although a large portion of our outstanding debt is at a fixed rate. See Note 6 to our consolidated financial statements for December 31, 2005, 2004, and 2003 regarding long term debt.

Contractual obligations

At December 31, 2005, the aggregate maturities on our long term debt for the next five years and thereafter are as follows (dollars in thousands):

	Balance at December 31, 2005	Payments due by period
		2006	2007	2008	2009	2010	Thereafter
Contractual obligations
Long term debt at variable rates:
Balance
Tranche A	$175,000	$—	$2,188	$10,937	$19,688	$28,437	$113,750
Revolving debt	46,000	—	—	—	—	—	46,000

Total	$221,000	$—	$2,188	$10,937	$19,688	$28,437	$159,750

	Actual rate of loans outstanding	Libor plus applicable margin at December 31, 2005
Interest rate:
Tranche A*	5.500%	5.500%	5.500%	5.500%	5.500%	5.500%	5.500%
Revolving debt*	5.379%	5.379%	5.379%	5.379%	5.379%	5.379%	5.379%

Weighted average	5.475%	5.475%	5.475%	5.470%	5.470%	5.465%	5.465%
Long term debt at fixed rate:
Senior subordinated indenture	$300,000	$—	$—	$—	$—	$—	$300,000
Interest rate	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%
Total weighted average: (Fixed and Variable)	6.353%	6.353%	6.357%	6.375%	6.410%	6.467%	6.467%
Operating leases:
Operating leases to Morris Communications and affiliates	17,378	$2,234	$2,312	$2,393	$2,477	$2,563	$5,399
Other operating leases	2,915	1,456	809	441	184	25	—

	$20,293	$3,690	$3,121	$2,834	$2,661	$2,588	$5,399

Total payments due:	$541,293	$3,690	$5,309	$13,771	$22,349	$31,025	$465,149

*	The interest rates for 2006 and thereafter are based on our December 31, 2005 rate.

At December 31, 2005, under our $350 million bank credit facilities, we had $175 million outstanding on our new Tranche A term loan and $46 million outstanding under the new $175 million revolving credit facility. The interest rates on loans under our bank credit facilities are determined with reference to a spread above the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBOR rate. The spread applicable to any borrowings under our revolving credit facility and Tranche A term loan is determined by reference to our trailing total debt to cash flow ratio. During 2005, the spread on the new revolver ranged from 1.00% to 2.50% and was 1.00% at December 31, 2005. During 2005, the spread on the Tranche A term loan ranged from 1.00% to 1.50% and was 1.00% at December 31, 2005.

Because LIBOR, the federal funds rate or the JPMorgan Chase Prime Rate may increase or decrease at any time, we are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facilities. Increases in the interest rates applicable to borrowings under the bank credit facilities would result in increased interest expense and a reduction in our net income. As of December 31, 2005, the interest rate on our new Tranche A term loan was 5.50% based upon a spread above LIBOR. For each 100-basis point increase in LIBOR, the annual interest expense paid on this $175 million variable rate loan would increase $1.75 million (assuming the ABR would not produce a lower effective interest rate).

Under the terms of our modified senior secured credit facility, we must maintain certain levels of interest rate protection. The notional amount of the interest rate caps plus the total fixed rate debt must total at least 40% of our total debt. Listed below is this covenant calculation as of December 31, 2005:

(Dollars in thousands)	Notional/Balance
Interest rate cap	$—
Fixed rate debt	303,926	(a)

Total	303,926
Divided by total debt	$548,676	(b)

Percentage of total debt	55.39%		> 40% covenant requirement

(a)	Covenant is calculated on all fixed rate debt at the parent Morris Communications level

Senior subordinated debt	$300,000
Where Visitor Publication debt	3,443
Other debt	483

Total fixed rate debt	$303,926

(b)	Covenant is calculated on all variable rate debt at the parent Morris Communications level

New Tranche A term loan	$175,000
New Revolving Credit Facility	46,000
Airplane loan	23,750

Total variable rate debt	$244,750

Total debt	$548,676

Newsprint

We consumed approximately 77,031 metric tonnes of newsprint in 2005, an expense representing 10.6% of our total operating expenses. A sustained price increase or an unavailability of supply could adversely affect our profitability.

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Morris Communications Company, LLC and Morris Publishing Group, LLC:

We have audited the accompanying consolidated balance sheets of the Morris Publishing Group, LLC and subsidiaries (formerly the Morris Communications Company, LLC newspaper business segment) (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of income, member’s deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Morris Publishing Group, LLC as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole; present fairly in all material respects the information set forth therein.

As discussed in Note 1, the 2003 consolidated financial statements have been restated for a change in reporting entity.

Atlanta, Georgia

March 31, 2006

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated balance sheets

	December 31,
(Dollars in thousands)	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,458	$20,098
Accounts receivable, net of allowance for doubtful accounts of $2,227 and $2,981 at December 31, 2005 and 2004, respectively	54,660	53,973
Inventories	4,773	4,645
Deferred income taxes, net	2,632	2,556
Due from Morris Communication	1,387	1,323
Prepaid and other current assets	1,360	1,715

Total current assets	77,270	84,310

LOAN RECEIVABLE FROM MORRIS COMMUNICATIONS	—	1,500
NET PROPERTY AND EQUIPMENT	149,811	155,198
OTHER ASSETS:
Restricted cash held in escrow	6,780	—
Goodwill	186,034	186,034
Intangible assets, net of accumulated amortization of $58,402 and $52,842 at December 31, 2005 and 2004, respectively	15,451	21,011
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $3,062 and $2,024 at December 31, 2005 and 2004, respectively	12,723	13,138

	220,988	220,183

Total assets	$448,069	$461,191

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$12,359	$9,841
Accrued interest	9,368	8,802
Current maturities of long-term debt	—	6,500
Deferred revenues	17,009	16,962
Accrued employee costs	13,662	12,359
Other accrued liabilities	1,517	2,270

Total current liabilities	53,915	56,734
LONG-TERM DEBT, LESS CURRENT PORTION	521,000	543,500
DEFERRED INCOME TAXES, LESS CURRENT PORTION	21,056	24,227
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	23,939	22,314
OTHER LONG-TERM LIABILITIES	3,471	3,552

Total liabilities	$623,381	$650,327
COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBER’S DEFICIT
Member’s deficiency in assets	(159,657)	(189,136)
Loan receivable from Morris Communications	(15,655)	—

Total member’s deficit	(175,312)	(189,136)

Total liabilities and member’s deficit	$448,069	$461,191

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of income

(Dollars in thousands)	Year Ended December 31,
	2005	2004	2003
NET OPERATING REVENUES:
Advertising	$378,338	$367,560	$348,798
Circulation	70,615	70,197	71,519
Other	16,154	17,977	18,093

Total net operating revenue	465,107	455,734	438,410

OPERATING EXPENSES:
Labor and employee benefits	176,832	177,905	172,261
Newsprint, ink and supplements	55,932	53,848	50,608
Other operating costs (excluding depreciation and amortization)	127,688	121,353	115,434
Depreciation and amortization expense	21,965	21,097	20,535

Total operating expenses	382,417	374,203	358,838

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	35,662	32,281	26,088
Loss on extinguishment of debt	986	—	5,957
Interest income	(120)	(1,249)	(122)
(Gain) loss on sale of fixed assets	(4,810)	(181)	323
Other, net	(94)	678	(260)

Total other expenses, net	31,624	31,529	31,986

INCOME BEFORE INCOME TAXES	51,066	50,002	47,586
PROVISION FOR INCOME TAXES	19,776	19,694	18,744

NET INCOME	$31,290	$30,308	$28,842

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of member’s deficit

(Dollars in thousands)
DECEMBER 31, 2002 -	$(153,909)
Net income	28,842
Net change due to allocations and intercompany reimbursements with Morris Communications	(45,695)

DECEMBER 31, 2003 - As Previously Reported	(170,762)
Change in reporting entity (Note 1)	1,301

DECEMBER 31, 2003 - As Restated	(169,461)
Net income	30,308
Change in reporting entity (Note 1)	17
Cash dividend payment to Morris Communications	(50,000)

DECEMBER 31, 2004 -	(189,136)
Net income	31,290
Loan receivable from Morris Communications	(15,655)
Property dividend distribution to Morris Communications	(1,811)

DECEMBER 31, 2005 -	$(175,312)

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of cash flows

(Dollars in thousands)	December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$31,290	$30,308	$28,842
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,965	21,097	20,535
Deferred income taxes	(3,247)	1,601	974
Amortization of debt issuance costs	1,465	1,612	1,337
(Gain)/loss on disposal of property and equipment, net	(4,810)	(181)	323
Loss on extinguishment of debt	986	—	5,957
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(687)	(1,751)	(2,202)
Inventories	(128)	(849)	823
Prepaids and other current assets	354	(629)	(118)
Other assets	(197)	(1,183)	(981)
Accounts payable	2,105	(3,081)	2,690
Accrued employee costs	1,303	1,769	(144)
Accrued interest	566	(187)	5,233
Due from Parent	(64)	(1,650)	—
Deferred revenues and other liabilities	(706)	5,958	1,577
Postretirement obligations due to Morris Communications	1,625	2,767	2,696
Other long-term liabilities	(81)	147	1,134

Net cash provided by operating activities	51,739	55,748	68,676
INVESTING ACTIVITIES:
Capital expenditures	(14,155)	(21,514)	(17,704)
Restricted cash held in escrow	(6,780)	—	—
Proceeds from sale of property and equipment	6,549	1,315	—
Acquisitions of businesses, net of cash acquired	—	(785)	(108)

Net cash used in investing activities	(14,386)	(20,984)	(17,812)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	46,000	—	—
(Repayment of)/proceeds from long-term debt	(75,000)	25,000	525,000
Repayment of long-term debt due Morris Communications	—	—	(516,000)
Payment of debt issuance costs	(1,838)	—	(12,683)
Loan receivable from Morris Communications	(14,155)	3,000	(4,500)
Cash dividends paid to Morris Communications	—	(50,000)	—
Net change due to allocations and intercompany reimbursements with Morris Communications	—	—	(43,340)

Net cash used in financing activities	(44,993)	(22,000)	(51,523)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,640)	12,764	(659)
CASH AND CASH EQUIVALENTS, beginning of period	20,098	7,334	7,993

CASH AND CASH EQUIVALENTS, end of period	$12,458	$20,098	$7,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$33,630	$30,731	$19,587
Income taxes paid to Morris Communications	$22,698	$18,045	$17,770
Cash dividends paid to Morris Communications	$—	$50,000	$—
Property dividends distributed to Morris Communications	$1,811	$—	$—

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Notes to consolidated financial statements as of years ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

1.	Nature of operations and summary of significant accounting policies

Basis of presentation and nature of operations—Morris Publishing Group, LLC (“Morris Publishing” or the “Company”) was formed in November 2001 from the newspaper assets of Morris Communications Company, LLC (“Morris Communications” or the “Parent”). Prior to the formation of Morris Publishing, the newspaper business segment operated as a division of Morris Communications. Between its formation and July 2003, Morris Publishing operated as MCC Newspapers, LLC.

These consolidated financial statements of Morris Publishing, a wholly owned subsidiary of Morris Communications, include the consolidated financial statements of Morris Publishing subsequent to July 2003 and the combined financial statements of the Morris Communications Company, LLC Newspaper Business Segment for all periods prior to July 2003. In November 2001 and August 2003, Morris Communications legally transferred the net assets of its newspaper business segment to the Company. As a result, the Company has accounted for the assets and liabilities at historical cost, in a manner similar to that in pooling of interest accounting. The assets and operations of the Morris Communications newspaper business segment have been presented in the accompanying consolidated financial statements as if they were a separate stand-alone entity for all periods presented.

The accompanying consolidated financial statements furnished here reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and present the Company’s financial position, results of operations, and cash flows. Significant intercompany transactions have been eliminated in consolidation. As further described in Note 9, certain expenses, assets and liabilities of Morris Communications have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs. See Note 9.

Change in reporting entity—In April 2004, Morris Communications contributed the ownership of Skirt! Charleston, a free monthly publication for women, to the Company. As a result, there was a change in reporting entity in 2004 and the Company restated its beginning member’s interests and its 2003 consolidated financial statements to reflect the net assets and results of the operations for the new reporting entity from November 2003, the time of the Skirt! Charleston acquisition by Morris Communications.

All transfers have been recorded at historical carrying amounts. Member’s interest at December 31, 2003 was increased by $1,301 for the net assets contributed. The net operating income (loss) of the contributed entity was ($3) and $20 during the fourth quarter 2003 and first quarter 2004, respectively.

Business segments—The Company’s various newspapers engage in business activities and incur expenses. These operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to assess performance. The Company has aggregated its various newspaper operations into a single operating segment, as these newspapers have similar long-term economic characteristics. These economic characteristics include the nature of the products and production processes, the methods used to distribute their products and the type or class of customers for their products.

Use of estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue recognition—Advertising revenues are recognized when the advertisements are printed and distributed. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered.

Deferred circulation revenue—Deferred circulation revenue arises as a normal part of business from prepaid subscription payments for newspapers and other publications. Revenue is realized in the period the publication is delivered.

Cash and cash equivalents—Cash is stated at cost and the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no outstanding debt instruments at December 31, 2005.

Fair value of financial instruments—The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, notes receivable, accounts payable and long-term debt. At December 31, 2005 and 2004, the fair value of the senior subordinated notes were approximately $283,125 and $306,000, respectively. At December 31, 2005, the fair value on the Tranche A term loan and revolver were estimated at par. At December 31, 2004, the fair value of the Tranche A and Tranche C term loans totaled $251,250 and the revolver was estimated at par. In management’s opinion, the carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. For further explanation of the Company’s debt instruments, see Note 6.

Accounts receivable—Accounts receivables are mostly from advertisers and newspaper subscribers. We extend credit and set the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with us and other industry specific data. In the past, the credit limits and the management of the overall credit portfolio was decentralized, however, the Company has recently centralized this function as part of the Company’s shared services initiative.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Write-offs of uncollectible accounts receivable net of recoveries were $2,176, $3,024 and $2,607 in 2005, 2004 and 2003, respectively.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented approximately 64% and 70% of the Company’s inventory at December 31, 2005 and 2004, respectively, is determined by the last in, first out method. Costs for newsprint inventory would have been $1,848 and $1,214 higher at December 31, 2005 and 2004, respectively, had the FIFO method been used for all inventories. The turnover of inventory ranges from 30 days to 60 days depending on availability and market conditions. Obsolete inventory is generally not a factor.

Net property and equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the expected useful lives of the assets, which range from seven to 40 years for buildings and improvements, five to 11 years for machinery and production equipment, and five to 10 years for office equipment, fixtures and vehicles.

The cost and related accumulated depreciation of property and equipment that are retired or otherwise disposed of are relieved from the respective accounts, and the resulting gain or loss is reflected in the results of operations.

Construction in progress (“CIP”) is progress payments on uninstalled machinery and equipment or newly acquired fixed assets not yet placed in service.

Repairs and replacement costs on the property and equipment are expensed in the period the cost is incurred.

Goodwill and intangible assets—Intangible assets consist primarily of goodwill, advertiser and subscriber relationships, mastheads, domain names and noncompetition agreements. Mastheads have an indefinite life and are not being amortized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill and indefinite-lived intangible assets. Intangible assets with finite lives are amortized over their estimated useful lives, which generally range from three to 20 years. Other finite-lived intangible assets, noncompetition agreements and domain names, are amortized on a straight-line basis over the terms of the related agreements or their estimated useful lives.

The Company is required to test its goodwill and indefinite-lived intangible assets (including mastheads) for impairment on an annual basis, which occurs on December 31st. Additionally, goodwill and other indefinite-lived intangible assets are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets, which resulted in no impairments.

Impairment of long-lived assets—In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, other than indefinite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are reported in the period in which the recognition criteria are first applied, based on the undiscounted cash flows. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell. No impairment losses have been recognized since adoption of this standard on January 1, 2002.

Income taxes—The Company is a single member limited liability company and is not subject to income taxes. However, the Company’s results are included in the consolidated federal income tax return of Morris Communications. Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on results of the Company. The Company and Morris Communications have entered into a formal tax sharing agreement, under which the Company is required to provide for its portion of income taxes. Under the terms of the agreement, the Company remits taxes for its current tax liability to Morris Communications. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement.

The Company accounts for income taxes under the provisions of the liability method (SFAS 109- “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

Member’s deficit—Member’s deficit includes the original investment in the Company by Morris Communications, accumulated income of the Company, and the distributions to and contributions from Morris Communications, including those arising from the forgiveness of the net intercompany receivables and payables between Morris and the Company. Management of the Company and Morris Communications has agreed that all such intercompany amounts are deemed distributions and contributions. See Note 9.

Reclassification of loan receivable from Morris Communications—Prior to the third quarter period ended September 30, 2005, the Company had reported the loan receivable from Morris Communications (see Note 9) as a long-term asset on its balance sheets and had reported interest income related to the loan receivable in the statement of income. Based on the historical practice of the Company and its Parent in settling a significant portion of the outstanding loan receivable balance during 2004 with a dividend, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, the Company has classified the outstanding $15,655 loan receivable balance at December 31, 2005 as part of member’s deficit. The Company has also accrued $1,484 in loan receivable interest on this loan receivable through December 31, 2005 as contra equity, of which $647 had previously been reported as interest income through June 30, 2005.

The Company has not reclassified the outstanding loan receivable balance from long-term asset to member’s deficit at December 31, 2004 or reversed the previously reported 2004 or 2003 loan receivable interest income, as such amounts were considered immaterial.

Due from Morris Communications—Due from Morris Communications represents a net short term receivable that resulted from operating activities between the Company and its Parent.

Restricted cash held in escrow—Cash held in escrow is comprised of proceeds from the sale of the Company’s former Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to potentially fund other acquisitions by the Company or its Parent through a tax-deferred Section 1031 exchange. The Company has identified the replacement properties and has 180 days after September 28, 2005 to complete the acquisition(s) in order to defer the taxable gain on the sale of the Savannah facility. The Parent acquired $460 and $5,280 in qualified replacement property during 2005 and 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,430 in escrow became unrestricted at March 27, 2006, the expiration date for the tax-deferred exchange.

Performance Unit Grants—During 2004, Morris Publishing executed the 2004 Morris Publishing Group Performance Unit Grant in order to grant 1,000,000 performance units to various senior executive and other business unit managers, effective as of January 1, 2004, under the terms of the Shivers Trading & Operating

Company (Morris Communications’ parent company) Performance Unit Plan, dated April 1, 2004. The 2004 Performance Unit Grants expired on December 31, 2005, which is the final valuation date. Each unit was valued annually based on the net operating income of the consolidated newspaper business segment, adjusted for taxes and a 10% capital charge based on the average invested capital. We have accrued $200 in employee bonus costs for the total value of the 1,000,000 performance unit grants at the final December 31, 2005 valuation date. The performance unit grants had no value at the end of 2004.

Recent accounting pronouncements—In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. The adoption of FIN 47 had no material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges, and it requires the allocation of fixed production overhead costs to the costs of conversion based upon the normal capacity of the production facility. SFAS No. 151 is effective for fiscal years beginning after June 14, 2005. As required by SFAS No. 151, the Company adopted this new accounting standard on January 2, 2006. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

2.	Acquisitions

In March 2004, the Company acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $852. The purchase price was allocated to the estimated fair value of assets and liabilities acquired. The excess purchase price over the $52 fair value of the tangible net assets was allocated with $472 allocated to goodwill, $274 allocated to subscriber and advertiser relations, and $50 allocated to noncompetition agreements. The subscriber and advertiser relations are being amortized over a 15-year life and the noncompetition agreement over a 5-year life. The results of operations have been recorded in the consolidated statements of income from the date of acquisition.

In April 2004, Morris Communications contributed the ownership of Skirt! Charleston, a monthly free women’s publication, to the Company. All transfers have been recorded at their historical carrying amounts, which approximated $1,318 as of November 2003, the date of the Skirt! Charleston acquisition by Morris Communications. The excess capital contribution over the $138 fair value of the net assets was allocated with $788 allocated to goodwill and $392 allocated to subscriber and advertiser relations. See Note 1.

In November 2003, the Company acquired Girard Press, a weekly newspaper located in Girard, Kansas, for cash. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $160. The purchase price was allocated based on the fair value of assets and liabilities acquired. The excess purchase price over fair value of the net assets acquired of $155 was allocated to identifiable intangible assets.

In September 2002, the Company acquired Fall Line Publishing, a weekly newspaper located in Louisville, Georgia, for cash. In 2003, the Company paid, as part of the contingent consideration as determined under the acquisition agreement, an additional $250, which was allocated to goodwill, to complete the purchase.

The results of operations have been recorded in the consolidated statements of income from the dates of acquisition. The pro forma effect on net income had the acquisitions been reflected as of the beginning of the year acquired and the previously reported year would not have been material.

3.	Gain on sale of fixed assets

On September 28, 2005, the Company sold Savannah’s former production facility to a third party. At closing, the Company received proceeds, net of closing costs, of $7,170. This, net of $735 in clean up costs, gave the Company net proceeds from the sale of $6,435 resulting in a pretax gain of $5,018. The Company elected to have the $7,170 in proceeds deposited into an escrow account in order to potentially fund other acquisitions by the Company or its Parent through a tax-deferred Section 1031 exchange. See Note 1.

During 2005 the Company also sold miscellaneous fixed assets for $113 which resulted in a loss of $208.

In 2004, the Company received a total of $1,315 in net proceeds from the sale of its Savannah warehouse and from the sale of other machinery and equipment. The net gain from these fixed asset sales totaled $181.

During 2003, we scrapped $323 in net book value of various machinery and equipment.

4.	Property and equipment

Property and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Land	$13,337	$15,675
Buildings and improvements	107,389	109,095
Machinery and production equipment	171,210	169,779
Office equipment, fixtures and vehicles	85,361	86,499
Construction in progress	5,697	2,145

	382,994	383,193
Less accumulated depreciation	(233,183)	(227,995)

	$149,811	$155,198

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $16,404, $15,541, and $15,015, respectively.

5.	Goodwill and other intangible assets

The Company tested goodwill and indefinite-lived intangible assets for impairment utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparative value approach.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Certain other intangible assets acquired (mastheads) have indefinite lives and are not currently amortized, but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (subscriber lists, non-compete agreements, domain names and other assets) are amortized over their estimated useful lives (from 3 to 20 years).

Changes in the carrying amounts of goodwill of the Company for the years ended December 31, 2005, 2004 and 2003 are as follows:

Goodwill
Balance at December 31, 2003	$185,558
Additions	476

Balance at December 31, 2004	186,034
Additions	—

Balance at December 31, 2005	$186,034

The Company recorded approximately $5,560, $5,556, and $5,520 of amortization expense during the years ended December 31, 2005, 2004, and 2003, respectively, associated with its finite-lived intangible assets. The gross carrying amounts and related accumulated amortization of the Company’s finite-lived and indefinite-lived intangible assets at December 31, 2005 and 2004 were as follows:

	Cost	Accumulated amortization	Net cost
December 31, 2005:
Finite-lived intangible assets
Subscriber lists	$68,409	$57,470	$10,939
Non-compete agreements and other assets	60	25	35

Total finite-lived intangible assets	68,469	57,495	10,974
Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	74	33	41

Total indefinite-lived intangible assets	5,384	907	4,477

Total other intangible assets	$73,853	$58,402	$15,451

December 31, 2004:
Finite-lived intangible assets
Subscriber lists	$68,409	$51,924	$16,485
Non-compete agreements and other assets	60	12	48

Total finite-lived intangible assets	68,469	51,936	16,533
Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	74	32	42

Total indefinite-lived intangible assets	5,384	906	4,478

Total other intangible assets	$73,853	$52,842	$21,011

Estimated amortization expense of the Company’s finite-lived intangible assets for the next five years as of December 31, 2005 is as follows:

Intangible Amortization
2006	$5,556
2007	2,221
2008	569
2009	550
2010	533

6.	Long term debt

Original financing-2003:

On August 7, 2003, the Company refinanced substantially all of its long-term indebtedness by issuing $250 million of 7% senior subordinated notes (“Notes”) due 2013 and entering into a $400 million bank credit agreement (“Credit Agreement”). In September 2003, an additional $50 million of senior subordinated notes were issued. The loss incurred on the extinguishment of the prior debt was $5,957 during 2003.

The Notes are due in 2013 with interest payments due February 1 and August 1, with the first payment being paid on February 1, 2004.

The bank credit agreement dated August 7, 2003, consisted of a Tranche B $225,000 term loan and a $175,000 revolving credit line. The Tranche B principal payments were due each quarter commencing December 31, 2004, through December 31, 2010, with the final payment to have been due March 31, 2011. The quarterly payments were $563 with final payment being $210,938. The revolving credit loan would have terminated September 30, 2010. Borrowings under the August 7, 2003 Credit Agreement bore interest at either the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR was the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate was the LIBOR rate.

The 2003 Credit Agreement required, among other things, that the Company and Morris Communications on a consolidated basis (1) maintain a debt-to-cash flow ratio not to exceed 6.00 to 1 initially and adjusting downward periodically to 5.50 to 1 on September 30, 2006, and all times thereafter; (2) maintain a fixed charge coverage ratio greater than or equal to 1.05 to 1 initially and adjusting upward to 1.15 to 1 on March 31, 2006, and all times thereafter; (3) maintain an interest coverage ratio to be greater than or equal to 2.25 to 1 initially and adjusting upward to 2.50 to 1 on September 30, 2005, and all times thereafter.

On August 7, 2003, the Company repaid its intercompany debt due to its parent, Morris Communications, which in turn repaid its existing senior secured credit facilities. As a result, the Company incurred non-cash financing loss on extinguishment of debt of approximately $5,957 related to the write-off of the unamortized deferred loan costs. Prior to this repayment, the Company’s debt due to its parent increased by $18,100, which borrowings were used to repay other indebtedness of its Parent. As a result, the Company recorded an $18,100 distribution to its parent. See Note 9.

Modification of original bank credit facility-2004:

On July 16, 2004, the Company realigned various aspects of its credit facility. The $225 million Tranche B Term Loan (“Tranche B”) under the August 7, 2003 agreement was increased by $25 million and split into two pieces, a $100 million Tranche A Term Loan (“Tranche A”) and a $150 million Tranche C Term Loan (“Tranche C”). At the same time, the revolving credit line was reduced from $175 million to $150 million. The total facility remained unchanged at $400 million. The immediate impact of the amendment was to reduce interest rates by 0.75% on the Tranche A and 0.50% on the Tranche C, below the rate on the Tranche B. The debt covenants generally remained unchanged. Scheduled principal payments changed with the replacement of the single term loan with the two term loans (Tranche A and Tranche C). The final payment on the Tranche A and the Tranche C loans were scheduled for September 30, 2010 and March 31, 2011, respectively. The revolving credit loan would have terminated September 30, 2010 and the commitment fee on the unborrowed amount available against the revolving credit line was 0.5%.

The $575 in loan origination fees associated with the modification of the credit facility were capitalized and would have been amortized along with the Tranche B loan’s unamortized costs over the lives of the Tranche A and Tranche C loans in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Company wrote off $209 in unamortized loan costs associated with the original revolving credit facility in accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements, and was to amortize the remaining $1,256 over the term of the revolving credit loan.

Refinancing of bank credit facility-2005:

On December 14, 2005, the Company, as borrower, entered into a Credit Agreement for $350 million of senior secured term and revolving credit facilities. The refinancing terminated and replaced the $400 million credit facilities. The new credit facilities consist of a $175 million Revolving Credit Facility and a $175 million Tranche A Term Loan. The maturity date for both facilities is September 30, 2012, with unequal quarterly principal payments on the Tranche A Term Loan commencing on December 31, 2007.

The new Tranche A term loan facility requires the following principal amortization with the final payment due on September 30, 2012.

2006	$—
2007	2,188
2008	10,937
2009	19,688
2010	28,437
Thereafter	113,750

The facilities bear interest (i) at a spread above a base rate equal to the higher of (x) JPMorgan Chase Bank’s prime lending rate or (y) the applicable federal funds rate plus 0.5% (“ABR”), or (ii) at a spread above the Eurodollar rate (LIBOR). The spread applicable to borrowings will be determined by reference to Morris Communications Company’s consolidated trailing total debt to cash flow ratio. The spread applicable for ABR borrowings will range from 0% to 0.25%. The spread applicable for Eurodollar rate borrowings will range from 0.675% to 1.25%. A commitment fee on unborrowed funds available under the revolver is 0.375%.

The loans are guaranteed by Morris Communications Company, LLC, and substantially all of its subsidiaries. The obligations of Morris Publishing and these guarantors are secured with substantially all of the assets of the parties, with certain exceptions. The Credit Agreement contains various representations, warranties and covenants generally consistent with the old credit facilities. Financial covenants require Morris Publishing to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including Morris Publishing).

In accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the $2,046 in loan fees associated with the refinancing of the credit facility were capitalized and are being amortized over the life of the term loan and the $986 in unamortized loan costs associated with the original and the July 16, 2004 credit facility were written off.

Year end debt summary:

Total debt was $521 million at December 31, 2005, down $29 million compared to the end of 2004, with $46 million outstanding on the $175 million revolving credit facility. At December 31, 2005, the interest rates on the Tranche A term loan outstanding was 5.50% and the weighted average interest rate on the revolver was 5.3791%. The weighted cost of debt outstanding was approximately 6.35% at the end of 2005.

At the end of 2005, the Company could borrow and use for general corporate purposes $90 million under the most restrictive covenants of its debt arrangements.

Total debt was $550 million at December 31, 2004, up $25 million compared to the end of 2003. The Company had no loans outstanding under the $150 million revolving credit facility at the end of 2004. At December 31, 2004, the interest rates on the Company’s term loans outstanding were 3.9375% and 4.1875% on the Tranche A and Tranche C term loans, respectively, and the interest rate on the revolver was 4.6875%. The weighted cost of debt outstanding was approximately 5.68% at the end of 2004.

The Company paid $4.9 million, $0.0 million and $0.0 million in principal amortization during the 12 months ended December 31, 2005, 2004, and 2003, respectively, on the various term loan facilities.

7.	Income taxes

The components of the Company’s income tax provision for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Current tax provision:
Federal	$19,455	$15,333	$15,016
State	3,568	2,813	2,754

	23,023	18,146	17,770
Deferred tax provision (benefit):
Federal	(2,744)	1,308	823
State	(503)	240	151

	(3,247)	1,548	974

Total income tax provision	$19,776	$19,694	$18,744

A reconciliation of income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Tax provision at statutory rate	$17,873	$17,501	$16,656
State tax provision, net of federal benefit	1,990	1,950	1,856
Domestic manufacturing deduction	(377)	—	—
Meals and entertainment expenses	290	243	232

	$19,776	$19,694	$18,744

The net deferred tax liabilities as of December 31, 2005 and 2004 are comprised of the following:

	2005	2004
Current deferred tax assets:
Provision for doubtful accounts	$1,131	$1,160
Other accrued expenses	1,501	1,396

Total current deferred tax assets	2,632	2,556

Noncurrent deferred tax assets (liabilities):
Intangible assets	(11,749)	(13,513)
Depreciation and amortization	(20,499)	(20,896)
Postretirement benefits	9,312	8,680
Other accrued expenses	1,880	1,502

Total noncurrent deferred tax liabilities	(21,056)	(24,227)

Net deferred tax liability	$(18,424)	$(21,671)

Management believes that realization of its deferred tax assets is more likely than not; therefore, the Company did not record any valuation allowance against these deferred tax assets as of December 31, 2005 and 2004.

8.	Member’s deficit

Member’s deficiency in assets includes the original investment in the Company by Morris Communications, accumulated income of the Company, and the cash and property distributions to and cash and property contributions from Morris Communications, including those arising from the forgiveness of the net intercompany receivables and payables between Morris Communications and the Company from transactions described in Note 9.

Based on the Company’s practice of settling a significant portion of the outstanding loan receivable balances with dividends, the Company in 2005 classified the intercompany loan due from Morris Communications and the interest accrued and paid in 2005 on the loan as contra equity in member’s deficit. (See Note 1)

9.	Transactions with Morris Communications

The Company receives certain services from, and has entered into certain transactions with, the Parent. Prior to August 2003, costs of the services that are allocated to the Company were based on actual direct costs incurred or based on the Parent’s estimate of expenses relative to the services provided to the Company. The Parent utilized factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to the Company.

The Company believes that these allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been. Beginning in August 2003 any such costs not directly paid by Morris Publishing are reimbursed by a management fee paid by Morris Publishing to Morris Communications equal to four percent (4%) of Morris Publishing’s revenues, and an allocation based on actual costs of technology and shared services related costs from MStar, a subsidiary of Morris Communications. In the first quarter 2005, the management agreement was amended and now allocates the technology and shared services costs, retroactive to January 1, 2005, at the lesser of two and one half percent (2.5%) of Morris Publishing’s total net operating revenue or the actual technology costs applicable to Morris Publishing based upon usage.

Cash Management — Until August 2003, the Company’s cash was immediately transferred to Morris Communications, which used the cash to meet its and the Company’s obligations. The net amounts due from Morris Communications, which have been deemed distributions to Morris Communications were approximately $45,695 for the year ended December 31, 2003.

The following table provides a reconciliation of the transactions recorded through member’s deficit during the year ended December 31, 2003.

For the Year Ended December 31, 2003:
Management Fee	$7,845
Technology and Shared Services Fee	9,645
Employer 401(k) Contribution	2,274
Workers’ Compensation Expense	743
Taxes - Current Provision	17,770
Interest Expense	14,019
Net Cash Provided from Operations	(123,977)
Net Cash Used in Investing	22,304
Net Proceeds Long Term Debt	3,682

Net Distribution to Morris Communications	$(45,695)

Additionally, the Company had amounts due to Morris Communications, $23,939, $22,314, and $19,547 of allocated postretirement obligations, and $3,108, $2,610, and $2,024 included in other accrued liabilities of allocated health and disability obligations as of December 31, 2005, 2004 and 2003, respectively.

Management Fee —The Company was charged with certain corporate allocations from Morris Communications. Prior to August 7, 2003, these allocations were based on a combination of specifically identified costs, along with an estimate of 60% of the non-identifiable expenses relating to the Company. Subsequent to August 7, 2003, a fee equal to 4% of the revenues is charged to the Company, as defined in the management agreement. These corporate allocation expenses totaled $18,604, $18,230, and $15,572 for the years ended December 31, 2005, 2004 and 2003, respectively. These allocated expenses represent corporate costs incurred by Morris Communications on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and Shared Services Fee —The Company was charged with certain technology and shared services allocated from Morris Communications. These costs were allocated at 100% prior to August 7, 2003. Subsequent to August 7, 2003, these costs were allocated based on actual costs, as defined in the management agreement. In the first quarter 2005, the services agreement was amended allocating the costs based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage. These technology and shared services expenses allocated by Morris Communications to the Company totaled $11,628, $12,542, and $18,308 for the years ended December 31, 2005, 2004, and 2003, respectively.

Debt and Debt Related Allocations —The Company also charged corporate interest and amortization expense based on the corporate debt and related deferred debt cost allocations of Morris Communications to the Company. Prior to August 7, 2003, the Company was allocated Morris Communications’ debt, deferred debt costs, interest and amortization expenses. The allocated portion of Morris Communications’ debt is presented as due to Morris Communications and the deferred debt costs are presented as part of deferred loan costs and other assets on the accompanying consolidated financial statements. Interest expense, including amortization of debt issuance costs, recorded by the Company related to this debt was $14,019 for the year ended December 31, 2003, and is included in interest expense in the accompanying consolidated financial statements.

On August 7, 2003, the Company and Morris Communications realigned various aspects of their debt and capital structure. As part of this realignment, all outstanding principal and interest amounts related to the long-term debt due to Morris Communications was repaid. Additionally, all related unamortized, deferred loan costs were written off and recorded as a loss on extinguishment of debt. See Note 6.

Employees’ 401(k) Plan — The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $4,183, $4,265, and $4,062 for the years ended December 31, 2005, 2004 and 2003, respectively.

Retiree Health Care Benefits —The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement health benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $1,624, $2,767, and $2,697 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount, were $23,939 and $22,314 as of December 31, 2005 and 2004, respectively.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provided a federal subsidy beginning in 2006 to postretirement medical plans that provide prescription drug benefits to retirees. The subsidy will provide plan sponsors 28% of individual retirees’ annual prescription drug costs (in dollars) between $250 and $5,000 for retirees who are eligible for but opt out of Medicare Part D Prescription coverage.

This subsidy, when integrated with current claim costs, would have the effect of decreasing liabilities and costs reported under the current accounting guidance for plans that are at least actuarially equivalent to the Medicare Part D benefit.

The Company’s actuary has determined that the Company’s plan is at least actuarially equivalent to Medicare D and estimated the financial impact of the subsidy to be $500. The Company has reflected the effect of this subsidy in the accompanying financial statements.

The following is a reconciliation of the benefit obligation and accrued benefit cost for which the Company is separately liable for as of and for the years ended December 31, 2005 and 2004:

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$35,342	$35,710
Service costs	580	723
Interest costs	1,757	2,200
Participant contributions	517	499
Actuarial loss	(4,396)	(2,353)
Benefit payments	(1,580)	(1,437)

Benefit obligation at end of year	$32,220	$35,342

Reconciliation of accrued benefit cost:
Accrued postretirement benefit cost at beginning of year	$22,314	$19,547
Net periodic postretirement benefit cost	2,688	3,705
Net benefit payments	(1,063)	(938)

Accrued postretirement benefit cost at end of year (1)	$23,939	$22,314

Components of net periodic benefit cost before reflecting Medicare Part D Subsidy:
Service cost	$652	$723
Interest cost	1,998	2,200
Amortization of prior service cost	582	782

Net periodic benefit cost	$3,232	$3,705

Impact of Medicare Part D Subsidy on Components of net periodic benefit cost: 2)
Service cost	$(72)	$—
Interest cost	(241)	—
Amortization of prior service cost	(231)	—

Net periodic benefit cost	$(544)	$—

Components of net periodic benefit cost after reflecting Medicare Part D Subsidy:
Service cost	$580	$723
Interest cost	1,757	2,200
Amortization of prior service cost	351	782

Net periodic benefit cost	$2,688	$3,705

(1)	Actual experience in future years will be used to adjust this assumed subsidy amount. Prescription drug coverage is as generous or better than standard Medicare D plan without amendment, so unrecognized prior service cost remains unchanged.

(2)	Sudsidy offsetting Employer Contribution for 2005 is $0 but this will be non-zero in 2006 and later. The subsidy is trended at the same rate as prescription drug claims and assumed to be $600 before tax annually per retiree.

The principal assumptions used in determining postretirement benefit obligations for the Company’s plan as of December 31, 2005 and 2004 are as follows:

	2005	2004
Discount rate	5.50%	5.75%
Health care cost increase rate:
Following year	12.00%	10.00%
Decreasing to the year 2010	5.00%	5.00%

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in 2005 would have increased the benefit obligation as of December 31, 2005, by $2,402 and the aggregate of benefits earned and interest components of 2004 net postretirement benefit expense by $215. Decreasing the assumed health care cost trend rate by 1% in 2005 would have decreased the benefit obligation as of December 31, 2005 by $2,167 and the aggregate of benefits earned and interest components of 2005 net postretirement benefit expense by $194.

The following is an estimate of the Company’s future benefit payments:

2006	$1,089
2007	1,268
2008	1,446
2009	1,616
2010	1,783
Years 2011-2015	$10,997

Health and Disability Plan —The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expense allocated to the Company, based on total headcount, was $12,938, $14,357, and $12,212 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, was $3,108, $2,611, and $2,025 as of December 31, 2005, 2004 and 2003, respectively.

Workers’ Compensation Expense —The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, was $2,892, $2,864, $1,753 for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and Equipment —Historically, the Company has occupied and utilized certain property and equipment owned by the parent. Title to this property and equipment, along with the related depreciation and amortization, was passed to the Company on August 7, 2003. The Company was allocated $1,047 prior to the transfer in 2003 and $3,373 in depreciation and amortization expense for the 12 months ended December 31, 2003. Morris Communications conveyed legal title to the Company of the net property and equipment of $28,954 as of August 7, 2003, which is included in property and equipment in the accompanying financial statements.

Loan Receivable from and restricted payments to Morris Communications —

Loan receivable:

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

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement. The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month. For 2005 this interest rate was as follows:

1/1/2005	to	5/27/2005	LIBOR + 2.25%
5/28/2005	to	12/13/2005	LIBOR + 2.50%
12/14/2005	to	12/31/2005	LIBOR + 1.00%

As of December 31, 2005, $15,655 was outstanding as an intercompany loan due from Morris Communications. The interest accrued on the loans to Morris Communications for the 12 months ended December 31, 2005, the 12 months ended December 31, 2004 and the five months ended December 31 2003 was approximately $1,484, $1,200, and $100, respectively, on average loan balances of $23.7 million, $27.5 million, and $5.2 million, respectively. The average annual interest rates were 5.620%, 3.724%, and 3.39% for the 12 month period ended December 31, 2005 and the 12 month period ended December 31 2004, and the five month period ended December 31, 2003, respectively.

Based on the practice of settling a significant portion of the outstanding loan receivable balances with dividends, the Company in 2005 classified the intercompany loan due from Morris Communications and the interest accrued in 2005 on the loan as contra equity in member’s deficit. See Note 1.

Restricted payments:

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

On August 31, 2004, the Company declared and paid a $50 million cash dividend to Morris Communications that, in turn, utilized the distribution to reduce its loan receivable from Morris Publishing.

In December 2005, the Company declared and distributed a $1,811 property dividend of certain land unrelated to its business operations in Alaska and Augusta, Georgia to Morris Communications.

At December 31, 2005, the Company had an additional $84 million available for future restricted payments under the credit indenture.

10.	Commitments and contingencies

Leases —In December 2002, the Company sold its recently completed facility in Savannah, Georgia to an affiliated party at carrying value for cash of $11,856, and entered into a 10-year operating lease expiring on December 31, 2012. The Company is required to make equal monthly payments of $92 beginning January 1, 2003, and continuing on the first date of each subsequent year during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) four percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2005, Morris Publishing Group entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building shall be $980 or a monthly rate of $82. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. Beginning on January 1, 2006 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) three percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year. The lessor is an entity indirectly owned by three of Morris Publishing Group’s directors, William S. Morris IV, J. Tyler Morris and Susie M. Baker.

The Company leases certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2012. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2005 are as follows:

	Operating leases to Morris Communications and affiliates	Other Operating Leases	Total
2006	$2,234	1,456	$3,690
2007	2,312	809	3,121
2008	2,393	441	2,834
2009	2,477	184	2,661
2010	2,563	25	2,588

Total rent expense under operating leases was approximately $4,833, $3,776, and $2,651 for the years ended December 31, 2005, 2004 and 2003, respectively.

Litigation and Claims —The Company is the defendant or plaintiff in lawsuits related to normal business operations. In management’s opinion, the outcome of these matters will not have a material effect on the Company’s operations or financial position.

Environmental Matters —The nature of the Company’s operations exposes it to certain risks of liabilities and claims with respect to environmental matters. The Company does not believe that environmental compliance requirements are likely to have a material effect on it. The Company cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with the Company’s operations or facilities and that these would not have a material adverse effect on the Company’s business, financial condition or results of operations.

During 2004, the Savannah newspaper relocated to its new facility located near Savannah. The newspaper’s old warehouse was sold in 2004 along with its parking lot and the production facility was sold in 2005. During 2005, the Company completed the required environmental remediation on the parking lot at a total cost of approximately $700.

11.	Quarterly operations (unaudited)

Retail advertising revenue is seasonal and tends to fluctuate with retail sales in the Company’s various markets, which is historically highest in the fourth quarter. Classified advertising revenue has historically had a direct correlation with the state of the overall economy and has not been materially affected by seasonal fluctuations.

The following table summarizes the Company’s quarterly results of operations:

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2005
Total net operating revenue	$113,338	$116,991	$113,771	$121,007
Total operating costs	97,344	96,228	95,300	93,545
Interest expense	8,515	8,867	9,075	9,205
Interest income	(298)	(354)	604	(72)
Loss on Extinguishment of debt				986
Other, net	34	(14)	(5,336)	412

Total other expense	8,251	8,499	4,343	10,531

Income before taxes	7,743	12,264	14,128	16,931
Provision for income taxes	3,101	4,822	5,591	6,262

Net income	$4,642	$7,442	$8,537	$10,669

	2004
Total net operating revenue	$108,273	$114,627	$112,927	$119,907
Total operating costs	91,201	93,376	93,518	96,108
Interest expense	7,812	8,008	8,166	8,295
Interest income	(143)	(361)	(458)	(285)
Other, net	530	102	(195)	58

Total other expense	8,199	7,749	7,513	8,068

Income before taxes	8,873	13,502	11,896	15,731
Provision for income taxes	3,532	5,306	4,664	6,192

Net income	$5,341	$8,196	$7,232	$9,539

Because of the change in reporting entity, Note 1, the first quarter 2004 has been restated to reflect Morris Communications’ distribution of Skirt! Charleston to Morris Publishing in April 2004. Skirt! magazine reported a net operating income of $20 during the first quarter 2004.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As part of our strategic initiative to centralize and improve the effectiveness and efficiency of our newspapers’ operations, we continue to convert each newspaper’s operating and media systems over to Morris Communications’ Shared Services Center. At December 31, 2005, we had converted all of our newspapers to the operating platform. Management believes the centralization of these functions have further enhanced our existing internal controls.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None

Part III

Item 10—Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Years in Newspaper Business	Title
William S. Morris III	71	49	Chairman of the Board of Directors
William S. Morris IV	46	16	CEO, President and Director
Craig S. Mitchell	47	12	Director, Senior Vice President—Finance, Secretary and Treasurer
Carl N. Cannon	62	41	Executive Vice President
James C. Currow	62	42	Executive Vice President
Steve K. Stone	53	27	Senior Vice President—Chief Financial Officer
Susie Morris Baker	38	13	Director
J. Tyler Morris	43	17	Director
Mary E. Morris	72	10	Director

Our directors and executive officers are elected by, and serve at the discretion of, Morris Communications, which can add, remove and replace them at any time. References to service as directors and executive officers for periods prior to the formation of Morris Publishing in 2001 are to positions with our corporate predecessors in the newspaper business. These individuals also hold the same positions in the co-issuer, Morris Publishing Finance Co. The board of directors does not have any committees.

William S. Morris III—Mr. Morris has served as chairman of our board of directors for at least 30 years. Mr. Morris is the chairman of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries and is the chief executive officer of all of these companies except Morris Publishing and its subsidiaries. Mr. Morris is active in community and state affairs, as well as in the newspaper and outdoor advertising industry and has recently completed a term as Chairman of the Newspaper Association of America. Mr. Morris has a journalism degree from the University of Georgia and has been in the newspaper business his entire working career.

William S. Morris IV—Mr. Morris has been our president since 1996, our chief executive officer since 2001, and a director since 1996 and is a director and the president of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. He joined the family business in 1990 and prior to becoming our president has served as assistant to the president. Prior to that, he served as assistant to the general manager, general manager and publisher of several of our newspapers and magazines. Prior to joining us, Mr. Morris worked for United Yellow Pages, Inc., selling independent telephone advertising and Gannett Outdoor Group in the leasing department and as national sales manager. He graduated from Emory University in 1983 with a degree in economics.

Craig S. Mitchell —Mr. Mitchell became senior vice president-finance in November 2003 and has served as vice president-finance, secretary and treasurer since 1999 and as a director since 1999. He holds similar positions with Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. Prior to joining Morris Publishing, Mr. Mitchell was employed by Deloitte Haskins & Sells in its tax department and by President Baking Company as its treasurer. Mr. Mitchell holds an accounting degree from Augusta College and a Master of Accountancy (tax option) from the University of Georgia.

Carl N. Cannon—Mr. Cannon became executive vice president in November 2003 and has served as vice president-newspapers with responsibility for our Florida publishing group and our eastern community newspapers division, including The Florida Times-Union, our largest publication, since 1991. Prior to that Mr. Cannon held numerous management positions with us in Georgia, Texas, and Florida. He has a degree in journalism from the University of Georgia and has spent his entire business career with Morris Publishing.

James C. Currow—Mr. Currow became executive vice president in 2002 and has served as vice president-newspapers with responsibility for our metro newspapers outside of Florida and for our western community newspapers since 1998. Prior to joining us, Mr. Currow was president and CEO of Currow & deMontmollin a newspaper management consulting firm he started in 1995. He also served as president and chief executive officer of the Milwaukee Journal and Sentinel from 1992 to 1995, served as vice president of Sales and Marketing at The Miami Herald from 1989 to 1992, served as vice president of Advertising at The Miami Herald from 1986 to 1989, and served as vice president of Sales and Marketing at the Ft. Wayne Newspapers from 1982 to 1986.

In April 1997, he was named senior vice president and chief marketing officer of the Newspaper Association of America. Mr. Currow serves on the Board of the Newspaper Association of America, chairs the Marketing Committee and serves on the Executive Committee. Mr. Currow holds a B.S. degree in management from Charleston Southern University and is a 1992 graduate of the Harvard Business School Advanced Management Program.

Steve K. Stone— Mr. Stone became senior vice president in November 2003 and has served as our vice president and chief financial officer-newspapers and has been the head of MStar Solutions, LLC, the Morris Communications subsidiary operating the Shared Services Center since 2002. Mr. Stone has 24 years experience in the newspaper industry and prior to joining us in 2002, Mr. Stone was Assistant Vice President/Shared Services for Knight Ridder, Inc. He has also served as Vice President/Chief Financial Officer for The Charlotte Observer, Director of Finance/Controller for The Miami Herald, and held various financial positions at the San Jose Mercury News, Columbus Ledger-Inquirer and The Wichita Eagle Beacon. Mr. Stone holds a BBA degree from Southwestern College.

Susie Morris Baker—Mrs. Baker has been a director of newspapers since 1999 and a vice president of newspapers from 1999 to 2003. She is also a director of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. She has also served as vice president of the Alaska newspapers for Morris Publishing, with responsibility for The Juneau Empire, The Peninsula Clarion in Kenai, and The Alaska Journal of Commerce and Alaskan Equipment Trader in Anchorage. Prior to that, Mrs. Baker was the publisher of the Quarter Horse News and Barrel Horse News in Fort Worth, Texas and publisher of The Peninsula Clarion. Mrs. Baker received a B.A. from Mary Baldwin College in Staunton, Virginia in 1990 and received a master’s degree in business administration from Southern Methodist University in Dallas, Texas in 1998.

J. Tyler Morris—J. Tyler Morris has been a director since 1996 and is a director of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. He has served as the vice president of the Morris Communications’ Cowboy Publishing Group in the magazine division. He is currently chairman, president and chief executive officer of Texas Aerospace Services in Abilene, Texas. Prior to that, he worked at Lubbock Avalanche-Journal and Gray’s Sporting Journal and at the Fort Worth Star-Telegram. Mr. Morris graduated from the University of Georgia in 1987 with a degree in journalism.

Mary E. Morris—Mrs. Morris has been a director of Morris Publishing since 1996 and is a director of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. She is active in volunteer work with church and civic organizations and has served on many boards including the board of the Morris Museum of Art and the State Botanical Garden of Georgia.

William Morris III and Mary Morris are husband and wife. William Morris IV, J. Tyler Morris and Susie Morris Baker are their children.

Code of Ethics

We adopted, and posted on our web site at www.morris.com/profile/ethics.shtml, a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and others.

Item 11—Executive Compensation

Some of our executive officers serve in similar capacities for our parent, Morris Communications, its ultimate parent, Shivers Trading & Operating Company, and their other subsidiaries. Historically, we have allocated a portion of their services and compensation to Morris Publishing. Commencing August 7, 2003, compensation for services rendered by William S. Morris III, William S. Morris IV, Craig S. Mitchell and Steve K. Stone will not be payable directly by us but their services will be provided under the management agreement. See “Certain relationships and related transactions.” The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2005 for our chief executive officer and our two other executive officers who received compensation from Morris Publishing in 2005.

	Annual Compensation
Name and principal position	Year	Salary	Bonus	All Other Compensation
William S. Morris IV (d) President and Chief Executive Officer	2005	$—	$—	$—
	2004	—	—	—
	2003	315,000	267,034	17,079	(a)

Carl C. Cannon Executive Vice President	2005	800,000	69,875	335,346	(b)
	2004	750,000	73,156	328,433	(b)
	2003	700,000	114,763	366,123	(b)

James C. Currow Executive Vice President	2005	800,000	86,705	62,285	(c)
	2004	716,667	—	82,093	(c)
	2003	566,667	60,794	139,695	(c)

(a)	Includes imputed income for use of company vehicle in the amount of $2,752 for 2003, employer contributions to the Morris Communications 401(k) Plan in the amount of $3,500 for 2003, and other fringe benefits for the use of company facilities and participation in the executive medical reimbursement plan in the amounts of $10,827 for 2003.

(b)	Includes employer contributions and earnings under Morris Communications deferred compensation plan of $271,765, $292,757, and $331,706 for 2005, 2004, and 2003, respectively, imputed income for use of company vehicle in the amount of $17,703, $8,812, and $9,924 for 2005, 2004 and 2003, respectively, employer contributions to the Morris Communications 401(k) Plan in the amounts of $10,500, $10,250, and $10,000 for 2005, 2004 and 2003, respectively, and other fringe benefits for the use of company facilities and participation in the executive medical reimbursement plan in the amounts of $17,778, $16,614, and $14,493 for 2005 and 2004 and 2003, respectively. The 88,000 Performance Unit Grants awarded in April 2004 had a total value of $17,600 at December 31, 2005.

(c)	Includes imputed income for use of company vehicle in the amount of $19,606, $19,606, and $21,236 for 2005 and 2004 and 2003, respectively, employer contributions to the Morris Communications 401(k) Plan in the amounts of $10,500, $10,250, and $10,000 for 2005, 2004 and 2003, respectively, employer contributions and earnings under Morris Communications deferred compensation plan of $5,361, $44,776 and $102,891 for 2005, 2004 and 2003, respectively, and other fringe benefits such as the executive medical reimbursement plan in the amounts of $9,218, $7,461, and $5,568 for 2005, 2004 and 2003, respectively. The 88,000 Performance Unit Grants awarded in April 2004 had a total value of $17,600 at December 31, 2005.

(d)	For 2003, this table includes compensation paid to Mr. Morris for services through August 7, 2003, but includes no compensation for his services provided to us under the management agreement with Morris Communications after such date (because their services were covered by the management fee). For 2005 and 2004, Mr. Morris’ services were provided to us under the management agreement.

No information is presented for options, restricted stock awards, stock appreciation rights or other stock based compensation, because no such compensation has been awarded.

Performance Unit Grants

During 2004, Morris Publishing executed the 2004 Morris Publishing Group Performance Unit Grant in order to grant 1,000,000 performance units to various senior executive and other business unit managers, effective as of January 1, 2004, under the terms of the Shivers Trading & Operating Company (Morris Communications’ parent company) Performance Unit Plan, dated April 1, 2004. The 2004 Performance Unit Grants expire on December 31, 2005, which is the final valuation date. Each unit is valued annually based on the net operating income of the consolidated newspaper business segment, adjusted for taxes and a 10% capital charge based on the average invested capital. We have accrued $200,000 of the total value of the 1,000,000 performance unit grants at the final December 31, 2005 valuation date as employee bonus cost.

Employment agreements

Morris Publishing has no employment agreements with its executive officers. We have designed our incentive and compensation programs to retain key employees, but no such programs obligate any employee to continue to work for us, nor commit Morris Publishing to continue to employ any officer.

Compensation of directors

Our directors received no compensation for their services as such in 2005, 2004 and 2003.

Compensation committee interlocks and insider participation

Our board of directors does not maintain a compensation committee. No executive officer or member of our board of directors also serves as an officer or on the compensation committee of any other entity with an executive officer on our board of directors. The Morris family, including William S. Morris III, our chairman, and his son, William S. Morris IV, our president and chief executive officer, beneficially own all of the equity interests in Morris Communications, our parent company. By virtue of such equity ownership, the Morris family has the sole power to determine the outcome of any company matter or transaction, including compensation matters.

Board of Directors Report on Executive Compensation

Our board of directors does not maintain a compensation committee, and the functions of a compensation committee are performed by its chairman and our chief executive officer. The chairman and our chief executive officer make the decisions each year regarding executive compensation, including annual base salaries, bonus awards and performance unit grants.

Executive Officer Compensation:

With respect to our chief executive officer and most of our executive officers and directors, we pay no salary or other compensation, since their services are provided by our parent, Morris Communications, as part of its services under our management agreement.

With respect to our two executive vice presidents charged with the operations of our newspaper business, the chairman and the chief executive officer determine what each executive officer’s base salary and cash bonus should be based on individual and corporate performance. For 2005, they determined the base salary amounts for each of these two executive officers based on their assessment of each officer’s individual performance and current level of compensation.

By the Board of Directors,

William S. Morris III, Chairman

William S. Morris IV

Mary S. Morris

J. Tyler Morris

Susie Morris Baker

Craig S. Mitchell

Item 12—Security Ownership of Certain Beneficial Owners and Management

Morris Communications and Morris Publishing are lower tier subsidiaries of Shivers Trading & Operating Company, which is beneficially owned 100% by William S. Morris III and members of his immediate family. Mr. Morris III and his wife, Mary E. Morris, together directly own over 50% of the voting stock of Shivers and together beneficially own approximately 64% of the total common stock of Shivers. Their three children, including Mr. Morris IV, each directly own approximately 16% of the voting stock and each beneficially own approximately 12% of the total common stock of Shivers.

Item 13—Certain Relationships and Related Transactions

Various entities which are affiliated with Morris Communications and the Morris family have engaged, and will in the future engage, in transactions with us some of which may be viewed, from the perspective of a note holder of Morris Publishing, as disadvantageous to us or an inappropriate use of our resources.

These transactions may not necessarily be consummated on an arm’s-length basis and therefore may not be as favorable to us as those that could be negotiated with non-affiliated third parties.

We receive certain services from, and have entered into certain transactions with, Morris Communications. Costs of the services that have been allocated to us are based on actual direct costs incurred or on Morris Communications’ estimate of the proportion of expenses incurred by Morris Communications that related to the services provided to us. Morris Communications made the allocations based on usage or other factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to us. We believe that these allocations have been made on a reasonable basis, and approximate all of the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services from third parties would have been. The management fee and the technology and shared services fee aggregated $33.9 million for the year ended December 31, 2003, $30.8 million for the year ended December 31, 2004 and $30.2 million for the year ended December 31, 2005. These fees do not include other transactions between Morris Publishing, on the one hand, and Morris Communications and its other subsidiaries, on the other hand, including cash management, employer 401(k) contributions, workers’ compensation expense and intercompany borrowings. See Notes 1 and 8 to Notes to Consolidated Financial Statements for December 31, 2005, 2004 and 2003.

While historically balances between Morris Publishing, on the one hand, and Morris Communications, and its other subsidiaries, on the other hand, were settled primarily through member’s deficit (as distributions or contributions), it is expected that such amounts in the future will be settled through payment. While historically, Morris Communications provided cash management for Morris Publishing, at and after August 1, 2003 Morris Publishing’s cash and investment management activities have been segregated from those of Morris Communications and its other subsidiaries and all cash and investments are held in separate accounts of Morris Publishing.

Historically borrowing capacity for Morris Publishing was provided in large part through borrowings by Morris Communications under its credit facility, the proceeds of which were then lent to Morris Publishing through intercompany loans. On August 7, 2003, Morris Publishing repaid its indebtedness to Morris Communications and entered into new credit facilities. It is expected that the principal external source of liquidity for Morris Communications and its other subsidiaries will be loans by or distributions from Morris Publishing. We may provide loans to Morris Communications or its operating subsidiaries for general business purposes or to make acquisitions in the future, at interest rates equal to our cost of borrowing under our new credit facilities. Any such loans may utilize borrowing capacity under our new credit facilities that may otherwise have been available for our business purposes. As of December 31, 2005, we had $15.7 million of outstanding loans and $1.4 million in receivables due from Morris Communications.

We will continue to be managed by Morris Communications pursuant to a management agreement and as compensation for these services, Morris Communications will be entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). Prior to August 7, 2003, Morris Communications’ costs of providing these services were allocated among its operating divisions and our allocated share is reflected in our financial statements. For the last four years prior to the management agreement, our allocable costs for the services provided by Morris Communications have been approximately 4.2% of our annual total operating revenues, ranging from 4.4% in 2000 to 3.9% in 2003 through August 7, 2003. These corporate allocation expenses totaled $18.6 million, $18.2 million and $17.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, as part of the initiatives commencing in 2002 to move to a shared services concept, our parent created MStar Solutions, LLC, an organization that provides savings and cost efficiencies by leveraging purchasing power; centralizing, standardizing and simplifying back office and administrative procedures; creating and implementing an advanced business platform, and leveraging the technology platform. We have paid our allocable share (based upon usage) of the actual costs of operations of MStar Solutions. In the first quarter 2005, the services agreement was amended allocating the costs based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage. These technology and shared services expenses allocated by Morris Communications to the Company totaled $11.6 million, $12.5 million and $18.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

In addition to the management services, we may share other miscellaneous facilities and costs with Morris Communications and its other subsidiaries. Shared costs may include joint promotions or the use of facilities, equipment, supplies or employees of one division for the benefit of an affiliate and Morris Communications will allocate the costs among the various entities. Shared facilities include the home office complex of buildings in Augusta, Georgia, which we own for use of The Augusta Chronicle, but which will also be used as the home office and principal place of business of Morris Communications.

In December 2002, we sold our then recently completed facility in Savannah, Georgia to an affiliated party at carrying value for cash of $11.9 million, and entered into a 10-year operating lease expiring on December 31, 2012. We are required to make equal monthly payments of $92,000 beginning January 1, 2003, and continuing on the first date of each subsequent month during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) four percent, and (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2005, Morris Publishing Group entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building is $980,000 or a monthly rate of $81,666.67. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. The lessor is an entity indirectly owned by three of Morris Publishing Group’s directors, William S. Morris IV, J. Tyler Morris and Susie M. Baker.

In the ordinary course of our business, we may sell goods and services to affiliates, including newspaper advertising, and we may purchase goods and services from affiliates, such as radio or outdoor advertising and promotions or space in hotels owned by affiliates.

We participate in a tax sharing agreement with our affiliates whereby we are required to pay to our parent an amount equal to the taxes we would have been required to pay as a separate corporation. We are a single member limited liability company that is disregarded for federal income tax purposes and are part of the consolidated tax return of our ultimate parent corporation and its subsidiaries. We may become jointly and severally liable for all income tax liability of the group in the event other subsidiaries are unable to pay the taxes attributable to their operations.

On September 28, 2005, the Company sold Savannah’s former production facility to a third party for a total of $7.5 million, less $1.1 million closing and environment remediation costs, resulting in a pretax gain of $5.0 million. The Company elected to have $7.1 million of the proceeds, net of $0.4 million of closing costs, deposited into an escrow account in order to potentially fund other acquisitions by the Company or its Parent through a tax-deferred Section 1031 exchange.

Item 14. Principal Accountant Fees and Services.

Fees for all services provided by Deloitte & Touche, LLP for fiscal years 2005 and 2004 are as follows: (in dollars)

Audit fees. The aggregate fees billed for professional services rendered by Deloitte & Touche, LLP in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports provided to note holders for 2005 and 2004 were approximately $290,000 and $275,000, respectively.

Audit related fees. The aggregate fees billed for professional services rendered by Deloitte & Touche, LLP in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2005 and 2004 were approximately $20,000 and $0, respectively.

Tax fees. Deloitte & Touche, LLP did not bill us directly for tax services in 2005 or 2004, as we did not file income tax returns separate from our ultimate corporate parent. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche, LLP in connection with tax compliance, tax advice, and tax planning in 2005 and 2004 were approximately $43,827 and $43,269, respectively. None of the amounts billed in 2005 and 2004 were allocated to us, but were provided by Morris Communications under our Management Agreement.

All other fees. Deloitte & Touche, LLP did not bill us directly for other services in 2005 or 2004, but billed our ultimate corporate parent for services related to employee benefit plans covering our corporate parent’s employees, including our employees. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche, LLP in connection with its employee benefit plans in 2005 and 2004 were approximately $16,000 and $15,000, respectively. None of the amounts billed in 2005 and 2004 were allocated to us, but were provided by Morris Communications under our Management Agreement.

During 2005, the Company established an audit committee to perform all functions with respect to the Company’s audit under sections 204 and 301 of the Act. The audit committee has no independent representation and consists of William S. Morris IV, the Company’s Chief Executive Officer, and Craig S. Mitchell and Steve K. Stone, both Senior Vice Presidents of the Parent.

In 2005, the audit committee had no pre-approval policies and procedures described in paragraph(c) (7) (i) of Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report are hereby incorporated by reference.

(b)	Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Articles of Organization of Morris Publishing Group, LLC (originally named MCC Newspapers, LLC), including Amendment to Articles of Organization (changing name to Morris Publishing Group, LLC) *

3.2	Limited Liability Company Operating Agreement of Morris Publishing Group, LLC (formerly known as MCC Newspapers, LLC) *

3.3	Articles of Incorporation of Morris Publishing Finance Co. *

3.4	By-Laws of Morris Publishing Finance Co. *

4.1	Indenture relating to the 7% Senior Subordinated Notes due 2013 of Registrants, dated as of August 7, 2003 *

4.2	Registration Rights Agreement, dated as of August 7, 2003, among Registrants and J.P. Morgan Securities, Inc. acting as representative for the Initial Purchasers of $250 million aggregate principal amount of 7% Senior Subordinated Notes due 2013. *

4.3	Registration Rights Agreement, dated as of September 24, 2003, among Registrants and J.P. Morgan Securities, Inc. as the initial purchaser of $50 million aggregate principal amount of 7% Senior Subordinated Notes due 2013. *

4.4	Form of Registrants’ 7% Senior Subordinated Notes due 2013, Series A *

4.5	Form of Registrants’ 7% Senior Subordinated Notes due 2013, Series B *

10.1	Amended and Restated Credit Agreement dated July 16, 2004 of Morris Publishing Group for $400 million senior credit facility. ***

10.2	Management and Services Agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated as of August 7, 2003. *

10.3	Tax Consolidation Agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and Shivers Trading & Operating Company dated as of August 7, 2003. *

10.4	Lease dated December 31, 2002 for Savannah newspaper production facility between Morris Communications Company, LLC (assigned to Morris Publishing Group, LLC) and Savannah Chatham Parkway, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. *

10.5	Deferred Compensation Agreement dated July 7, 1999 between Carl N. Cannon and Morris Communications Corporation (subsequently assumed by Morris Publishing Group, LLC). *

10.6	Trust Under Morris Communications Corporation Deferred Compensation Plan dated July 7, 1999. *

10.7	Morris Communications Company, LLC Deferred Compensation Plan For Deferrals *

10.8	First Lease Amendment executed February 21, 2005, effective November 1, 2004, amending the Lease dated December 31, 2002 for Savannah newspaper facilities between Morris Publishing Group, LLC and Savannah Chatham Parkway Property, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. ****

10.9	First Amendment to Management and Services Agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated February 24, 2005. ****

10.10	Shivers Trading and Operating Performance Unit Plan #

10.11	Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities. ##

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Morris Publishing Group, LLC *

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Registration Statement on Form S-4 of Morris Publishing Group filed with the SEC on January 26, 2004 and incorporated herein by reference.

**	Filed as an exhibit to the Registration Statement on Form S-4/A of Morris Publishing Group filed with the SEC on April 23, 2004.

***	Filed as an Exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on November 12, 2004.

****	Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on February 25, 2005.

#	Filed as an exhibit to the Form 10-k of Morris Publishing Group filed with the SEC on March 31, 2005.

##	Filed as an exhibit to the Form 8-K of Morris Publishing Group field with the SEC on December 15, 2005.

(c)	Financial Statement Schedule-Valuation and Qualifying Accounts

Schedule II

Years Ended December 31, 2005, 2004, and 2003

(Dollars in thousands)	Balances at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Balances at End of Period
Year Ended December 31, 2005
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,981	$1,422	$2,176	$2,227
Year Ended December 31, 2004
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,793	$3,212	$3,024	$2,981
Year Ended December 31, 2003
Reserves and allowances deducted from asset account:
Accounts receivable allowances	2,596	2,798	2,601	2,793

*	Represents uncollectible accounts written off, net of recoveries and dispositions

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC
Morris Publishing Finance Co.

By:	/s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer
(of both entities)

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title (for both registrants)	Date

/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	3/31/06

/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	3/31/06

/s/ William S. Morris III	Director (Chairman)	3/31/06

/s/ Mary S. Morris	Director	3/31/06

/s/ J. Tyler Morris	Director	3/31/06

/s/ Susie M. Baker	Director	3/31/06

/s/ Craig S. Mitchell	Director	3/31/06

SUPPLEMENTAL INFORMATION TO BE FURNISHED

WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF

THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report with respect to the registrants’ last fiscal year or proxy material with respect to any annual or other meeting of security holders has been sent to security holders, nor is to be sent to security holders subsequent to the filing of this report.