Form 10-Q
period 2006-03-31
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2006-05-11
CIK 1276477, 1276476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,728	$12,458
Accounts receivable, net of allowance for doubtful accounts of $2,175 at March 31, 2006 and $2,227 at December 31, 2005	50,811	54,660
Due from Morris Communications	—	1,387
Inventories	3,608	4,773
Deferred income taxes, net	2,857	2,632
Prepaid and other current assets	1,409	1,360

Total current assets	65,413	77,270

NET PROPERTY AND EQUIPMENT	147,607	149,811

OTHER ASSETS:
Restricted cash held in escrow	—	6,780
Goodwill	186,034	186,034
Intangible assets, net of accumulated amortization of $59,776 at March 31, 2006 and $58,386 at December 31, 2005	14,061	15,451
Deferred loan costs and other assets, net of accumulated loan amortization of $3,473 at March 31, 2006 and $3,062 at December 31, 2005	12,505	12,723

Total other assets	212,600	220,988

Total assets	$425,620	$448,069

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Due to Morris Communications	$424	$—
Accounts payable	10,538	12,359
Accrued interest	4,058	9,368
Deferred revenues	18,036	17,009
Accrued employee costs	10,307	13,662
Other accrued liabilities	2,225	1,517

Total current liabilities	45,588	53,915

LONG-TERM DEBT, less current portion	522,000	521,000
DEFERRED INCOME TAXES, less current portion	20,456	21,056
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	24,361	23,939
OTHER LONG-TERM LIABILITIES	3,655	3,471

Total liabilities	616,060	623,381

COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBER’S DEFICIENCY IN ASSETS
Member’s deficit	(169,320)	(159,657)
Loan receivable from Morris Communications	(21,120)	(15,655)

Total member’s deficiency in assets	(190,440)	(175,312)

Total liabilities and member’s deficiency in assets	$425,620	$448,069

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income

	Three months ended March 31,
(Dollars in thousands)	2006	2005
NET OPERATING REVENUES:
Advertising	$92,373	$91,501
Circulation	17,544	17,880
Other	4,009	3,957

Total net operating revenue	113,926	113,338

OPERATING EXPENSES:
Labor and employee benefits	44,032	44,523
Newsprint, ink and supplements	14,764	13,942
Other operating costs (excluding depreciation and amortization)	32,012	33,332
Depreciation and amortization expense	5,281	5,547

Total operating expenses	96,089	97,344

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	9,000	8,515
Interest income	(67)	(298)
(Gain) loss on sale of fixed assets	(4)	7
Other, net	(11)	27

Total other expense, net	8,918	8,251

INCOME BEFORE INCOME TAXES	8,919	7,743
PROVISION FOR INCOME TAXES	3,582	3,101

NET INCOME	$5,337	$4,642

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
OPERATING ACTIVITIES:
Net income	$5,337	$4,642
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,282	5,547
Deferred income taxes	(825)	300
Amortization of debt issuance costs	411	381
(Gain) loss on disposal of property and equipment, net	(3)	19
Changes in assets and liabilities
Accounts receivable	3,849	3,895
Inventories	1,165	655
Prepaids and other current assets	(50)	183
Other assets	(194)	(161)
Accounts payable	(2,234)	(1,433)
Due to Morris Communications	1,811	1,726
Accrued employee costs	(3,355)	2,224
Accrued interest	(5,310)	(5,176)
Deferred revenues and other liabilities	1,736	1,384
Postretirement obligations due to Morris Communications	422	720
Other long-term liabilities	184	424

Net cash provided by operating activities	8,226	15,330
INVESTING ACTIVITIES:
Capital expenditures	(1,330)	(3,367)
Restricted cash released from escrow	6,780	—
Proceeds from sale of property and equipment	59	9

Net cash provided by (used in) investing activities	5,509	(3,358)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	26,000	—
Repayments on revolving credit facility	(25,000)	—
Repayments on long-term debt	—	(1,625)
Loan receivable from Morris Communications	(20,465)	(21,000)

Net cash used in financing activities	(19,465)	(22,625)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,730)	(10,653)
CASH AND CASH EQUIVALENTS, beginning of period	12,458	20,098

CASH AND CASH EQUIVALENTS, end of period	$6,728	$9,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13,899	$13,278
Dividend applied against loan receivable from Morris Communications	$15,000	$—
Accrued capital expenditures	$272	$83
Income taxes paid to Morris Communications	$4,407	$2,801

See notes to condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC

Notes to condensed consolidated financial statements (unaudited)

(Dollars in thousands)

1. Basis of Presentation, and Change in Significant Accounting Policies

Basis of presentation – The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three month interim period in 2006 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2005 and 2004 and for each of three years ended December 31, 2005.

Reclassification of loan receivable from Morris Communications – Prior to the third quarter ended September 30, 2005, the Company had reported the loan receivable from Morris Communications (See Note 2) as a long-term asset on its balance sheet and had reported interest income related to the loan receivable in the statement of income. Based on the historical practice of the Company and its Parent in settling a significant portion of the outstanding loan receivable balance with dividends, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets. As a result of this conclusion, the Company has classified the outstanding $21,120 and $15,655 loan receivable balances as of March 31, 2006 and December 31, 2005, respectively, as part of member’s deficiency in assets. The Company has also reported $535 in interest income for the first quarter ended March 31, 2006 as part of member’s deficiency in assets.

The Company has not reversed the previously reported $296 loan receivable interest income for the first quarter ended March 31, 2005, as such amount was considered immaterial.

2. Transactions with Morris Communications

Management fee – The Company was charged with a management fee from Morris Communications in an amount equal to 4% of the total net operating revenue, as defined in the management agreement. These management fees totaled $4,598 and $4,533 for the three months ended March 31, 2006 and 2005, respectively. These expenses compensate Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and shared services fee – The Company was charged with a technology and shared services fee from Morris Communications, as defined in the management agreement. This fee is based upon the lesser of 2.5% of total net operating revenue of the Company or the actual technology costs applicable to the Company based upon usage. The technology and shared services fees paid to Morris Communications, which was based upon 2.5% of the total net operating revenue of the Company, totaled $2,881 and $2,832 for the three months ended March 31, 2006 and 2005, respectively.

Employees’ 401(k) plan – The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,083 and $1,078 for the three months ended March 31, 2006 and 2005, respectively.

Retiree health care benefits – The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2005.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $422 and $720 for the three months ended March 31, 2006 and 2005, respectively.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount were $24,361 and $23,939 as of March 31, 2006 and December 31, 2005, respectively.

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

The Company’s actuary has determined that the Company’s plan is at least actuarially equivalent to Medicare D and estimated the financial impact of the subsidy to be $544. The Company has reflected the effect of this subsidy in the accompanying financial statements.

The following is an estimate of the Company’s net periodic benefit cost after reflecting the Medicare Part D Subsidy for 2006:

Service cost	$580
Interest cost	1,757
Unrecognized gain from earlier periods	351

Net periodic benefit cost	2,688
Less: employee portion	(1,000)

Estimated net benefit expense	$1,688

Health and disability plan – The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the formal actuarial valuation or total headcount, was $3,169 and $3,578 for the three months ended March 31, 2006 and 2005, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $3,350 and $3,108 as of March 31, 2006 and December 31, 2005, respectively.

Workers’ compensation expense – The Company has participated in Morris Communications’ worker’s compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $769 and $810 for the three months ended March 31, 2006 and 2005, respectively.

Loan receivable from Morris Communications – Under its debt arrangements, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the first three months 2006, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Based on the historical practice of the Company and its Parent in settling a significant portion of the outstanding loan receivable balance with a dividend, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, the Company has classified the outstanding $21,120 and $15,655 loan receivable balances at March 31, 2006 and December 31, 2005, respectively, as part of member’s deficit. (See Note 1)

During the first quarter ended March 31, 2006, the Company reported the $0.5 million in accrued loan receivable interest as contra equity. The average annual interest rate in the first three months of 2006 was 5.583% on average loan balances of $36.8 million.

The Company has not reversed the previously reported $296 loan receivable interest income for the first quarter ended March 31, 2005, as such amount was considered immaterial.

The average interest rate was 4.854% for the three month period ended March 31, 2005, on an average loan balances of $18,105.

Restricted cash held in escrow – Cash held in escrow was comprised of proceeds from the sale of the Company’s former Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. The Company identified various replacement properties to be purchased by the Parent, which had 180 days after September 28, 2005 to complete the acquisitions in order to defer the taxable gain on the sale.

The Parent acquired $460 and $5,280 in qualified replacement property during the fourth quarter of 2005 and the first quarter of 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,430 in escrow became unrestricted to the Company on the March 27, 2006 expiration date for the tax-deferred exchange.

Restricted payments – The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. On March 31, 2006, the Company declared and recorded a $15 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amount. At March 31, 2006, the Company had approximately $82 million available for future restricted payments under the credit indenture.

3. Long-Term Debt

Total debt was $522 million and $521 million at March 31, 2006 and December 31, 2005, respectively. Total amounts outstanding on the $175 million revolving credit facility was $47 million and $46 million at March 31, 2005 and December 31, 2005, respectively.

At March 31, 2006, the interest rates on the Tranche A term loan outstanding was 5.9375% and the weighted average interest rate on the revolver was 5.826%. The average interest rate on the debt outstanding was approximately 6.538% and 5.825% at March 31, 2006 and December 31, 2005, respectively. The commitment fee on the unborrowed funds available under the revolver was .375% at March 31, 2006 and December 31, 2005.

At March 31, 2006, the Company could borrow and use for general corporate purposes approximately $102 million under the most restrictive covenants of its debt arrangements and the Company was in compliance with all covenants under our debt arrangements.

4. Goodwill and Other Intangible Assets

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) have indefinite lives and are not currently amortized, but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years). During December 2005, the Company performed the required impairment tests of indefinite-lived intangible assets, which resulted in no impairments.

The change in the carrying amount of goodwill of the Company for the three months ended March 31, 2006 is as follows:

	Goodwill	Other intangible assets
Balance at December 31, 2005	$186,034	$15,451
Amortization expense	—	(1,391)

Balance at March 31, 2006	$186,034	$14,060

Other finite-lived and indefinite-lived intangible assets at March 31, 2006 and December 31, 2005 were as follows:

	Cost	Accumulated amortization	Net cost
March 31, 2006:

Finite-lived intangible assets
Subscriber lists	$68,409	$58,857	$9,552
Non-compete agreements and other assets	60	28	32

Total finite-lived intangible assets	68,469	58,885	9,584

Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	58	17	41

Total Indefinite-lived intangible assets	5,368	891	4,477

Total other intangible assets	$73,837	$59,776	$14,061

December 31, 2005:

Finite-lived intangible assets
Subscriber lists	$68,409	$57,470	$10,939
Non-compete agreements and other assets	60	25	35

Total finite-lived intangible assets	68,469	57,495	10,974

Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	58	17	41

Total Indefinite-lived intangible assets	5,368	891	4,477

Total other intangible assets	$73,837	$58,386	$15,451

Amortization expense of other intangible assets for the three months ended March 31, 2006 was $1,390. The remaining expense for the last nine months of 2006 and for the four succeeding years for the existing intangible assets is as follows:

2006	$4,185
2007	2,221
2008	569
2009	550
2010	533

5. Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 and with our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K

Executive overview

Morris Publishing was formed in 2001 as “MCC Newspapers LLC” to own and operate the newspaper business historically operated by our Parent, Morris Communications Company, LLC. We changed our name to Morris Publishing Group, LLC in July 2003.

Morris Publishing owns and operates 27 daily, 13 non-daily, four city magazines and numerous other free publications, primarily located in mid-sized to small markets across the United States.

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

For the quarter ended March 31, 2006, advertising and circulation revenue represented 81.1% and 15.4% of our total net operating revenue. Retail, classified and national advertising revenue represented 49.6%, 44.2%, and 6.2%, respectively, of total advertising revenue.

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

Our primary operating strategy is to grow our market share and to operate efficiently in all markets. Our initiatives have been directed at improving our local news and information content, enhancing our online formats to compliment our daily newspapers, creating cost saving synergies through our weekly and other niche publications, and investing in technology that enables us to account for, print, produce and deliver our products more efficiently. Since declines in circulation and readership of daily newspapers have resulted in a loss of advertising market share in our industry, we continue to focus on circulation retention efforts through lengthened subscriptions periods, enhanced payment methods; and increased service levels.

Financial summary for the three months ended March 31, 2006 and 2005.

First quarter summary. The following table summarizes our consolidated financial results for the three months ended March 31, 2006, and 2005:

(Dollars in millions)	Three months ended March 31,		Percentage Change
	2006	2005	2006 vs 2005
Net operating revenue	$113.9	$113.3	0.5%
Operating expense	(96.1)	(97.3)	(1.3)%
Other expenses, net	(8.9)	(8.3)	8.1%

Income before taxes	8.9	7.7	15.2%
Provision for income taxes	(3.6)	(3.1)	15.5%

Net income	$5.3	$4.6	15.0%

First quarter total net operating revenue was up $0.6 million, or 0.5%, while total operating expense was down $1.3 million, or 1.3%.

Advertising revenue for the first quarter 2006 was $92.4 million compared to $91.5 million last year, an increase of 1.0%. While retail and national advertising revenue were down 2.0% and 14.2%, respectively, classified advertising revenue was up 7.3% compared to last year, with continued growth in the real estate and employment classified categories. The medical and financial retail categories were strong in many of our markets but these gains were more than offset by declines from the grocery and telecommunications retail categories.

Online advertising revenue, included in all advertising categories above, was $7.1 million, an increase of 47.3% from the same period last year. The majority of such revenues were recorded within the classified advertising category, with the growth in the employment category accounting for 67.5% of the total net increase.

Circulation revenue was $17.5 million for the first quarter of 2006, down $0.3 million, or 1.9%, from last year, with home delivery and single copy sales remaining soft.

Our first quarter 2006 total operating expense was impacted by the increases in the price of newsprint, the start-up of Bluffton Today, our new daily newspaper, the decrease in health insurance and post-retirement benefit costs and our aggressive management of our costs.

In addition, our results for the first quarter of 2005 were unusually affected by the city of Jacksonville hosting the NFL’s 2005 Super Bowl in February (a non-recurring event for us) and our accrual of $0.8 million in potential bankruptcy losses from a large advertiser. During the first quarter 2005, we estimated that Jacksonville realized $1.1 million in additional revenue and incurred $1.1 million in additional expense directly attributed to the Super Bowl.

Interest	and loan amortization expense increased by $0.5 million, or 5.7%, due to interest rate increases.

On March 31, 2006, we declared and recorded a $15 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amount.

Our effective tax rate was 40.2% for the first quarter 2006, flat with last year.

Net income for the first quarter 2006 was $5.3 million, up $0.7 million from $4.6 million last year.

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

We believe there have been no significant changes during the quarter ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2005 filed with the Securities and Exchange Commission on Form 10-K.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications, is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, this Report on Form 10-Q.

Results of operations for the three months ended March 31, 2006 and March 31, 2005

Operating revenue. The table below presents operating revenue for newspaper operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

(Dollars in thousands)	Morris Publishing Group, LLC
	Three months ended March 31,		Change over same period in 2005	Percentage change over same period in 2005
	2006	2005
Net operating revenue:
Advertising
Retail	$45,798	$46,744	$(946)	(2.0)%
National	5,716	6,664	(948)	(14.2)%
Classified	40,859	38,093	2,766	7.3%

Total	92,373	91,501	872	1.0%
Circulation	17,544	17,880	(336)	(1.9)%
Other	4,009	3,957	52	1.3%

Net operating revenue	$113,926	$113,338	$588	0.5%

Retail advertising revenue:

Total retail advertising revenue in the first quarter 2006 decreased $0.9 million, or 2.0%, from $46.7 million in 2005. The shift of this year’s Easter holiday to April versus March last year and the loss of $0.9 million in nonrecurring retail advertising revenue directly related to Jacksonville’s hosting of the NFL’s Super Bowl last year, had an unfavorable effect quarterly comparisons.

During the first quarter 2006, total retail advertising revenue from our six largest daily newspapers was down $1.4 million, or 4.7%, with five of the six reporting declines. Topeka’s retail advertising revenue was up 1.9%, reversing its recent trend.

Jacksonville	(6.2)%
Savannah	(6.8)%
Amarillo	(3.5)%
Lubbock	(2.9)%
Augusta	(1.9)%
Topeka	1.9%

Top six newspapers	(4.7)%

Excluding the 2005 Super Bowl revenue, Jacksonville’s retail advertising revenue was up 0.9% from last year.

Retail advertising revenue from our other 21 daily newspapers increased $0.3 million, or 2.6%, primarily due to the start up of Bluffton Today. Excluding Bluffton Today, retail advertising revenue at these newspapers was down 0.8%. St. Augustine continued to show strength, with retail advertising up $0.1 million, or 16.9%, compared to the first quarter last year. Winter Haven reversed its trend, with retail advertising revenue up $0.3 million, or 38.6%. Conversely, Athens, Juneau, Brainerd, Holland and Shawnee were all significantly down, offsetting the strength in St. Augustine and Winter Haven.

Retail advertising revenue from our non-daily publications increased $0.2 million, or 3.6%, with Skirt! magazines contributing 72% of this first quarter growth.

In addition, our results reflect the industry’s shift from run of press (“ROP”) retail advertising to preprint and online advertising. In the first quarter 2006, preprint retail revenue was up $0.1 million, or 0.4%, from $14.0 million in the first quarter 2005, while ROP retail advertising revenue was down $2.2 million, or 7.7%, from $29.2 million last year.

Retail online revenue was up $0.6 million, or 62.0%, from $1.0 million last year.

Classified advertising revenue:

During the first quarter 2006, total classified advertising revenue increased $2.8 million, or 7.3%, from $38.1 million last year, with gains in the real estate and employment categories.

During the first quarter 2006, total classified advertising revenue from our six largest daily newspapers increased $1.5 million, or 5.0%. Savannah, Lubbock, Amarillo and Topeka reported gains, with classified advertising revenue up 6.9%, 15.1%, 7.1%, and 5.4%, respectively. Jacksonville’s classified advertising revenue was up $0.9 million, or 5.4%, excluding the $0.2 million in nonrecurring 2005 Super Bowl revenue. Augusta’s classified advertising revenue was down 1.6% from the same period last year, continuing its trend.

During the first quarter 2006, classified advertising revenue from our other 21 daily newspapers increased $1.3 million, or 16.4%, compared to last year.

Classified advertising revenue from our non-daily publications was up $0.1 million, or 19.5%, from the same period last year.

Online classified revenue as well as classified ROP advertising continued to contribute to most of our growth. During the first quarter 2006, the increase in online classified adverting revenue contributed $1.7 million, or 61.3%, of this revenue category’s growth. Classified ROP advertising revenue increased $0.9 million, or 2.6%, from the same quarter last year.

National advertising revenue:

During the first quarter 2006, total national advertising revenue was down $0.9 million, or 14.2%, from last year.

Jacksonville’s national advertising revenue was down $0.8 million, or 18.4%, accounting for 83.2% of our total net decrease. Jacksonville’s decline can be attributed to the continued softness in the telecommunication, entertainment, automotive and airline segments.

Circulation revenue:

During the first quarter 2006, circulation revenue was down $0.3 million, or 1.9%, with the gains in Amarillo and Augusta, being offset by the losses in Jacksonville, Lubbock, Topeka and Savannah. Circulation revenue from our 21 smaller daily newspapers was flat with the same quarter last year.

During the first quarter 2006, daily single copy and home delivery remained soft, down 4.4% and 2.9%, respectively. Sunday circulation continued its trend down, with single copy and home delivery down approximately 3.7% and 1.8%, respectively.

Other revenue:

During the first quarter 2006, we reached an agreement with the Atlanta Journal-Constitution (“AJC”) to license Skirt! magazine for the Atlanta market. We received a one-time fee during the first quarter and will receive future royalty fees.

Commercial printing revenue was $2.5 million, down $0.1 million, or 4.3%, and other online revenue was $0.3 million, down $0.2 million, or 38.5%, from the same period last year.

Operating expenses. The table below presents operating costs for newspaper operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

	Morris Publishing Group, LLC
	Three months ended March 31,		Change over same period in 2005	Percentage change over same period in 2005
(Dollars in thousands)	2006	2005
Operating expenses:
Labor and employee benefits	$44,032	$44,523	$(491)	(1.1)%
Newsprint, ink and supplements	14,764	13,942	822	5.9%
Other operating costs	32,012	33,332	(1,320)	(4.0)%
Depreciation and amortization	5,281	5,547	(266)	(4.8)%

Total operating expenses	$96,089	$97,344	$(1,255)	(1.3)%

Labor and employee benefits:

Compared to the first quarter last year, salaries and wages were down $0.3 million, or 1.0%, and commissions and bonuses were up $0.5 million, or 8.4%. FTE’s (or full time equivalent employees) decreased by 4.3% compared to the same period last year, with significant reductions in the circulation, sales, and news departments.

Salaries and wage expense from our six largest daily newspapers was down $0.5 million, or 2.8%, more than offsetting the $0.2 million increase from the start up of Bluffton Today. Excluding the $0.3 million in nonrecurring 2005 Super Bowl wages in the first quarter last year, Jacksonville’s salaries and wage increase was $0.3 million, or 4.0%, with a FTE decrease of 2.1%.

During the first quarter 2006, employee medical insurance cost was down $0.4 million, or 11.4%, primarily due to the decrease in claims experience.

Post retirement benefit cost was down $0.3 million, or 41.4%, due to the continued decrease in the total eligible participants of the plan and the Medicare prescription drug subsidy.

Newsprint, ink and supplements cost:

Compared to the first quarter 2005, total newsprint expense increased $1.0 million, or 8.7%, to $12.5 million in the first quarter 2006. An increase in the price of newsprint of 14.5% was partially offset by reduced consumption.

Ink expense increased 2.1% to $0.7 million, and supplements expense decreased 11.2% to $1.6 million during the first quarter 2006.

Other operating costs:

Total other operating costs were down $1.3 million, or 4.0%, from the same quarter last year. During the first quarter 2005, we had accrued a $0.8 million reserve for a potential loss from an advertiser’s bankruptcy filing and incurred $0.8 million in other operating costs directly related to Jacksonville’s hosting the 2005 NFL Super Bowl. Excluding these costs, our other net operating costs were up $0.3 million, or 0.9%, compared to last year, primarily due to the start up of Bluffton Today.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $7.5 million in the first quarter 2006, up $0.1 million, or 1.5%, from the same period last year.

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

Cash was $6.7 million at March 31, 2006, compared with $12.5 million at December 31, 2005.

Operating activities. Net cash provided by operations was $8.0 million during the first quarter 2006, down $8.8 million from $16.8 million during the same period last year.

Investing activities. During the first quarter 2006, we utilized cash for the purchase of $1.3 million of property, plant and equipment, compared to $3.4 million during the same period in 2005.

During the third quarter 2005, we sold Savannah’s former production facility to a third party and elected to have the net proceeds deposited into an escrow account in order to potentially fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange. Our parent identified and acquired $0.4 million and $5.3 million in qualified replacement property during the fourth quarter 2005 and first quarter 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.4 million in escrow became unrestricted cash at March 27, 2006, the expiration date for the tax-deferred exchange.

We expect that our capital expenditures will total approximately $15 million to $20 million in 2006.

Financing activities.

Refinancing of bank credit facility-2005:

On December 14, 2005, we, as borrower, entered into a Credit Agreement for $350 million of senior secured term and revolving credit facilities, which consist of a $175 million Revolving Credit Facility and a $175 million Tranche A Term Loan. The maturity date for both facilities is September 30, 2012.

The new credit facilities terminated and replaced our then existing $400 million credit facilities, which consisted of a $100 million Tranche A Term Loan, a $150 million Tranche C Term Loan and a Revolving Credit Facility of $150 million.

The new credit facility reduced our interest rate spread and also provides funds for working capital and other general corporate purposes. The debt covenants generally remained unchanged. A commitment fee on unborrowed funds available under the revolver will range from 0.25% to 0.375%.

Period end debt summary:

Total debt was $522 million at March 31, 2006, up $1 million from December 31, 2005. We had $47 million outstanding on our new revolving credit facility, up $1 million from December 31, 2005.

As of March 31, 2006, our annualized cost of debt outstanding was approximately 6.538%, up from 5.825% at the end of the same quarter last year.

At March 31, 2006, we could borrow and use for general corporate purposes approximately $102 million under the most restrictive covenants of our debt arrangements.

During the first quarter 2005, we paid a total of $1.6 million in scheduled principal payments on our original Tranche A and Tranche C term loans. As of March 31, 2005, our total debt was $548.4 million with no loans outstanding under our $150 million revolving credit facility.

Loan receivable from Morris Communications:

Our credit facility and indenture allows us to make loans to Morris Communications. The total loan outstanding at March 31, 2006 was $21.1 million, a $5.4 million increase from $15.7 million at December 31, 2005.

The interest-bearing portion of all loans from us to our parent bear the same rate as the borrowings under the Credit Agreement (currently, this rate is LIBOR (adjusted to the nearest 1/16th) + 1.00%). We distinguish between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Based on the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, we classified the outstanding loan receivable balances at March 31, 2006 and December 31, 2005 as part of member’s deficit.

During the first quarter ended March 31, 2006, we reported the $0.5 million in accrued loan receivable interest as contra equity. The average annual interest rate in the first three months of 2006 was 5.583% on average loan balances of $36.8 million.

The interest accrued and reported as income on the loans to Morris Communications for the 3 months ended March 31, 2005 was $0.3 million on average loan balances of $18.1 million. The average annualized interest rate was 4.854%.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. On March 31, 2006, the we declared and recorded a $15 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amount. At March 31, 2006, we had an additional $82 million available for future restricted payments under the notes indenture.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ critical accounting policies from the critical accounting policies discussed under the registrants’ market risk position from the information provided in our annual report dated December 31, 2005 filed with the Securities and Exchange Commission on Form 10-K. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

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

MORRIS PUBLISHING GROUP, LLC

Date: May 11, 2006	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: May 11, 2006	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)