Form 10-K/A
period 2005-12-31
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2006-06-02
CIK 1276477, 1276476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity of the Registrants held by non-affiliates is $0 as of June 30, 2004 and currently.

* Morris Publishing Finance Co. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely to correct a typographical error in the Report of Independent Registered Public Accounting Firm. The typographical error was the inadvertent omission of the signature of Deloitte & Touche LLP on the Report of Independent Registered Public Accounting Firm contained in Item 8. Financial Statements and Supplementary Data of our original Annual Report on Form 10-K filed on March 31, 2006 (Original Report). There are no changes to the financial or supplemental information contained in Part II, Item 8 or Part IV, Item 15(c). This Amendment relates solely to the Report of Independent Registered Public Accounting Firm.

In order to comply with certain technical requirements of the Securities and Exchange Commission’s rules in connection with the filing of this amendment on Form 10-K/A, we are including in this amendment the complete text of Part II, Item 8, Financial Statements and Supplementary Data, and Part IV, Item 15(c), Financial Statement Schedule-Valuation and Qualifying Accounts. We are also including in this amendment updated certifications of our principal executive and principal financial officers (Exhibits 31.1, 31.2 and 32.1).

This Amendment No. 1 to our Annual Report on Form 10-K as originally filed on March 31, 2006 continues to speak as of the date of the Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

ii

iii

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

/s/ Deloitte & Touche LLP

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

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of income

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
NET OPERATING REVENUES:
Advertising	$378,338	$367,560	$348,798
Circulation	70,615	70,197	71,519
Other	16,154	17,977	18,093

Total net operating revenue	465,107	455,734	438,410

OPERATING EXPENSES:
Labor and employee benefits	176,832	177,905	172,261
Newsprint, ink and supplements	55,932	53,848	50,608
Other operating costs (excluding depreciation and amortization)	127,688	121,353	115,434
Depreciation and amortization expense	21,965	21,097	20,535

Total operating expenses	382,417	374,203	358,838

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	35,662	32,281	26,088
Loss on extinguishment of debt	986	—	5,957
Interest income	(120)	(1,249)	(122)
(Gain) loss on sale of fixed assets	(4,810)	(181)	323
Other, net	(94)	678	(260)

Total other expenses, net	31,624	31,529	31,986

INCOME BEFORE INCOME TAXES	51,066	50,002	47,586
PROVISION FOR INCOME TAXES	19,776	19,694	18,744

NET INCOME	$31,290	$30,308	$28,842

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of member’s deficit

(Dollars in thousands)
DECEMBER 31, 2002 -	$(153,909)
Net income	28,842
Net change due to allocations and intercompany reimbursements with Morris Communications	(45,695)

DECEMBER 31, 2003 - As Previously Reported	(170,762)
Change in reporting entity (Note 1)	1,301

DECEMBER 31, 2003- As Restated	(169,461)
Net income	30,308
Change in reporting entity (Note 1)	17
Cash dividend payment to Morris Communications	(50,000)

DECEMBER 31, 2004 -	(189,136)
Net income	31,290
Loan receivable from Morris Communications	(15,655)
Property dividend distribution to Morris Communications	(1,811)

DECEMBER 31, 2005-	$(175,312)

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of cash flows

	December 31,
(Dollars in thousands)	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$31,290	$30,308	$28,842
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,965	21,097	20,535
Deferred income taxes	(3,247)	1,601	974
Amortization of debt issuance costs	1,465	1,612	1,337
(Gain) loss on disposal of property and equipment, net	(4,810)	(181)	323
Loss on extinguishment of debt	986	—	5,957
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(687)	(1,751)	(2,202)
Inventories	(128)	(849)	823
Prepaids and other current assets	354	(629)	(118)
Other assets	(197)	(1,183)	(981)
Accounts payable	2,105	(3,081)	2,690
Accrued employee costs	1,303	1,769	(144)
Accrued interest	566	(187)	5,233
Due from Parent	(64)	(1,650)	—
Deferred revenues and other liabilities	(706)	5,958	1,577
Postretirement obligations due to Morris Communications	1,625	2,767	2,696
Other long-term liabilities	(81)	147	1,134

Net cash provided by operating activities	51,739	55,748	68,676
INVESTING ACTIVITIES:
Capital expenditures	(14,155)	(21,514)	(17,704)
Rectricted cash held in escrow	(6,780)	—	—
Proceeds from sale of property and equipment	6,549	1,315	—
Acquisitions of businesses, net of cash acquired	—	(785)	(108)

Net cash used in investing activities	(14,386)	(20,984)	(17,812)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	46,000	—	—
Proceeds from/(repayment of) long-term debt	(75,000)	25,000	525,000
Repayment of long-term debt due Morris Communications	—	—	(516,000)
Payment of debt issuance costs	(1,838)	—	(12,683)
Loan receivable from Morris Communications	(14,155)	3,000	(4,500)
Cash dividends paid to Morris Communications	—	(50,000)	—
Net change due to allocations and intercompany reimbursements with Morris Communications	—	—	(43,340)

Net cash used in financing activities	(44,993)	(22,000)	(51,523)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,640)	12,764	(659)
CASH AND CASH EQUIVALENTS, beginning of period	20,098	7,334	7,993

CASH AND CASH EQUIVALENTS, end of period	$12,458	$20,098	$7,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$33,630	$30,731	$19,587
Income taxes paid to Morris Communications	$22,698	$18,045	$17,770
Cash dividends paid to Morris Communications	$—	$50,000	$—
Property dividends distributed to Morris Communications	$1,811	$—	$—

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

Use of estimates —The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Cash and Cash Equivalents —Cash is stated at cost and the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no outstanding debt instruments at December 31, 2005.

Fair Value of Financial Instruments —The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, notes receivable, accounts payable and long-term debt. At December 31, 2005 and 2004, the fair value of the senior subordinated notes were approximately $283,125 and $306,000, respectively. At December 31, 2005, the fair value on the Tranche A term loan and revolver were estimated at par. At December 31, 2004, the fair value of the Tranche A and Tranche C term loans totaled $251,250 and the revolver was estimated at par. In management’s opinion, the carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments. For further explanation of the Company’s debt instruments, see Note 6.

Accounts Receivable —Accounts receivables are mostly from advertisers and newspaper subscribers. We extend credit and set the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with us and other industry specific data. In the past, the credit limits and the management of the overall credit portfolio was decentralized, however, the Company has recently centralized this function as part of the Company’s shared services initiative.

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

Net Property and Equipment —Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the expected useful lives of the assets, which range from seven to 40 years for buildings and improvements, five to 11 years for machinery and production equipment, and five to 10 years for office equipment, fixtures and vehicles.

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

Due from Morris Communications —Due from Morris Communications represents a net short term receivable that resulted from operating activities between the Company and its Parent.

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

Performance Unit Grants —During 2004, Morris Publishing executed the 2004 Morris Publishing Group Performance Unit Grant in order to grant 1,000,000 performance units to various senior executive and other business unit managers, effective as of January 1, 2004, under the terms of the Shivers Trading & Operating Company (Morris Communications’ parent company) Performance Unit Plan, dated April 1, 2004. The 2004 Performance Unit Grants expired on December 31, 2005, which is the final valuation date. Each unit was valued annually based on the net operating income of the consolidated newspaper business segment, adjusted for taxes and a 10% capital charge based on the average invested capital. We have accrued $200 in employee bonus costs for the total value of the 1,000,000 performance unit grants at the final December 31, 2005 valuation date. The performance unit grants had no value at the end of 2004.

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

In April 2004, Morris Communications contributed the ownership of Skirt Magazine Charleston, a monthly free women’s publication, to the Company. All transfers have been recorded at their historical carrying amounts, which approximated $1,318 as of November 2003, the date of the Skirt Magazine Charleston acquisition by Morris Communications. The excess capital contribution over the $138 fair value of the net assets was allocated with $788 allocated to goodwill and $392 allocated to subscriber and advertiser relations. See Note 1.

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

The following table summarizes the Company’s quarterly results of operations:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
(Dollars in thousands)	2005
Total net operating revenue	$113,338	$116,991	$113,771	$121,007
Total operating costs	97,344	96,228	95,300	93,545

Interest expense	8,515	8,867	9,075	9,205
Interest income	(298)	(354)	604	(72)
Loss on Extinguishment of debt				986
Other, net	34	(14)	(5,336)	412

Total other expense	8,251	8,499	4,343	10,531

Income before taxes	7,743	12,264	14,128	16,931
Provision for income taxes	3,101	4,822	5,591	6,262

Net income	$4,642	$7,442	$8,537	$10,669

	2004
Total net operating revenue	$108,273	$114,627	$112,927	$119,907
Total operating costs	91,201	93,376	93,518	96,108

Interest expense	7,812	8,008	8,166	8,295
Interest income	(143)	(361)	(458)	(285)
Other, net	530	102	(195)	58

Total other expense	8,199	7,749	7,513	8,068

Income before taxes	8,873	13,502	11,896	15,731
Provision for income taxes	3,532	5,306	4,664	6,192

Net income	$5,341	$8,196	$7,232	$9,539

Because of the change in reporting entity, Note 1, the first quarter 2004 has been restated to reflect Morris Communications’ distribution of Skirt! magazine Charleston to Morris Publishing in April 2004. Skirt! magazine reported a net operating income of $20 during the first quarter 2004.

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

Date: June 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title (for both registrants)	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	6/2/06

/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	6/2/06

/s/ William S. Morris III	Director (Chairman)	6/2/06

/s/ Mary S. Morris	Director	6/2/06

/s/ J. Tyler Morris	Director	6/2/06

/s/ Susie M. Baker	Director	6/2/06

/s/ Craig S. Mitchell	Director	6/2/06