Form 10-Q
period 2006-06-30
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2006-08-14
CIK 1276477, 1276476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenue. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” and “Parent” refers to Morris Communications Company, LLC.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,646	$12,458
Accounts receivable, net of allowance for doubtful accounts of $2,062 at June 30, 2006 and $2,227 at December 31, 2005	50,837	54,660
Due from Morris Communications	—	1,387
Inventories	4,515	4,773
Deferred income taxes, net	2,133	2,632
Prepaid and other current assets	1,689	1,360

Total current assets	82,820	77,270

NET PROPERTY AND EQUIPMENT	144,422	149,811

OTHER ASSETS:
Restricted cash held in escrow	—	6,780
Goodwill	186,034	186,034
Intangible assets, net of accumulated amortization of $61,167 at June 30, 2006 and $58,386 at December 31, 2005	12,670	15,451
Deferred loan costs and other assets, net of accumulated loan amortization of $3,872 at June 30, 2006 and $3,062 at December 31, 2005	12,094	12,723

Total other assets	210,798	220,988

Total assets	$438,040	$448,069

LIABILITIES AND MEMBER’S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Due to Morris Communications	$150	$—
Accounts payable	10,934	12,359
Accrued interest	9,387	9,368
Deferred revenues	17,625	17,009
Accrued employee costs	12,950	13,662
Other accrued liabilities	2,338	1,517

Total current liabilities	53,384	53,915
LONG-TERM DEBT	518,000	521,000
DEFERRED INCOME TAXES, less current portion	19,390	21,056
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	24,784	23,939
OTHER LONG-TERM LIABILITIES	3,585	3,471

Total liabilities	619,143	623,381
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBER’S DEFICIENCY IN ASSETS
Member’s deficit	(159,598)	(159,657)
Loan receivable from Morris Communications, net	(21,505)	(15,655)

Total member’s deficiency in assets	(181,103)	(175,312)

Total liabilities and member’s deficiency in assets	$438,040	$448,069

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET OPERATING REVENUES:
Advertising	$98,988	$94,964	$191,361	$186,465
Circulation	17,259	17,643	34,803	35,523
Other	4,018	4,384	8,027	8,341

Total net operating revenues	120,265	116,991	234,191	230,329

OPERATING EXPENSES:
Labor and employee benefits	43,400	44,796	87,432	89,319
Newsprint, ink and supplements	14,929	14,507	29,689	28,449
Other operating costs (excluding depreciation and amortization)	32,015	31,396	64,027	64,727
Depreciation and amortization expense	5,193	5,529	10,474	11,077

Total operating expenses	95,537	96,228	191,622	193,572

Operating income	24,728	20,763	42,569	36,757

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	9,171	8,867	18,171	17,382
Interest income	(1)	(354)	(68)	(652)
Other, net	(46)	(14)	(57)	20

Total other expenses, net	9,124	8,499	18,046	16,750

INCOME BEFORE INCOME TAXES	15,604	12,264	24,523	20,007
PROVISION FOR INCOME TAXES	5,883	4,822	9,465	7,923

NET INCOME	$9,721	$7,442	$15,058	$12,084

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$15,058	$12,084
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,474	11,077
Deferred income taxes	(1,167)	(1,200)
Amortization of debt issuance costs	810	762
(Gain) loss on disposal of property and equipment, net	(17)	2
Changes in assets and liabilities
Accounts receivable	3,823	5,971
Inventories	258	1,428
Prepaids and other current assets	(328)	296
Other assets	(181)	(126)
Accounts payable	(1,446)	(1,231)
Due to Morris Communications	1,537	2,357
Accrued employee costs	(712)	(77)
Accrued interest	19	14
Deferred revenues and other liabilities	1,437	1,937
Postretirement obligations due to Morris Communications	845	1,440
Other long-term liabilities	114	104

Net cash provided by operating activities	30,524	34,838
INVESTING ACTIVITIES:
Capital expenditures	(2,365)	(8,634)
Restricted cash released from escrow	6,780	—
Proceeds from sale of property and equipment	99	40

Net cash provided by (used in) investing activities	4,514	(8,594)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	34,000	—
Repayments on revolving credit facility	(37,000)	—
Repayments on long-term debt	—	(3,250)
Advances on loan receivable from Morris Communications, net	(20,850)	(26,500)

Net cash used in financing activities	(23,850)	(29,750)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,188	(3,506)
CASH AND CASH EQUIVALENTS, beginning of period	12,458	20,098

CASH AND CASH EQUIVALENTS, end of period	$23,646	$16,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$17,343	$16,543
Dividend applied against loan receivable from Morris Communications	$15,000	$—
Accrued capital expenditures	$22	$—
Income taxes paid to Morris Communications	$10,632	$9,123

See notes to condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC

Notes to condensed consolidated financial statements (unaudited)

(Dollars in thousands)

1. Basis of Presentation and Change in Significant Accounting Policies

Basis of presentation – The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three and six month interim periods in 2006 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2005 and 2004 and for each of three years ended December 31, 2005.

Reclassification of loan receivable from Morris Communications – Prior to the third quarter ended September 30, 2005, the Company had reported the loan receivable from Morris Communications (See Note 2) as a long-term asset on the Company’s balance sheet and had reported interest income related to the loan receivable in the statement of income Based on the historical practice of the Company and Morris Communications in settling a significant portion of the outstanding loan receivable balance with dividends, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets.

As a result of this conclusion, the Company has classified the outstanding $21,505 and $15,655 loan receivable balances, which are net of the $2,495 and $1,484 in accumulated interest accrued on these receivables, as of June 30, 2006 and December 31, 2005, respectively, as contra-equity within member’s deficiency in assets. The Company has also reported $476 and $1,011 in interest accrued on these loan receivables for the three and six month periods ended June 30, 2006, respectively, as contra-equity.

The Company reported $351 and $647 in loan receivable interest income during the three and six month periods ended June 30, 2005, respectively. During the third quarter ended September 30, 2005, the Company reclassified the $647 reported as interest income during the first six months of 2005 as contra-equity.

Thus, in the accompanying financial statements, the interest on the loan receivable from Morris Communications is reflected as interest income for the six months ended June 30, 2005 (but not for the six months ended June 30, 2006), and is reflected as contra-equity within member’s deficiency in assets as of both June 30, 2006 and December 31, 2005.

2. Transactions with Morris Communications

Management fee– The Company was charged with a management fee by Morris Communications in an amount equal to 4% of the total net operating revenue, as defined in the management agreement. These management fees totaled $4,770 and $4,680 for the three months ended June 30, 2006 and 2005, respectively, and $9,368 and $9,213 for the six months ended June 30, 2006 and 2005, respectively. These expenses compensate Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and shared services fee– The Company was charged with a technology and shared services fee from Morris Communications, as defined in the management agreement. This fee is based upon the lesser of 2.5% of total net operating revenue of the Company or the actual technology costs applicable to the Company based upon usage. The technology and shared services fees paid to Morris Communications, which was based upon 2.5% of the total net operating revenue of the Company, totaled $2,973 and $2,925 for the three months ended June 30, 2006 and 2005, respectively, and $5,854 and $5,758 for the six months ended June 30, 2006 and 2005, respectively.

Employees’ 401(k) plan– The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,077 and $1,027 for the three months ended June, 2006 and 2005, respectively, and $2,160 and $2,105 for the six months ended June, 2006 and 2005, respectively.

Retiree health care benefits– The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement health benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2005.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $423 and $720 for the three months ended June 30, 2006 and 2005, respectively, and $845 and $1,440 for the six months ended June 30, 2006 and 2005, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount were $24,784 and $23,929 as of June 30, 2006 and December 31, 2005, respectively.

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

The following is an estimate of the Company’s net periodic benefit cost for 2006:

2006
Service cost	$580
Interest cost	1,757
Unrecognized gain from earlier periods	351

Net periodic benefit cost	2,688
Less: employee portion	(1,000)

Estimated net benefit expense	$1,688

Health and Disability Plan– The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the total headcount, was $2,863 and $3,462 for the three months ended June 30, 2006 and 2005, respectively, and $6,032 and $7,040 for the six months ended June 30, 2006 and 2005, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $3,443 and $3,108 as of June 30, 2006 and December 31, 2005, respectively.

Workers’ Compensation Expense– The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $770 and $770 for the three months ended June 30, 2006 and 2005, respectively, and $1,539 and $1,580 for the six months ended June 30, 2006 and 2005, respectively.

Loan receivable from Morris Communications – Under the Company’s indenture related to the senior subordinated notes, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three and six month periods ended June 30, 2006, this rate was LIBOR (adjusted to the nearest  1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month. (See Note 1)

During the third quarter ended September 30, 2005, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit, given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. As a result of this conclusion, the Company has classified the outstanding $21,505 and $15,655 loan receivable balances, net of the $2,495 and $1,484 in accumulated interest accrued on these receivables, as of June 30, 2006 and December 31, 2005, respectively, as contra-equity in member’s deficiency in assets. (See Note 1)

During the three and six month periods ended June 30, 2006, the Company reported the $476 and $1,011, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three and six month periods ended June 30, 2006 was 6.0417% and 5.8125%, respectively, on average loan receivable balances of $32,484 and $34,624, respectively.

The Company did not reverse or reclassify the previously reported $351 and $647 loan receivable interest income for the three and six month periods ended June 30, 2005, respectively, as such amounts were considered immaterial. The average interest rate for the three and six month periods ended June 30, 2005 was 5.4167% and 5.1354%, respectively, on average loan receivable balances of $22,999 and $20,552, respectively.

During the third quarter ended September 30, 2005, the Company reversed the $647 reported as interest income for the six month period ended June 30, 2005 and reclassified the amount as contra-equity. Thus, in the accompanying financial statements, the interest on the loan receivable from Morris Communications is reflected as interest income for the six months ended June 30, 2005 (but not for the six months ended June 30, 2006), and is reflected as contra-equity as of both June 30, 2006 and December 31, 2005.

Restricted payments – The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. On March 31, 2006, the Company declared and recorded a $15 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amount. (See Note 1) At June 30, 2006, the Company had approximately $97 million available for future restricted payments under the credit indenture.

Restricted cash held in escrow – Cash held in escrow was comprised of proceeds from the sale of the Company’s former Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. The Parent acquired $5,280 in qualified replacement property during the first quarter 2006 with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,430 in escrow became unrestricted to the Company on the March 27, 2006 expiration date for the tax-deferred exchange.

3. Long-Term Debt

On December 14, 2005, the Company, as borrower, entered into a Credit Agreement for $350 million of senior secured term and revolving credit facilities. The refinancing terminated and replaced the $400 million credit facilities. The credit facility consisted of $100 million in Tranche A Term Loans, $150 million in Tranche C Term loans and a Revolving Credit Commitment of $150 million.

The $350 million credit facility consists of a $175 million Revolving Credit Facility and a $175 million Tranche A Term Loan. Of the $2,046 in capitalized loan fees, $1,023 was associated with the revolver and $1,023 was associated with the Tranche A term loan.

The refinancing of the Tranche A and C Term Loans resulted in an exchange of debt instruments with substantially different terms, since the present value of the cash flows under the terms of the new debt instrument were greater than 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. Therefore, the transaction was accounted for as a debt extinguishment in accordance with the guidance outlined in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instrument, and the unamortized costs associated with the prior Tranche A and C term loans were included in loss on extinguishment of debt on the consolidated statement of income.

The refinancing of the existing $150 million Revolving Credit Commitment resulted in an increase in borrowing capacity and was accounted for in accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements. Accordingly, unamortized deferred costs from the prior arrangement and the fees paid for the new credit facility were associated with the new arrangement and capitalized.

The $2,046 in fees incurred for the new credit facility were paid to different third parties and were not related to fees paid or received to extinguish the original debt instruments.

The $300 million in senior subordinated notes is subordinated to the rights of the lenders under the existing and future senior credit facilities. In the event of a liquidation, dissolution, bankruptcy, insolvency or similar event of the company, the lenders of the senior debt must be paid in full for all obligations under the 2005 Credit Agreement (including interest accruing after the commencement of a bankruptcy proceeding), before any payment can be made to holders of the notes. The covenants of the Company’s 2005 Credit Agreement prevent voluntary payment or prepayment of the senior subordinated notes, except for regularly scheduled payments or prepayments of principal and interest. In addition, the covenants of the 2005 Credit Agreement require that all payments, including regularly scheduled interest payments, on the senior subordinated notes must be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the notes indenture receives a “Payment Blockage Notice” following any other default that would permit the senior lenders to accelerate the maturity of the senior debt.

Total debt was $518 million and $521 million at June 30, 2006 and December 31, 2005, respectively. Total amounts outstanding on the $175 million revolving credit facility was $43 million and $46 million at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, the interest rate on the Tranche A term loan outstanding was 6.375% and the weighted average interest rate on the revolver was 6.231%. The average interest rate on the debt outstanding was approximately 6.725% and 6.353% at June 30, 2006 and December 31, 2005, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.375% at June 30, 2006 and December 31, 2005.

At June 30, 2006, the Company could borrow and use for general corporate purposes approximately $128 million under the Company’s most restrictive covenants which was from the senior bank credit facility and the Company was in compliance with all covenants under its debt arrangements.

4. Goodwill and Other Intangible Assets

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with FAS No. 142, Goodwill and Other Intangible Assets. The estimated value of the reporting unit to which goodwill is allocated is determined using the greater of the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market. The fair value of the mastheads and domain names is determined using an income or market multiple approach. The asset is considered impaired when the fair value of the intangible asset is less than its carrying value.

The development of market multiples and cash flow projections used in the analyses requires the use of assumptions, including assumptions regarding revenue growth. The analyses use discount rates based on specific economic factors in the publishing industry. These assumptions are the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside the Company’s control.

During December 2005, the Company performed the required impairment tests of goodwill and the indefinite-lived intangible assets, which resulted in no impairments.

Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Amortization expense of other intangible assets for the three and six month periods ended June 30, 2006 was $1,391 and $2,781, respectively. The remaining expense for the last six months 2006 and for the four succeeding years for the existing definite-lived intangible assets is as follows:

2006	$2,776
2007	2,221
2008	569
2009	550
20010	533

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the six months ended June 30, 2006 were as follows:

	Goodwill	Other intangible assets
Balance at December 31, 2005	$186,034	$15,451
Amortization expense	—	(2,781)

Balance at June 30, 2006	$186,034	$12,670

Other finite-lived and indefinite-lived intangible assets at June 30, 2006 and December 31, 2005 were as follows:

	Cost	Accumulated amortization	Net cost
June 30, 2006:

Finite-lived intangible assets
Subscriber lists	$68,409	$60,245	$8,164
Non-compete agreements and other assets	60	31	29

Total finite-lived intangible assets	68,469	60,276	8,193

Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	58	17	41

Total Indefinite-lived intangible assets	5,368	891	4,477

Total other intangible assets	$73,837	$61,167	$12,670

December 31, 2005:

Finite-lived intangible assets
Subscriber lists	$68,409	$57,470	$10,939
Non-compete agreements and other assets	60	25	35

Total finite-lived intangible assets	68,469	57,495	10,974

Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	58	17	41

Total Indefinite-lived intangible assets	5,368	891	4,477

Total other intangible assets	$73,837	$58,386	$15,451

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

6. Subsequent Events

In July, the Company reached an agreement to acquire four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers to be acquired are The Barnwell (S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The Edgefield (S.C.) Citizen News and the Sylvania (Ga.) Telephone, all of which are located in the Company’s Augusta or Savannah market areas. The acquisition is subject to the completion of a definitive written agreement which may include other closing conditions and is not expected to be material to the Company’s financial results or operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three month and six month periods ended June 30, 2006 and 2005 and with our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K.

Overview

Morris Publishing is a wholly owned subsidiary of Morris Communications, a privately held media company based in Augusta, Ga. Morris Publishing owns and operates 27 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska.

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

For the quarter ended June 30, 2006, advertising and circulation revenue represented 82.3% and 14.4% of our total operating revenue. Retail, classified and national advertising revenue represented 49.2%, 44.2%, and 6.6%, respectively, of total advertising revenue.

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

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, allowances for bad debts, asset impairments, post-retirement benefits, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of our reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with FAS No. 142, Goodwill and Other Intangible Assets. The estimated value of the reporting unit to which goodwill is allocated is determined using the greater of the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market. The fair value of the mastheads and domain names is determined using an income or market multiple approach. The asset is considered impaired when the fair value of the intangible asset is less than its carrying value.

The development of market multiples and cash flow projections used in the analyses requires the use of assumptions, including assumptions regarding revenue growth. The analyses use discount rates based on specific economic factors in the publishing industry. These assumptions are our best estimates, but these items involve inherent uncertainties based on market conditions generally outside our control.

We believe there have been no significant changes during the quarter ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2005 filed with the Securities and Exchange Commission on Form 10-K.

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

Recent events

In July, we reached an agreement to acquire four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers to be acquired are The Barnwell (S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The Edgefield (S.C.) Citizen News and the Sylvania (Ga.) Telephone, all of which are located in our Augusta or Savannah market areas. The acquisition is subject to the completion of a definitive written agreement which may include other closing conditions and is not expected to be material to our financial results or operations.

Financial summary for the three months ended June 30, 2006 compared to June 30, 2005

Second quarter operating income was $24.7 million, up $4.0 million, or 19.1%, from $20.7 million last year. Total net operating revenues were $120.3 million, up $3.3 million, or 2.8%, and total operating costs were $95.5 million, down $0.7 million, or 0.7%.

Advertising revenue for the quarter was $99.0 million, an increase of $4.0 million, or 4.2%, from last year.

The following table reflects the percentage change in total advertising for the second quarter from our six largest daily newspapers:

Six largest daily newspapers
Amarillo	(3.2)%
Augusta	1.6%
Jacksonville	9.8%
Lubbock	3.4%
Savannah	(6.4)%
Topeka	(4.1)%

The $2.9 million, or 9.8%, gain in Jacksonville, our largest daily newspaper, the $1.0 million, or 4.4%, net gain from many of our 21 smaller daily newspapers and the $0.6 million, or 10.3%, net gain from our non-daily publications, were offset somewhat by the $0.9 million overall net decline in Savannah, Amarillo and Topeka. Augusta and Lubbock were both up $0.2 million.

While retail advertising revenue was relatively flat with the same quarter last year, classified and national advertising revenues were up 8.1% and 10.2%, respectively. The material variances in these advertising categories at the newspapers listed above are discussed in more detail in our results of operations summary, which follows.

Online advertising revenue, included in all advertising categories above, was $8.0 million, up $2.4 million, or 42.7%, due to the strength in the classified advertising and retail advertising categories. The number of page views, a key measure of interest in our Web sites, continues to grow and was 24.3% higher than the second quarter last year.

Online advertising and our non-daily publications, together, contributed 75% of our net advertising revenue growth.

During the second quarter 2006, circulation revenue was $17.3 million, down $0.4 million, or 2.2%, from last year, due to the decrease in paid circulation revenue and increase in subscriber discounts.

Other income was down $0.4 million or 8.3%, primarily due to the decline in commercial printing revenue.

Total labor and employee benefit costs were down $1.4 million, or 3.1%, newsprint ink and supplements costs were up $0.4 million, or 2.9% and other operating costs, excluding depreciation and amortization expense, were up $0.6 million, or 2.0%. Depreciation and amortization expense was down $0.3 million, or 6.1%.

Our overall total operating costs were impacted by the decrease in employee benefit costs resulting from the reduction in healthcare insurance claims paid, lower head counts, and the Medicare prescription drug subsidy, the reduction in depreciation expense, and our continued efforts to aggressively manage our other operating costs. These cost reductions were partially offset by the 4.2% increase in the average price per ton of newsprint.

Interest and loan amortization expense increased by $0.3 million, or 3.4%, due to short-term interest rate increases.

Our effective tax rate was 37.7% for the second quarter 2006, down from 39.3% last year, benefiting from a new favorable tax deduction recorded in the second quarter 2006.

Net income for the second quarter 2006 was $9.7 million, up $2.3 million from $7.4 million last year.

Results of operations for the three months ended June 30, 2006 compared to June 30, 2005

Operating revenue. The table below presents operating revenue for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

(Dollars in thousands)	2006	2005	Change over same period in 2005	Percentage change over same period in 2005
Operating revenues:
Advertising
Retail	$48,664	$48,534	$130	0.3%
Classified	43,749	40,461	3,288	8.1%
National	6,575	5,969	606	10.2%

Total	98,988	94,964	4,024	4.2%
Circulation	17,259	17,643	(384)	(2.2)%
Other	4,018	4,384	(366)	(8.3)%

Total operating revenues	$120,265	$116,991	$3,274	2.8%

Retail advertising revenue:

Total retail advertising revenue during the second quarter 2006 was $48.7 million, up slightly from $48.5 million last year, with the strong gains in Jacksonville being offset by the declines at many of our other daily newspapers.

The following table reflects the percentage change in retail advertising for the second quarter from our six largest daily newspapers:

Six largest daily newspapers
Amarillo	(12.1)%
Augusta	0.7%
Jacksonville	9.8%
Lubbock	(0.4)%
Savannah	(11.3)%
Topeka	(7.7)%

Jacksonville’s retail advertising revenue was up $1.1 million, or 9.8%, due to the strength from home improvement, department and discount stores, and a major retailer’s grand opening. Significant losses were from the bankruptcy of a furniture retailer and the consolidation of two major department stores. Most of Jacksonville’s growth was from full and part run preprints.

Savannah’s decrease in retail advertising revenue was driven by reductions from grocery and department stores and financial institutions. Losses from telecommunication consolidations and from two major retailers going out of business were also contributing factors.

Amarillo’s and Topeka’s retail advertising revenues were down primarily due to losses from the telecommunications industry.

Augusta’s and Lubbock’s retail advertising revenues were relatively flat with the same quarter last year, with declines from department stores, hospitals, and the telecommunications, being offset by gains in the office supply, financial and home improvement categories. In addition, Augusta’s results continued to be affected by the bankruptcy in 2005 of a major furniture retailer.

Retail advertising revenues from our 21 smaller daily newspapers were down 1.4%. St. Augustine, continues to outperform our other markets, and was up 18.3%. Conversely, Juneau’s and Holland’s retail advertising revenues were down 57.1% and 10.1%, respectively.

Skirt! magazines contributed 78.6% of our non-daily publications’ $0.3 million, or 6.5%, net retail advertising revenue increase.

In addition, our results reflect the industry’s shift from run of press (“ROP”) retail advertising to preprint and online advertising. During the quarter, preprint retail revenue was $15.9 million, up $0.9 million, or 5.9%, while ROP retail advertising revenue was $28.1 million, down $2.6 million, or 8.5% from the second quarter last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.8 million, up $1.0 million, or 58.2%.

Retail online revenue was $1.9 million, up $0.8 million, or 75.1%, from the same period last year.

Classified advertising revenue:

Total classified advertising revenue was $43.7 million, up $3.3 million, or 8.1%, from the second quarter last year, due to the strength in the real estate and employment categories at the most of our daily newspapers.

The following table reflects the percentage change in classified advertising for the second quarter from our six largest daily newspapers:

Six largest daily newspapers
Amarillo	7.2%
Augusta	0.1%
Jacksonville	10.3%
Lubbock	7.7%
Savannah	2.9%
Topeka	(0.4)%

Jacksonville’s classified advertising revenue was up $1.6 million, driven by the strength in the ROP real estate and online employment categories. Amarillo’s, Lubbock’s and Savannah’s classified advertising revenue all showed good gains. Augusta’s and Topeka’s classified advertising revenue was relatively flat, due to nonrecurring gains in the same period last year.

Classified advertising revenue at our 21 smaller daily newspapers was up $0.9 million, or 9.5%. Our non-daily publications’ classified advertising revenue was up $0.3 million, or 36.3%.

Online classified revenue as well as ROP classified advertising continued to contribute most of our growth. During the second quarter 2006, online classified adverting revenue was $5.9 million, up $1.6 million, or 36.3% and ROP classified advertising revenue was $37.2 million, up $1.7 million, or 4.8%, from the same quarter last year. Classified preprints and specialty items totaled $0.6 million, flat with last year.

National advertising revenue:

Total national advertising revenue was $6.6 million, up $0.6 million, or 10.2%, from the second quarter last year, primarily due to increases in Jacksonville and at our Alaska daily newspapers.

Jacksonville’s national advertising revenue was up $0.3 million, or 7.3%, from the second quarter 2005, which was a significant improvement over the first quarter 2006. National advertising revenues from our two Alaska daily newspapers totaled $0.6 million, up $0.4 million from the same period last year, driven by increases in environmental lobbying advertising.

Circulation revenue:

During the second quarter 2006, circulation revenue was $17.3 million, down $0.4 million, or 2.2% with declines at five of our top six newspapers.

During the second quarter 2006, average daily single copy and home delivery remained soft, down approximately 4.0% and 2.8%, respectively. Sunday circulation continued its trend down, with average single copy and home delivery down approximately 3.9% and 1.6%, respectively.

Other revenue:

Commercial printing revenue was $2.6 million, down $0.4 million, or 12.4%, and other online revenue was $0.3 million, down $0.1 million, or 26.7%, from the second quarter last year. Other miscellaneous revenues totaled $1.1 million, up $0.1 million, or 12.2%.

Operating expenses. The table below presents operating costs for newspaper operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

(Dollars in thousands)	2006	2005	Change over same period in 2005	Percentage change over same period in 2005
Operating expenses:
Labor and employee benefits	$43,400	$44,796	$(1,396)	(3.1)%
Newsprint, ink and supplements	14,929	14,507	422	2.9%
Other operating costs	32,015	31,396	619	2.0%
Depreciation and amortization	5,193	5,529	(336)	(6.1)%

Total operating expenses	$95,537	$96,228	$(691)	(0.7)%

Labor and employee benefits:

Total salaries and wages were $30.4 million, down $0.2 million, or 0.6%, compared to the same quarter last year. FTE’s (or full time equivalent employees) were down by 4.0%.

Commissions and bonuses were $6.0 million, flat with the second quarter last year.

During the second quarter 2006, employee medical insurance cost was $2.9 million, down $0.6 million, or 17.3%, due to our decrease in claims experience and lower headcount.

Compared to the same quarter last year, post retirement benefit cost was $0.4 million, down $0.3 million, or 41.3%, due to the continued decrease in the total eligible participants of the plan and the Medicare prescription drug subsidy.

Newsprint, ink and supplements cost:

Total newsprint expense was $12.6 million, up $0.3 million, or 2.2%, from the same quarter last year. The 4.2% increase in the average price per ton of newsprint was offset by a slight decrease in newsprint consumption.

Newsprint manufacturers representing 75% of the market have announced a price increase of $40 per metric ton effective August 1, 2006. This is the second increase in 2006 following three increases in 2005.

Ink expense increased 4.4% to $0.7 million, due to the increase in color ink consumption. Supplements expense increased 8.1% to $1.6 million during the second quarter 2006 due to consumption and price increases.

Other operating costs:

Total other operating costs were $32.0 million, up $0.6 million, or 2.0%, from the same quarter last year, with the $0.8 million and $0.3 million increase in circulation and sales department costs, respectively, being offset by the $0.5 million net decrease in other miscellaneous operating costs.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $7.8 million, up $0.2 million, or 2.8%.

Financial summary for the six months ended June 30, 2006 compared to June 30, 2005

Operating income for the six months ended June 30, 2006 was $42.6 million, up $5.8 million, or 15.8%, from $36.8 million for the same period last year. Total net operating revenues were $234.2 million, up $3.9 million, or 1.7%, and total operating costs were $191.6 million, down $2.0 million, or 1.0%.

For the six month period ended June 30, 2006, advertising and circulation revenue represented 81.7% and 14.9% of our total operating revenue, respectively.

Our operating income for the first six months of 2005 was unusually affected by the city of Jacksonville hosting the NFL’s 2005 Super Bowl in February and by our accrual of $0.8 million in potential bankruptcy losses from a large advertiser.

For the first six months 2006, total advertising revenue was $191.4 million compared to $186.5 million last year, an increase of $4.9 million, or 2.6%. Retail, classified and national advertising revenue represented 49.4%, 44.2%, and 6.4%, respectively, of total advertising revenue.

The following table reflects the percentage change in total advertising for the first six months this year from our six largest daily newspapers:

Six largest daily newspapers
Amarillo	(1.1)%
Augusta	(0.5)%
Jacksonville	3.1%
Lubbock	3.1%
Savannah	(3.8)%
Topeka	(0.9)%

Jacksonville’s and Lubbock’s advertising revenues were up $1.9 million and $0.4 million, respectively, but these gains were offset by the $0.9 million overall advertising revenue decline in Savannah, Amarillo Augusta and Topeka. Savannah’s advertising revenue was down $0.6 million, mostly from a weak second quarter 2006.

During the first quarter 2005, we estimated that Jacksonville realized $1.1 million in additional revenue directly attributed to the Super Bowl.

Our 21 smaller daily newspapers were up $2.7 million, or 6.1%, and our non-daily publications were up $0.8 million, or 7.0%.

While total retail and national advertising revenue were down 0.9% and 2.7%, respectively, total classified advertising revenue was up 7.7%, with continued growth in the real estate and employment classified categories. The material variances in these advertising categories at the newspapers listed above are discussed in more detail in our results of operations summary, which follows.

Online advertising revenue, included in all advertising categories above, was $15.0 million, an increase of $4.7 million, or 44.8% from the same period last year. The majority of such revenues were recorded within the classified advertising category, with the growth in the employment category accounting for 67.2% of the total net increase in online advertising revenue. The number of page views, a key measure of interest in our Web sites, continues to grow and was 19.5% higher than the same period last year.

Circulation revenues were $34.8 million for the six month period ended June 2006, down $0.7 million, or 2.0%, from the same quarter last year, continuing the trend.

Total labor and employee benefit costs were down $1.8 million, or 2.1%, newsprint ink and supplements costs were up $1.2 million, or 4.4% and other operating costs, excluding depreciation and amortization expense, were down $0.7 million, or 1.1%. Depreciation and amortization expense was down $0.6 million, or 5.4%.

Excluding the estimated $1.1 million in costs directly related to Jacksonville hosting the Super Bowl in 2005, total operating costs were impacted by the decrease in employee benefit costs resulting from a reduction in healthcare insurance claims, lower head counts, and the Medicare prescription drug subsidy, the reduction in depreciation expense, and the aggressive management of our other operating costs. These decreases were offset somewhat by the 12.6% increase in the average cost per ton of newsprint and the $0.7 million in additional first quarter 2006 costs associated with the Bluffton Today daily newspaper, which was started up in the second quarter last year.

Interest and loan amortization expense increased by $0.8 million, or 4.5%, due to short-term interest rate increases.

On March 31, 2006, we declared and recorded a $15 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amount.

Our effective tax rate was 38.6% for the first six months in 2006, down slightly from 39.6% last year, benefiting from favorable tax deductions available to us in 2006.

Net income for the first six months ended June 30, 2006 was $15.1 million, up $3.0 million from $12.1 million last year.

Results of operations for the six months ended June 30, 2006 compared to June 30, 2005

Operating revenues- The table below presents operating revenue for newspaper operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005:

(Dollars in thousands)	2006	2005	Change over same period in 2005	Percentage change over same period in 2005
Operating revenues:
Advertising
Retail	$94,462	$95,279	$(817)	(0.9)%
Classified	84,609	78,553	6,056	7.7%
National	12,290	12,633	(343)	(2.7)%

Total	191,361	186,465	4,896	2.6%
Circulation	34,803	35,523	(720)	(2.0)%
Other	8,027	8,341	(314)	(3.8)%

Total operating revenues	$234,191	$230,329	$3,862	1.7%

Retail advertising revenue:

Total retail advertising revenue for the first six months of 2006 was $94.5 million, down $0.8 million, or 0.9%, from the first six months in 2005. Excluding the $0.9 million in nonrecurring retail advertising revenue directly related to Jacksonville’s hosting of the NFL’s Super Bowl last year, our total retail advertising revenue would have been slightly up from last year.

The following table reflects the percentage change in retail advertising for the first six months from our six largest daily newspapers:

Six largest daily newspapers
Amarillo	(8.1)%
Augusta	(0.8)%
Jacksonville	0.7%
Lubbock	(1.6)%
Savannah	(9.1)%
Topeka	(3.2)%

Jacksonville’s retail advertising revenue was up $0.2 million, or 0.7%, from last year, driven by its strength in the second quarter 2006. Most of our other daily newspapers were adversely affected by losses from the telecommunications industry, department store consolidations and retailers going out of business. However, St. Augustine and Winter Haven continued to show strength, with retail advertising revenues up 15.7% and 23.2%, respectively.

Retail advertising revenues from our non-daily publications increased $0.4 million, or 5.1%, with Skirt! magazines contributing 66.3% of the net increase.

In addition, our results reflect the industry’s shift from ROP retail advertising to preprint and online advertising. For the first six months of 2006, preprint retail revenue was $30.0 million, up $0.9 million, or 3.2%, while ROP retail advertising revenue was $55.1 million, down $4.8 million, or 8.1%. Retail advertising revenue from specialty products printed by the us, but not a part of main newspaper product, was $5.9 million, up $1.7 million, or 39.3%, from the first six months last year.

Retail online revenue was $3.5 million, up $1.4 million, or 69.0%, from the same period last year.

Classified advertising revenue:

Total classified advertising revenue was $84.6 million, up $6.1 million, or 7.7%, from the first six months year, due to the strength in the real estate and employment categories at most of our daily newspapers.

The following table reflects the percentage change in classified advertising for the first six months from our six largest daily newspapers:

Six largest daily newspapers
Amarillo	7.1%
Augusta	(0.7)%
Jacksonville	7.2%
Lubbock	11.1%
Savannah	4.9%
Topeka	2.3%

Jacksonville’s classified advertising revenue was up $2.3 million, or 7.2%. Amarillo’s, Lubbock’s, Topeka’s and Savannah’s classified advertising revenue all showed good gains. However, Augusta’s classified advertising revenue was down slightly due to unfavorable comparisons with the same period last year. During the first four months last year, Augusta received $0.3 million in legal advertising revenue directly related to a train accident in the area.

Classified advertising revenue at our 21 smaller daily newspapers was up $2.1 million, or 12.6%. Our non-daily publications’ classified advertising revenue was up $0.2 million, or 20.6%.

Online classified revenue as well as classified ROP advertising continued to contribute to most of our growth. For the first six months of 2006, online classified adverting revenue was $11.4 million, up $3.3 million, or 40.4%, and classified ROP advertising revenue was $72.1 million, up $2.6 million, or 3.7%. Classified preprints and specialty items totaled $1.1 million, up $0.2 million, or 19.7%.

National advertising revenue:

Total national advertising revenue was $12.3 million, down $0.3 million, or 2.7%, from the first six months last year, with the declines in Jacksonville and Savannah partially offset by the gains in Juneau.

Savannah and Jacksonville’s national advertising revenues were down 27.2%, and 7.0%, respectively, due to losses from the telecommunication, entertainment, automotive and airline industries. Juneau’s national advertising revenue totaled $0.6 million, up $0.4 million from the same period last year, driven by increases in environmental advocacy advertising.

Circulation revenue:

Circulation revenues were $34.8 million, down $0.7 million, or 2.0%, from the first six months last year, continuing the trend.

Other revenue:

Commercial printing revenue was $5.1 million, down $0.5 million, or 8.6%, and other online revenue was $0.6 million, down $0.3 million, or 3.0%, from the first six months last year.

During the first quarter 2006, we reached an agreement with the Atlanta Journal-Constitution (“AJC”) to license Skirt! magazine for the Atlanta market. We received a one-time fee during the first quarter 2006 and will receive future royalty fees based upon the agreement.

For the first six months of 2006, other miscellaneous revenues, including the AJC license fee, totaled $2.3 million, up $0.5 million, or 27.1%, from the same period year.

Operating expenses. The table below presents operating costs for newspaper operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005:

(Dollars in thousands)	2006	2005	Change over same period in 2005	Percentage change over same period in 2005
Operating expenses:
Labor and employee benefits	$87,432	$89,319	$(1,887)	(2.1)%
Newsprint, ink and supplements	29,689	28,449	1,240	4.4%
Other operating costs	64,027	64,727	(700)	(1.1)%
Depreciation and amortization	10,474	11,077	(603)	(5.4)%

Total operating expenses	$191,622	$193,572	$(1,950)	(1.0)%

Labor and employee benefits:

Compared to the first six months of last year, salaries and wages were $60.2 million, down $0.2 million, or 0.3%. FTE’s (or full time equivalent employees) decreased by 4.2%, with significant reductions in the circulation, sales, and news departments.

Commissions and bonuses totaled $12.0 million, up $0.4 million, or 3.8%.

Employee medical insurance cost was $6.0 million, down $1.0 million, or 14.3%, due to the decrease in claims experience and lower headcount.

Compared to the first six months last year, post retirement benefit cost was $0.8 million, down $0.6 million, or 41.3%, due to the continued decrease in the total eligible participants of the plan and the Medicare prescription drug subsidy.

Newsprint, ink and supplements cost:

Compared to the first six months of 2005, total newsprint expense was $25.1 million, up $1.3 million, or 5.3%. The 12.6% increase in the average price per ton of newsprint was offset by a 5.4% decrease in newsprint consumption.

Ink expense increased 3.2% to $1.5 million, primarily due to the increase in the use of color. Supplements expense decreased 2.4% to $3.1 million during the first six months of 2006, due to the consumption decrease.

Other operating costs:

Total other operating costs were $64.0 million, down $0.7 million, or 1.1%, from the same quarter last year, with the $1.3 million and $0.3 million increase in circulation and sales department costs, respectively, being offset by the $0.9 million net decrease in other miscellaneous operating costs.

During the first quarter 2005, we had accrued a $0.8 million reserve for a potential loss from an advertiser’s bankruptcy filing and incurred $0.8 million in other operating costs directly related to Jacksonville’s hosting the 2005 NFL Super Bowl. Excluding these costs, total other operating costs were up $0.9 million, or 1.4%, compared to last year, with the start up of Bluffton Today contributing 50% of this net increase.

Excluding the $0.8 million accrual during the first quarter 2005 for the potential bankruptcy loss, bad debt expense was flat with the same period last year.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $15.2 million for the first six months of 2006, up $0.3 million, or 1.7%, from the same period last year.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and the borrowing capacity under revolving credit facilities, will be sufficient to meet our ongoing operating needs. Cash flow generated from operations is our primary source of liquidity.

Our primary needs for cash are funding operating expenses, debt service on our bank credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

Cash was $23.6 million at June 30, 2006, up $11.1 million from $12.5 million at December 31, 2005.

Operating activities. Net cash provided by operations was $30.5 million for the first six months in 2006, down $4.3 million from $34.8 million for the same period in 2005.

Current assets were $82.8 million and current liabilities were $53.4 million as of June 30, 2006 as compared to current assets of $77.3 million and current liabilities of $53.9 million as of December 31, 2005. We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

Investment activities. For the first six months in 2006 we spent $2.4 million on property, plant and equipment, down from $8.6 million during the same period last year. We anticipate capital expenditures for 2006 to total between $15 million and $20 million.

During the third quarter 2005, we sold Savannah’s former production facility to a third party and elected to have the net proceeds deposited into an escrow account in order to potentially fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange. Our parent identified and acquired $5.3 million in qualified replacement property during the first quarter 2006, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.5 million in escrow became unrestricted cash at March 27, 2006, the expiration date for the tax-deferred exchange.

Financing activities.

Period end debt summary:

Total debt was $518 million at June 30, 2006, down from $521 million at December 31, 2005. We had $43 million outstanding on our new revolving credit facility, down $3 million from $46 million at December 31, 2005.

As of June 30, 2006, our annualized cost of debt outstanding was approximately 6.725%, up from 6.166% at the end of the same quarter last year.

At June 30, 2006, we could borrow and use for general corporate purposes approximately $128 million under the most restrictive covenants of our debt arrangements.

For the first six months of 2005, we paid a total of $3.25 million in scheduled principal payments on our original Tranche A and Tranche C term loans. As of June 30, 2005, our total debt was $547 million with no loans outstanding under our $150 million revolving credit facility.

Loan receivable from Morris Communications:

Our indenture, with certain restrictions described in Note 2 of our financial statements, allows us to make loans to Morris Communications. The total loan outstanding at June 30, 2006 was $21.5 million, a $5.8 million increase from $15.7 million at December 31, 2005.

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

Prior to the third quarter ended September 30, 2005, we had reported the loan receivable from Morris Communications as a long-term asset on our balance sheet and had reported interest income related to the loan receivable in our statement of income. Based on the historical practice of Morris Publishing and Morris Communications in settling a significant portion of the outstanding loan receivable balance with dividends, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets. As a result of this conclusion, we have classified the outstanding loan receivable balances, which are net of the $2.5 million and $1.5 million in accumulated interest accrued on these receivables, as of June 30, 2006 and December 31, 2005, respectively, as contra-equity within member’s deficiency in assets.

We have also reported $0.5 million and $1.0 million in interest income from such loan receivables for the three and six month periods ended June 30, 2006, respectively, as contra-equity. The average interest rate for the three and six month periods ended June 30, 2006 was 6.0417% and 5.8125%, respectively, on average loan receivable balances of $32.5 million and $34.6 million, respectively.

We reported $0.4 million, and $0.6 million loan receivable interest income during the three and six month periods ended June 30, 2005, respectively. We did not reverse the loan receivable interest income and reclassify the amounts as contra-equity during these respective periods, as such amounts were considered immaterial. The average interest rate for the three and six month periods ended June 30, 2005 was 5.4167% and 5.1354%, respectively, on average loan receivable balances of $23.0 million and $20.6 million, respectively.

During the third quarter ended September 30, 2005, we reversed the $0.6 million reported as interest income during the first six months of 2005 and reclassified the amount as contra-equity. Interest accrued on this loan receivable has been reported as a contra-equity for the quarterly periods and annual period reported on or after September 30, 2005. Thus, our condensed consolidated statements of income are not comparable in this regard, since $0.6 million of interest on the loan receivable from Morris Communications is reflected as interest income for the six months ended June 30, 2005; whereas the $1.0 million of interest income on the loan receivable from Morris Communications is not included in income for 2006, but is reflected as contra-equity.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. On March 30, 2006, we declared and recorded a $15 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amount. At June 30, 2006, we had an additional $97 million available for future restricted payments under the notes indenture.

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

Although some of the our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income. (The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report and Note 3 to the Company’s unaudited condensed consolidated financial statements as of and for the three and six month periods ending June 30, 2006 regarding long term debt).

Based on our $218 million of variable rate debt at June 30, 2006, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase interest expense by $2.2 million and net income by $1.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: August 14, 2006	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: August 14, 2006	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)