Form 10-Q
period 2006-09-30
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2006-11-13
CIK 1276477, 1276476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,817	$12,458
Accounts receivable, net of allowance for doubtful accounts of $2,500 at September 30, 2006 and $2,227 at December 31, 2005	52,606	54,660
Due from Morris Communications	500	1,387
Inventories	4,422	4,773
Deferred income taxes, net	2,147	2,632
Prepaid and other current assets	1,353	1,360

Total current assets	66,845	77,270

NET PROPERTY AND EQUIPMENT	143,801	149,811

OTHER ASSETS:
Restricted cash held in escrow	—	6,780
Goodwill	188,394	186,034
Intangible assets, net of accumulated amortization of $62,557 at September 30, 2006 and $58,386 at December 31, 2005	13,671	15,451
Deferred loan costs and other assets, net of accumulated loan amortization of $4,270 at September 30, 2006 and $3,062 at December 31, 2005	11,695	12,723

Total other assets	213,760	220,988

Total assets	$424,406	$448,069

LIABILITIES AND MEMBER’S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$11,664	$12,359
Accrued interest	4,125	9,368
Deferred revenues	17,743	17,009
Accrued employee costs	10,938	13,662
Other accrued liabilities	2,627	1,517

Total current liabilities	47,097	53,915
LONG-TERM DEBT	526,000	521,000
DEFERRED INCOME TAXES, less current portion	18,102	21,056
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	25,207	23,939
OTHER LONG-TERM LIABILITIES	3,557	3,471

Total liabilities	619,963	623,381
COMMITMENTS AND CONTINGENCIES (NOTE 8)
MEMBER’S DEFICIENCY IN ASSETS
Member’s deficit	(180,691)	(159,657)
Loan receivable from Morris Communications, net	(14,866)	(15,655)

Total member’s deficiency in assets	(195,557)	(175,312)

Total liabilities and member’s deficiency in assets	$424,406	$448,069

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited Condensed Consolidated Statements of Income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
NET OPERATING REVENUES:
Advertising	$96,415	$92,349	$287,776	$278,814
Circulation	17,310	17,551	52,113	53,074
Other	3,722	3,871	11,750	12,212

Total net operating revenues	117,447	113,771	351,639	344,100

OPERATING EXPENSES:
Labor and employee benefits	43,894	44,790	131,326	134,109
Newsprint, ink and supplements	14,813	13,938	44,502	42,387
Other operating costs (excluding depreciation and amortization)	32,918	31,145	96,962	95,872
Depreciation and amortization	5,458	5,427	15,933	16,504

Total operating expenses	97,083	95,300	288,723	288,872

Net pre-tax gains on sale of fixed assets	(24)	(5,337)	(41)	(5,335)

Total operating expenses, net of pre-tax gains	97,059	89,963	288,682	283,537

Operating income	20,388	23,808	62,957	60,563

OTHER EXPENSE (INCOME):
Interest expense, including amortization of debt issuance costs	9,389	9,075	27,560	26,457
Interest income	(1)	604	(69)	(48)
Other, net	(62)	1	(119)	19

Total other expenses, net	9,326	9,680	27,372	26,428

INCOME BEFORE INCOME TAXES	11,062	14,128	35,585	34,135
PROVISION FOR INCOME TAXES	4,154	5,591	13,619	13,514

NET INCOME	$6,908	$8,537	$21,966	$20,621

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
OPERATING ACTIVITIES:
Net income	$21,966	$20,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,933	16,504
Deferred income taxes	(2,469)	(3,639)
Amortization of debt issuance costs	1,208	1,098
Gain on disposal of property and equipment, net	(41)	(5,335)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable	2,304	5,411
Inventories	371	1,374
Prepaids and other current assets	16	531
Other assets	(181)	(12)
Accounts payable	(700)	1,380
Due to Morris Communications	887	3,303
Accrued employee costs	(2,764)	(948)
Accrued interest	(5,243)	(5,230)
Deferred revenues and other liabilities	1,680	1,090
Postretirement obligations due to Morris Communications	1,268	2,161
Other long-term liabilities	87	(167)

Net cash provided by operating activities	34,322	38,142
INVESTING ACTIVITIES:
Capital expenditures	(5,510)	(10,490)
Restricted cash released from (transferred to) escrow	6,780	(7,173)
Net proceeds from sale of property and equipment	133	7,226
Acquisition of businesses, net of cash acquired	(5,155)	—

Net cash used in investing activities	(3,752)	(10,437)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	43,000	—
Repayments on revolving credit facility	(38,000)	—
Repayments on long-term debt	—	(4,875)
Advances on loan receivable from Morris Communications, net	(42,211)	(24,443)

Net cash used in financing activities	(37,211)	(29,318)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,641)	(1,613)

CASH AND CASH EQUIVALENTS, beginning of period	12,458	20,098

CASH AND CASH EQUIVALENTS, end of period	$5,817	$18,485

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$31,594	$30,497
Dividend applied against loan receivable from Morris Communications	$43,000	$—
Income taxes paid to Morris Communications	$16,088	$17,152

See notes to condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC

Notes to condensed consolidated financial statements (unaudited)

(Dollars in thousands)

1. Basis of Presentation and Change in Significant Accounting Policies

Basis of presentation – The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three and nine month interim periods in 2006 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2005. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2005 and 2004 and for each of three years ended December 31, 2005.

Reclassification of loan receivable from Morris Communications – Prior to the third quarter ended September 30, 2005, the Company had reported the loan receivable from Morris Communications (See Note 2) as a long-term asset on the Company’s balance sheet and had reported interest income related to the loan receivable in the statement of income. Based on the historical practice of the Company and Morris Communications in settling a significant portion of the outstanding loan receivable balance with dividends, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the quarterly periods and annual period reported on or after September 30, 2005.

As a result of this conclusion, the Company has classified the outstanding $14,866 and $15,655 loan receivable balances, which are net of the $3,134 and $1,484 in accumulated interest accrued on these receivables, as of September 30, 2006 and December 31, 2005, respectively, as contra-equity within member’s deficiency in assets. Interest accrued on these loan receivables as contra-equity was $638 and $410 for the three month periods ended September 30, 2006, and 2005, respectively, and $1,649 and $1,057 for the nine month periods ended September 30, 2006 and 2005, respectively.

During the third quarter ended September 30, 2005, the Company reclassified the $647 reported as interest income during the first six months of 2005 as contra-equity.

2. Transactions with Morris Communications

Management fee– The Company was charged with a management fee by Morris Communications in an amount equal to 4% of the total net operating revenue, as defined in the management agreement. These management fees totaled $4,698 and $4,551 for the three months ended September 30, 2006 and 2005, respectively, and $14,066 and $13,764 for the nine months ended September 30, 2006 and 2005, respectively. This expense compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. The Company has recorded this management fee within other operating costs in the accompanying financial statements.

Technology and shared services fee– The Company was charged with a technology and shared services fee from Morris Communications, as defined in the management agreement. This fee is based upon the lesser of 2.5% of total net operating revenue of the Company or the actual technology costs applicable to the Company based upon usage. The technology and shared services fees paid to Morris Communications, which was based upon 2.5% of the total net operating revenue of the Company, totaled $2,936 and $2,844 for the three months ended September 30, 2006 and 2005, respectively, and $8,791 and $8,602 for the nine months ended September 30, 2006 and 2005, respectively. The Company has recorded this management fee within other operating costs in the accompanying financial statements.

Employees’ 401(k) plan– The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,043 and $1,014 for the three months ended September, 2006 and 2005, respectively, and $3,203 and $3,119 for the nine months ended September, 2006 and 2005, respectively.

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

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $423 and $720 for the three months ended September 30, 2006 and 2005, respectively, and $1,268 and $2,160 for the nine months ended September 30, 2006 and 2005, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount were $25,207 and $23,929 as of September 30, 2006 and December 31, 2005, respectively.

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

Health and Disability Plan– The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the total headcount, was $2,313 and $3,438 for the three months ended September 30, 2006 and 2005, respectively, and $8,345 and $10,478 for the nine months ended September 30, 2006 and 2005, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $3,344 and $3,108 as of September 30, 2006 and December 31, 2005, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense– The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $761 and $699 for the three months ended September 30, 2006 and 2005, respectively, and $2,300 and $2,279 for the nine months ended September 30, 2006 and 2005, respectively.

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

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three and nine month periods ended September 30, 2006, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month. (See Note 1)

During the third quarter ended September 30, 2005, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit, given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the quarterly periods and annual period reported on or after September 30, 2005. (See Note 1)

As a result of this conclusion, the Company has classified the outstanding $14,866 and $15,655 loan receivable balances, net of the $3,134 and $1,484 in accumulated interest accrued on these receivables, as of September 30, 2006 and December 31, 2005, respectively, as part of member’s deficiency in assets.

During the three and nine month periods ended September 30, 2006, the Company reported the $638 and $1,649, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three and nine month periods ended September 30, 2006 was 6.3958% and 6.0069%, respectively, on average loan receivable balances of $39,078 and $36,109, respectively.

During the three and nine month periods ended September 30, 2005, the Company reported the $410 and $1,057, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three and nine month periods ended September 30, 2005 was 6.0625% and 5.4444%, respectively, on average loan receivable balances of $26,458 and $22,521, respectively.

During the third quarter ended September 30, 2005, the Company reversed the $647 reported as interest income for the six month period ended June 30, 2005 and reclassified the amount as contra-equity.

Restricted payments – The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. On March 31, 2006 and September 30, 2006, the Company declared and recorded $15 million and $28 million in dividends, respectively, to Morris

Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts. (See Note 1) At September 30, 2006, the Company had approximately $82 million available for future restricted payments under the credit indenture.

Restricted cash held in escrow – Cash held in escrow was comprised of proceeds from the sale of the Company’s former Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. The Parent acquired $5,280 in qualified replacement property during the first quarter of 2006 with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,500 in escrow became unrestricted to the Company on the March 27, 2006 expiration date for the tax-deferred exchange.

3. Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” Management is in the process of studying the impact of this interpretation on the Company’s financial accounting and reporting.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after June 15, 2007, while the new measurement date is effective for fiscal years ending after December 15, 2008. The measurement date for the Company’s defined benefit pension and postretirement plan assets and obligations is currently the Company’s fiscal year-end. SFAS No. 158 is expected to have an effect on the Company’s financial accounting and reporting and the Company is in the process of evaluating the impact.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), effective for fiscal years beginning after November 15, 2006. This bulletin addresses the diversity in practice in quantifying financial misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB No. 108 is not expected to have any effect on the Company’s financial accounting and reporting.

4. Acquisitions and Purchases of Assets

In July 2006, the Company entered into two license agreements and a non-compete agreement with Netlook, Inc. for Car Paper and Career Paper in order to allow the Company to publish the two free distribution publications and include content on its Jacksonville based newspaper Web site, Jacksonville.com. Both licenses expire on June 30, 2013 and the non-compete agreement expires in July 2008. The Company paid a total of $750, all in cash, for the assets.

In July 2006, the Company also acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers acquired were The Barnwell (S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The Edgefield (S.C.) Citizen News and the Sylvania (Ga.) Telephone, all of which will enhance the Company’s presence in the Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4,405. The Company paid cash for the acquisition.

The purchase price of the acquisition was allocated to the estimated fair values of assets and liabilities acquired. The excess purchase price over the fair value of the tangible and intangible net assets was allocated to goodwill.

The following is a summary of the estimated fair values of assets acquired, net of cash, as of the dates of acquisition:

Community Newspapers
Intangible assets:
Mastheads	$220
Subcribers list	1,421
Goodwill	2,360

4,001
Tangible assets/liabilities:
Property and equipment	334
Net working capital	70

404

Purchase prices—net of cash acquired	$4,405

The subscriber lists are being amortized over a 15-year life, the permits are being amortized over 7 years and the non-compete agreement is being amortized over 2 years. The mastheads, which are considered an indefinite-lived intangible asset and goodwill are not being amortized in accordance with SFAS No. 142.

There were no basis adjustments for income tax purposes and the goodwill is expected to be deductible for tax purposes.

The results of operations have been recorded in the consolidated statements of income from the date of acquisition. The pro forma effect on net income had the acquisition been reflected as of the beginning of the year acquired and the previously reported year would not have been material.

5. Gain From Sale of Fixed Assets

During the third quarter of 2006, the Company sold additional miscellaneous fixed assets for $98 resulting in a pre-tax gain of $41.

On September 28, 2005, the Company sold Savannah’s former production facility to a third party. At closing, the Company received proceeds, net of closing costs, of $7,170. This, net of $327 in clean up costs, gave the Company net proceeds from the sale of $6,843 resulting in a pre-tax gain of $5,018.

During the third quarter 2005, the Company sold additional miscellaneous fixed assets for $383 resulting in a pre-tax gain of $317.

6. Long-Term Debt

On December 14, 2005, the Company, as borrower, entered into a Credit Agreement for $350 million of senior secured term and revolving credit facilities. The refinancing terminated and replaced the $400 million credit facilities. The credit facility consisted of $100 million in Tranche A Term Loans, $150 million in Tranche C Term loans and a Revolving Credit Commitment of $150 million. The existing $350 million credit facility consists of a $175 million Revolving Credit Facility and a $175 million Tranche A Term Loan.

The refinancing of the Tranche A and C Term Loans resulted in an exchange of debt instruments with substantially different terms, since the present value of the cash flows under the terms of the new debt instrument were greater than 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. Therefore, the transaction was accounted for as a debt extinguishment in accordance with the guidance outlined in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instrument , and the unamortized costs associated with the prior Tranche A and C term loans were included in loss on extinguishment of debt on the consolidated statement of income.

The refinancing of the existing $150 million Revolving Credit Commitment resulted in an increase in borrowing capacity and was accounted for in accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements . Accordingly, unamortized deferred costs from the prior arrangement and the fees paid for the new credit facility were associated with the new arrangement and capitalized.

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

Total debt was $526 million and $521 million at September 30, 2006 and December 31, 2005, respectively. Total amounts outstanding on the $175 million revolving credit facility was $51 million and $46 million at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, the interest rate on the Tranche A term loan outstanding was 6.4375% and the weighted average interest rate on the revolver was 6.375%. The average interest rate on the debt outstanding was approximately 6.752% and 6.353% at September 30, 2006 and December 31, 2005, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.375% at September 30, 2006 and December 31, 2005.

At September 30, 2006, the Company could borrow and use for general corporate purposes approximately $124 million under the Company’s most restrictive covenants which was from the senior bank credit facility and the Company was in compliance with all covenants under its debt arrangements.

7. Goodwill and Other Intangible Assets

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

Amortization expense of other intangible assets for the three and nine month periods ended September 30, 2006 was $1,390 and $4,171, respectively.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the nine months ended September 30, 2006 were as follows:

	Goodwill	Other intangible assets
Balance at December 31, 2005	$186,034	$15,451
Additions	2,360	2,391
Amortization expense	—	(4,171)

Balance at September 30, 2006	$188,394	$13,671

Other finite-lived and indefinite-lived intangible assets at September 30, 2006 and December 31, 2005 were as follows:

	Cost	Accumulated amortization	Net cost
September 30, 2006:

Finite-lived intangible assets
Subscriber lists	$70,579	$61,632	$8,947
Non-compete agreements and other assets	61	34	27

Total finite-lived intangible assets	70,640	61,666	8,974

Indefinite-lived intangible assets
Newspaper mastheads	5,530	874	4,656
Domain names	58	17	41

Total Indefinite-lived intangible assets	5,588	891	4,697

Total other intangible assets	$76,228	$62,557	$13,671

December 31, 2005:

Finite-lived intangible assets
Subscriber lists	$68,409	$57,470	$10,939
Non-compete agreements and other assets	60	25	35

Total finite-lived intangible assets	68,469	57,495	10,974

Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	58	17	41

Total Indefinite-lived intangible assets	5,368	891	4,477

Total other intangible assets	$73,837	$58,386	$15,451

The remaining expense for the last three months of 2006 and for the four succeeding years for the existing definite-lived intangible assets is as follows:

2006	$1,385
2007	2,221
2008	569
2009	550
2010	533

8. Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three month periods and nine month periods ended September 30, 2006 and 2005 and with our consolidated financial statements for the year ended December 31, 2005 filed on Form 10-K.

Overview

Morris Publishing is a wholly owned subsidiary of Morris Communications, a privately held media company based in Augusta, Ga. Morris Publishing owns and operates 27 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska.

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

For the quarter ended September 30, 2006, advertising and circulation revenue represented 82.1% and 14.7%, respectively, of our total operating revenue. Retail, classified and national advertising revenue represented 49.5%, 44.6%, and 5.9%, respectively, of total advertising revenue.

Employee and newsprint costs are the primary costs at each newspaper. Our operating performance is affected by newsprint prices. Newsprint costs have represented 10 – 15% of total operating expenses. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing. We believe that current and future sources of newsprint will be sufficient to meet our current and anticipated requirements.

From time to time, each individual newspaper may perform better or worse than our newspaper segment as a whole, our only reporting segment, due to certain local conditions, particularly within the retail, auto, housing and labor markets. However, we be believe that the long-term economic characteristics of our newspapers are substantially similar.

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

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our allowances for bad debts, asset impairments, post-retirement benefits, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of our reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with FAS No. 142, Goodwill and Other Intangible Assets . The estimated value of the reporting unit to which goodwill is allocated is determined using the greater of the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

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

We believe there have been no significant changes during the quarter ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2005 filed with the Securities and Exchange Commission on Form 10-K.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications, is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, this Report on Form 10-Q.

Financial summary for the three months ended September 30, 2006 compared to September 30, 2005

Third quarter operating income was $20.4 million, down $3.4 million, or 14.4%, from $23.8 million last year. Total net operating revenue was $117.4 million, up $3.7 million, or 3.2%, and total operating costs were $97.1 million, up $1.8 million, or 1.9%, excluding the net pre-tax gain on sales of fixed assets which were down $5.3 million.

During the third quarter 2005, we sold Savannah’s former production facility to a third party for $7.2 million, net of closing costs. This sale, net of $0.4 million in clean up costs, gave us $6.8 million in net proceeds, resulting in a pre-tax gain of $5.0 million. Excluding this unusual gain, operating income was up $1.6 million, or 8.6%.

Net income for the third quarter of 2006 was $6.9 million, down $1.6 million from $8.5 million last year.

Advertising revenue for the quarter was $96.4 million, an increase of $4.1 million, or 4.4%, from last year. While national advertising revenue was consistent with the same quarter last year, retail and classified advertising revenue were up 3.1% and 6.5%, respectively. Online advertising from our Web sites contributed 63.3% of our net advertising revenue growth.

Online advertising revenue, included in all advertising categories above, was $8.5 million, up $2.6 million, or 43.2%, due to the strength in the classified and retail advertising categories. Page views, a key measure of interest in our Web sites, continue to grow and were 14.0% higher than the same period last year.

The $3.0 million, or 10.2%, gain in advertising revenue in Jacksonville and the $0.9 million, or 3.9%, gain in net advertising revenue from many of our smaller daily newspapers, together, contributed to most of our net increase.

Jacksonville’s strength was driven by the retail, and the classified employment categories. The gains in advertising revenue from St. Augustine, Bluffton, Juneau, Grand Island, and Ardmore were offset somewhat by the decline in Athens.

Total advertising revenue from our non-daily publications, which complement the revenue from our daily newspapers, was unchanged from the same quarter last year.

The material variances in the advertising categories at our newspapers listed above are discussed in more detail in our results of operations summary, which follows.

During the third quarter of 2006, circulation revenue was $17.3 million, down $0.2 million, or 1.4%, from the same period last year.

Other income was $ 3.7 million, down $0.1 million, or 3.8%.

Total labor and employee benefit costs were down $0.9 million, or 2.0%, newsprint ink and supplements costs were up $0.9 million, or 6.3%, and other operating costs were up $1.8 million, or 5.7%. Depreciation and amortization expense was even with last year. Net pre-tax gain on the sale of fixed assets was down $5.3 million.

Our total operating costs were impacted by the 3.0% increase in the average price per ton of newsprint, the 2.7% increase in newsprint consumption, and the significant increase in our other advertising, circulation, and distribution costs. These increases were partially offset by reductions in our other production costs, and the decrease in employee benefit costs resulting from the reduction in healthcare insurance claims paid, lower head counts, and the Medicare prescription drug subsidy.

Interest and loan amortization expense increased by $0.3 million, or 3.5%, due to short-term interest rate increases.

On September 30, 2006, we declared and recorded a $28 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amount.

Our effective tax rate was 37.6 % for third quarter of 2006, compared to 39.6% for the same quarter last year, benefiting from a favorable tax deduction recorded this year.

Results of operations for the three months ended September 30, 2006 compared to September 30, 2005

Operating revenues. The table below presents operating revenue for the three months ended September 30, 2006 compared to the three months ended September 30, 2005:

(Dollars in thousands)	2006	2005	Change over same period in 2005	Percentage Change over same period in 2005
Operating revenues:
Advertising
Retail	$47,733	$46,295	$1,438	3.1%
Classified	43,024	40,408	2,616	6.5%
National	5,658	5,646	12	0.2%

Total	96,415	92,349	4,066	4.4%
Circulation	17,310	17,551	(241)	(1.4)%
Other	3,722	3,871	(149)	(3.8)%

Total operating revenues	$117,447	$113,771	$3,676	3.2%

Retail advertising revenue:

Total retail advertising revenue was $47.7 million, up $1.4 million, or 3.1%, from the third quarter last year.

Our results reflect the industry’s shift from run of press (“ROP”) retail advertising to preprint and online advertising. During the quarter, preprint retail revenue was $15.4 million, up $0.9 million, or 6.1%, while ROP retail advertising revenue was $27.4 million, down $1.0 million, or 3.4% from the third quarter last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.7 million, up $0.4 million, or 16.7%.

Retail online revenue was $2.2 million, up approximately $0.9 million, or 76%, from the same period last year.

Retail advertising revenue from our six largest daily newspapers was up $1.4 million, or 4.8%. Jacksonville’s total retail advertising revenue was up $1.4 million, or 13.1%, with strength from home improvement, department and discount stores and from the growth in its St. Johns county market.

Lubbock was up 1.0%, with the gains from furniture, grocery, discount and department stores, offset by the declines from banks and hospitals. Topeka was up 4.1%, compared to its 14.2% decline for the same period last year. Amarillo and Augusta were down 2.1% and 1.7%, respectively.

Savannah was unchanged, compared to its 11.3% decline for the same period last year. The declines from grocery, home improvement, and general merchandise stores, banks, and the auto aftermarket were offset by increases from furniture and department stores.

Total retail advertising revenue from our 21 smaller daily newspapers was up $0.2 million, or 1.5%, from the same quarter last year, with Kenai, St. Augustine, and Bluffton reporting strong gains. Retail advertising revenue from the newly acquired Barnwell, Sylvania, Edgefield and Hampton County newspapers was $0.2 million.

Retail advertising revenue from our non-daily publications was down $0.2 million, or 3.1%. Skirt! magazines, our free distribution women’s magazine, was up $0.1 million or 5.3%.

Classified advertising revenue:

Total classified advertising revenue was $43.0 million, up $2.6 million, or 6.5%, from the third quarter last year.

During the third quarter of 2006, online classified advertising revenue was $6.2 million, up approximately $1.6 million, or 33.5%, accounting for 61.5% of this category net increase. All of the classified online gain was from the employment category.

Classified advertising revenue from our six largest daily newspapers was up $1.7 million, or 5.6%. Jacksonville’s total classified advertising revenue was up $1.4 million, or 9.5%. Savannah, Lubbock, and Amarillo were up 2.9%, 6.0%, and 2.3%, respectively. The gains from the online employment and ROP real estate categories were offset somewhat by the declines from the automotive and ROP employment categories.

Augusta was unchanged with last year, continuing its trend. Topeka was down 3.4%, compared to a 5.3% increase for the same period last year.

Classified advertising revenue at our other 21 smaller daily newspapers was up $0.7 million, or 6.9%, with St. Augustine, Juneau, Kenai, Grand Island, Holland, and Shawnee reporting strong gains.

Our non-daily publications’ classified advertising revenue was up $0.2 million, or 30.1%.

National advertising revenue:

Total national advertising revenue was $5.7 million, consistent with the third quarter last year, with most of our newspapers being adversely affected by lower corporate rates for a national preprint advertiser.

The gains in Jacksonville, Juneau and Kenai, were offset by the significant decline in Savannah. Topeka was up slightly from last year.

Jacksonville was up $0.2 million, or 4.4%, while Savannah was down $0.2 million, or 53.0%, relating to Medicare advertising last year not repeating this year.

National advertising revenue from our two Alaska daily newspapers totaled $0.4 million, up $0.2 million from the same period last year, driven by increases in environmental lobbying advertising.

Circulation revenue:

During the third quarter of 2006, circulation revenue was $17.3 million, down $0.2 million, or 1.4% from last year, continuing the trend at most of our newspapers.

Operating expenses- The table below presents operating costs for newspaper operations for the three months ended September 30, 2006 compared to the three months ended September 30, 2005:

(Dollars in thousands)	2006	2005	Change over same period in 2005	Percentage change over same period in 2005
Operating expenses:
Labor and employee benefits	$43,894	$44,790	$(896)	(2.0)%
Newsprint, ink and supplements	14,813	13,938	875	6.3%
Other operating costs	32,918	31,145	1,773	5.7%
Depreciation and amortization	5,458	5,427	31	0.6%

Total operating expenses	97,083	95,300	1,783	1.9%

Net pre-tax gain from sales of fixed assets	(24)	(5,337)	5,313	(99.6)%

Total operating expense, net of pre-tax gains	$97,059	$89,963	$7,096	7.9%

Labor and employee benefits:

During the third quarter of 2006, labor and employee benefits cost was $43.9 million, down $0.9 million, or 2.0%.

Total salaries and wages were $31.3 million, up $0.1 million, or 0.5%, from the same quarter last year. FTE’s (or full time equivalent employees) were down by 3.6%, with significant reductions in the newsroom, advertising, circulation and production departments.

Commissions and bonuses were $5.9 million, up $0.2 million, or 4.0%, from the third quarter last year.

During the third quarter of 2006, employee medical insurance cost was $2.3 million, down 1.1 million, or 32.7%, from same period last year, due to our decrease in claims experience and lower headcount.

Compared to the same quarter last year, post retirement benefit cost was $0.4 million, down $0.3 million, or 41.3%, due to the continued decrease in the total eligible participants of the plan and the Medicare prescription drug subsidy.

Newsprint, ink and supplements cost:

During the third quarter of 2006, newsprint, ink and supplements cost was $14.8 million, up $0.9 million, or 6.3%.

Total newsprint expense was $12.6 million, up $0.7 million, or 5.8%, from the same quarter last year. The average price per ton of newsprint and newsprint consumption was up 3.0% and 2.7%, respectively.

Supplements expense increased 9.7%, to $1.5 million, while ink expense increased 7.9% to $0.7 million, primarily due to the increase in the consumption of color ink.

Other operating costs:

Other operating costs were $32.9 million, up $1.8 million, or 5.7%, from the same quarter last year, with other distribution costs up $0.5 million, or 8.2%, other advertising costs up $0.4 million, or 18.2%, bad debt expense up $0.2 million, or 37.2%, and other general and administrative costs up $0.5 million, or 5.3%.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $7.6 million, up $0.2 million, or 2.9%.

Financial summary for the nine months ended September 30, 2006 compared to September 30, 2005

Total operating income was $63.0 million, up $2.4 million, or 4.0%, from $60.6 million last year. Total net operating revenue was $351.6 million, up $7.5 million, or 2.2%, and total operating costs were $288.7 million, down $0.1 million, or 0.1%, excluding the net pre-tax gain on sales of fixed assets which was down $5.3 million.

During the third quarter 2005, we sold Savannah’s former production facility resulting in a pre-tax gain of $5.0 million. Excluding this unusual gain, operating income was up $7.4 million, or 13.4%.

Net income for the first nine months of 2006 was $22.0 million, up $1.3 million from $20.6 million the same period last year.

For the nine month period ended September 30, 2006, advertising and circulation revenue represented 81.8% and 14.8% of our total operating revenue, respectively.

Advertising revenue was $287.8 million, an increase of $9.0 million, or 3.2%, from the same period last year.

Retail, classified and national advertising revenue represented 49.4%, 44.4%, and 6.2%, respectively, of total advertising revenue.

While national advertising revenue was down 1.8% from the same period last year, retail and classified advertising revenue were up 0.4% and 7.3%, respectively.

Online advertising revenue, included in all advertising categories above, was $23.6 million, up $7.2 million, or 44.3%, from the same period last year. The majority of such revenue was recorded within the classified employment advertising category, which accounted for 80.5% of the total net increase in online advertising revenue. Page views, a key measure of interest in our Web sites, continue to grow and were 17.6% higher than the same period last year.

The gains in advertising revenue from Jacksonville and Lubbock, and the net gains in advertising revenue from many of our 21 smaller daily newspapers, were offset somewhat by the significant decline in advertising revenue from Savannah.

Jacksonville’s advertising revenue was up $4.9 million, or 5.3%, and Lubbock was up $0.6 million, or 2.8%. During the first quarter 2005, we estimated that Jacksonville realized $1.1 million in additional advertising revenue directly attributed to the Super Bowl.

Savannah was down $0.7 million, or 3.0%, with significant declines in the retail and national categories. Topeka, Augusta and Amarillo were all slightly down versus last year.

Total advertising revenue from our 21 other smaller daily newspapers was up $3.6 million, or 5.4%, with the strong gains in St. Augustine, Bluffton, Juneau, Kenai, Shawnee, Winter Haven, and Ardmore, being offset somewhat by the decline in Athens. Advertising revenue for Bluffton Today, our free daily newspaper launched in the second quarter last year, was up $1.1 million, or 87.4%, from last year. St. Augustine was up $0.8 million, or 11.5%, continuing its trend.

Total advertising revenue from our non-daily publications, which complement the revenue from our daily newspapers, was up $0.8 million, or 5.0%, from last year, with Skirt! magazines up $0.3 million, or 12.3%.

The material variances in the advertising categories at the newspapers listed above are discussed in more detail in our results of operations summary, which follows.

During the first nine months of 2006, circulation revenue was $52.1 million, down $1.0 million, or 1.8%, from the same period last year.

Other income was $11.7 million, down $0.5 million, or 3.8%.

Total labor and employee benefit costs were down $2.8 million, or 2.1%, newsprint ink and supplements costs were up $2.1 million, or 5.0% and other operating costs were up $1.1 million, or 1.1%. Depreciation and amortization expense was down $0.6 million, or 3.5%.

Our total operating costs for the first nine months of 2005 were unusually affected by the estimated $1.1 million in costs directly related to Jacksonville hosting the Super Bowl in 2005, our accrual of $0.8 million in potential bankruptcy losses from a large advertiser and our $5.3 million net pre-tax gain on sales of fixed assets. Excluding these costs, total operating costs were up $1.8 million, or 0.6%, from the same period last year.

In addition, our total operating costs were impacted by the 8.8% increase in the average price per ton of newsprint, the significant increase in our other advertising, circulation, and distribution costs, offset somewhat by the aggressive management of our other production and miscellaneous operating costs, and the decrease in employee benefit costs resulting from the reduction in healthcare insurance claims paid, lower head counts, and the Medicare prescription drug subsidy.

Interest and loan amortization expense increased by $1.1 million, or 4.2%, due to short-term interest rate increases.

On March 31, 2006 and September 30, 2006, we declared and recorded $15 million and $28 million in dividends, respectively, to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts.

Our effective tax rate was 38.3 % for the first nine months of 2006, compared to 39.6% last year, benefiting from a favorable tax deduction this year.

Results of operations for the nine months ended September 30, 2006 compared to September 30, 2005

Operating revenues- The table below presents operating revenue for newspaper operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

(Dollars in thousands)	2006	2005	Change over same period in 2005	Percentage change over same period in 2005
Operating revenues:
Advertising
Retail	$142,195	$141,573	$622	0.4%
Classified	127,633	118,962	8,671	7.3%
National	17,948	18,279	(331)	(1.8)%

Total	287,776	278,814	8,962	3.2%
Circulation	52,113	53,074	(961)	(1.8)%
Other	11,750	12,212	(462)	(3.8)%

Total operating revenues	$351,639	$344,100	$7,539	2.2%

Retail advertising revenue:

Total retail advertising revenue was $142.2 million, up $0.6 million, or 0.4%, from last year.

Our results reflect the industry’s shift from ROP retail advertising to preprint and online advertising. For the first nine months of 2006, preprint retail revenue was $45.4 million, up $1.8 million, or 4.2%, while ROP retail advertising revenue was $82.4 million, down $5.8 million, or 6.6% from the same period last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $8.7 million, up $2.1 million, or 31.3%.

Retail online revenue was $5.7 million, up approximately $2.6 million, or 81.8%, from the same period last year.

Retail advertising revenue from our six largest daily newspapers was unchanged from last year. Jacksonville was up $1.6 million, or 4.7%, from last year. Excluding the $0.8 million in nonrecurring retail advertising revenue directly related to Jacksonville’s hosting of the NFL’s Super Bowl last year, Jacksonville was up 7.2%.

Savannah and Amarillo were down $0.7 million, or 6.3%, and $0.6 million, or 6.1%, respectively, due to reductions from grocery and department stores, banks, telecommunications, or losses from major retailers going out of business.

Topeka was down 0.9%, compared to the 13.1% decrease during the same period last year.

Augusta and Lubbock were both down less than 1%, primarily due to unfavorable comparisons to the same period last year.

Retail advertising revenue from our 21 smaller daily newspapers was up $0.1 million, or 0.4%, from last year, with St. Augustine and Winter Haven continuing to show strength. Bluffton Today, which was launched in the second quarter last year, was up $0.6 million, or 110.3%. However, Holland and Juneau were down 11.8% and 34.9%, respectively.

Retail advertising revenue from our non-daily publications increased $0.3 million, or 2.3%, with Skirt! magazines contributing all of the net increase.

Classified advertising revenue:

Total classified advertising revenue was $127.6 million, up $8.7 million, or 7.3%, from the first nine months last year, due to the continued strength in the real estate and employment categories at most of our daily newspapers.

Online classified adverting revenue was $17.6 million, up approximately $4.8 million, or 37.0%, with most of the increase driven by the employment and real estate categories. Classified ROP advertising revenue was $108.4 million, up $3.5 million, or 3.3%.

Classified advertising revenue at our six largest daily newspapers was up $5.3 million, or 5.9%, with Jacksonville, Lubbock, Amarillo and Savannah up 7.9%, 9.3%, 5.4%, and 4.2%, respectively. Augusta and Topeka were flat due to unfavorable comparisons with the same period last year.

Classified advertising revenue at our 21 smaller daily newspapers was up $2.8 million, or 10.6%, with significant gains in St. Augustine, Juneau, Bluffton, Kenai and Shawnee.

Our non-daily publications’ classified advertising revenue was up $0.5 million, or 23.9%.

National advertising revenue:

Total national advertising revenue was $17.9 million, down $0.3 million, or 1.8%, from the first nine months last year, with most of our newspapers being adversely affected by lower corporate rates for a national preprint advertiser.

The $0.9 million, or 5.9%, net decline in national advertising revenue from our six largest newspapers was partially offset by the $0.6 million, or 26.9%, net gain from our other 21 smaller newspapers.

Jacksonville’s and Savannah’s national advertising revenue was down 3.4%, and 35.8%, respectively, due to continued losses from the telecommunication, entertainment, automotive and airline industries and due to unfavorable comparisons to last year. Lubbock’s national advertising revenue was down 10.2%, continuing its trend.

Juneau’s and Kenai’s national advertising revenue totaled $1.2 million, up $0.7 million from the same period last year, driven by increases in environmental advocacy advertising.

Circulation revenue:

During the first nine months of 2006, circulation revenue was $52.1 million, down $1.0 million, or 1.8% from last year, continuing the trend at most of our newspapers.

Average daily single copy and home delivery remained soft, down approximately 3.6% and 2.6%, respectively. Sunday circulation continued its trend down, with average single copy and home delivery down approximately 3.7% and 1.4%, respectively.

Other revenue:

Commercial printing revenue was $7.6 million, down $0.8 million, or 9.6%, and other online revenue was $0.9 million, down $0.5 million, or 35.5%, from the first nine months last year.

During the first quarter of 2006, we reached an agreement with the Atlanta Journal-Constitution (“AJC”) to license Skirt! magazine for the Atlanta market. We received a one-time fee during the first quarter of 2006 and will continue to receive royalty fees based upon the agreement.

For the first nine months of 2006, other miscellaneous revenue, including the AJC license and royalty fees, totaled $3.3 million, up $0.9 million, or 35.4%, from the same period last year.

Operating expenses- The table below presents operating costs for newspaper operations for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

(Dollars in thousands)	2006	2005	Change over same period in 2005	Percentage change over same period in 2005
Operating expenses:
Labor and employee benefits	$131,326	$134,109	$(2,783)	(2.1)%
Newsprint, ink and supplements	44,502	42,387	2,115	5.0%
Other operating costs	96,962	95,872	1,090	1.1%
Depreciation and amortization	15,933	16,504	(571)	(3.5)%

Total operating expenses	288,723	288,872	(149)	(0.1)%

Net pre-tax gain from sales of fixed assets	(41)	(5,335)	5,294	(99.2)%

Total operating expense, net of pre-tax gains	$288,682	$283,537	$5,145	1.8%

Labor and employee benefits:

During the first nine months of 2006, labor and employee benefits cost was $131.3 million, down $2.8 million, or 2.1%.

Compared to the first nine months of last year, salaries and wages were $91.5 million, down $0.3 million, or 0.4%. FTE’s (or full time equivalent employees) were down by 4.0%, with significant reductions in the newsroom, advertising, circulation, and production departments.

Commissions and bonuses were $18.0 million, up $0.7 million, or 3.9%, from the last year.

Employee medical insurance cost was $8.3 million, down 2.1 million, or 20.3%, due to the decrease in claims experience and lower headcount.

Compared to the first nine months last year, post retirement benefit cost was $1.3 million, down $0.9 million, or 41.3%, due to the continued decrease in the total eligible participants of the plan and the Medicare prescription drug subsidy.

Newsprint, ink and supplements cost:

During the first nine months of 2006, newsprint, ink and supplements cost was $44.5 million, up $2.1 million, or 5.0%.

Compared to the first nine months of 2005, total newsprint expense was $37.7 million, up $2.0 million, or 5.5%. The 8.8% increase in the average price per ton of newsprint was offset by a 3.0% decrease in newsprint consumption.

Ink expense increased 4.8% to $2.2 million, primarily due to the increase in the consumption of color. Supplements expense increased 1.1% to $4.6 million.

Other operating costs:

Total other operating costs were $97.0 million, up $1.1 million, or 1.1%, from the same period last year, with other distribution costs up $0.7 million, or 7.9%, other advertising costs up $0.6 million, or 7.9%, other production costs up $1.1 million, or 7.8%, offset by a $0.6 million, or 26.0%, decrease in bad debt expense and a $1.2 million decrease in other general and administrative costs.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $22.9 million for the first nine months of 2006, up $0.5 million, or 2.2%, from the same period last year.

During the first quarter 2005, we had accrued a $0.8 million reserve for a potential loss from an advertiser’s bankruptcy filing and incurred $0.8 million in other operating costs directly related to Jacksonville’s hosting the 2005 NFL Super Bowl. Excluding these costs, total other operating costs were up $2.7 million, or 2.9%, compared to last year.

Excluding the $0.8 million accrual during the first quarter 2005 for the potential bankruptcy loss, bad debt expense was up $0.2 million, or 15.6%, from the nine month period last year.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and the borrowing capacity under revolving credit facilities, will be sufficient to meet our ongoing operating needs. Cash flow generated from operations is our primary source of liquidity.

Our primary needs for cash are funding operating expense, debt service on our bank credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

Cash was $5.8 million at September 30, 2006, down $6.7 million from $12.5 million at December 31, 2005.

Operating activities. Net cash provided by operations was $34.3 million for the first nine months in 2006, down $3.8 million from $38.1 million for the same period in 2005.

Current assets were $66.8 million and current liabilities were $47.1 million as of September 30, 2006 as compared to current assets of $77.3 million and current liabilities of $53.9 million as of December 31, 2005. We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

Investment activities. Net cash used in investing activities was $3.8 million for the first nine months in 2006, down $6.7 million from $10.4 million for the same period in 2005.

For the first nine months in 2006, we spent $5.5 million on property, plant and equipment, down from $10.5 million during the same period last year. We anticipate capital expenditures for 2006 to total between $8 million and $12 million.

In July 2006, the we entered into two license agreements and a non-compete agreement with Netlook, Inc. for Car Paper and Career Paper in order to allow us to publish the two free distribution publications and include content on our Jacksonville based newspaper Web site, Jacksonville.com. Both licenses expire on June 30, 2013 and the non-compete agreement expires in July 2008. We paid a total of $0.8 million, all in cash, for the assets.

Also in July, we acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers acquired were The Barnwell (S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The Edgefield (S.C.) Citizen News and the Sylvania (Ga.) Telephone, all of which will enhance our presence in our Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4.4 million. We paid cash for the acquisition.

The purchase price of the acquisition was allocated to the estimated fair values of assets and liabilities acquired. The excess purchase price over the fair value of the tangible and intangible net assets was allocated to goodwill.

During the third quarter 2005, we sold Savannah’s former production facility to a third party for $7.2 million, net of closing costs, and elected to have the net proceeds deposited into an escrow account in order to potentially fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange. Our parent identified and acquired $5.3 million in qualified replacement property during the first quarter of 2006, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.5 million in escrow became unrestricted cash at March 27, 2006, the expiration date for the tax-deferred exchange.

Financing activities. Net cash used in financing activities was $37.2 million for the first nine months in 2006, up $7.9 million from $29.3 million for the same period in 2005.

Period end debt summary:

Total debt was $526 million at September 30, 2006, up from $521 million at December 31, 2005. We had $51 million outstanding on our new revolving credit facility, up $5 million from $46 million at December 31, 2005.

As of September 30, 2006, our annualized cost of debt outstanding was approximately 6.7523%, up from 6.3376% at the end of the same quarter last year.

At September 30, 2006, we could borrow and use for general corporate purposes approximately $124 million under the most restrictive covenants of our debt arrangements.

For the first nine months of 2005, we paid a total of $4.9 million in scheduled principal payments on our original Tranche A and Tranche C term loans. As of September 30, 2005, our total debt was $545.1 million with no loans outstanding under our $150 million revolving credit facility.

Loan receivable from Morris Communications:

Our indenture, with certain restrictions described in Note 2 of our financial statements, allows us to make loans to Morris Communications. The total loan outstanding at September 30, 2006 was $14.9 million, a $0.8 million decrease from $15.7 million at December 31, 2005.

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

Prior to the third quarter ended September 30, 2005, we had reported the loan receivable from Morris Communications as a long-term asset on our balance sheet and had reported interest income related to the loan receivable in our statement of income. Based on the historical practice of Morris Publishing and Morris Communications in settling a significant portion of the outstanding loan receivable balance with dividends, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets. As a result of this conclusion, we have classified the outstanding loan receivable balances, which are net of the $3.1 million and $1.5 million in accumulated interest accrued on these receivables, as of September 30, 2006 and December 31, 2005, respectively, as contra-equity within member’s deficiency in assets. Interest accrued on this loan receivable has been reported as a contra-equity for the quarterly periods and annual period reported on or after September 30, 2005.

We reported $0.6 million and $1.6 million in interest income from such loan receivables for the three and nine month periods ended September 30, 2006, respectively, as contra-equity. The average interest rate for the three and nine month periods ended September 30, 2006 was 6.3958% and 6.0069%, respectively, on average loan receivable balances of $39.1 million and $36.1 million, respectively.

We reported $0.4 million and $1.0 million in interest income from such loan receivables for the three and nine month periods ended September 30, 2005, respectively, as contra-equity. The average interest rate for the three and nine month periods ended September 30, 2005 was 6.0625% and 5.444%, respectively, on average loan receivable balances of $26.5 million and $22.5 million, respectively.

During the third quarter ended September 30, 2005, we reversed the $0.6 million reported as interest income during the first six months of 2005 and reclassified the amount as contra-equity.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. On March 30, 2006 and September 30, 2006, we declared and recorded $15 million and $28 million in dividends, respectively, to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts. At September 30, 2006, we had an additional $82 million available for future restricted payments under the notes indenture.

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

Although some of the our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income. (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report and Note 6 to the our unaudited condensed consolidated financial statements as of and for the three and nine month periods ending September 30, 2006 regarding long-term debt).

Based on our $226 million of variable rate debt at September 30, 2006, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase interest expense by $2.3 million and net income by $1.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MORRIS PUBLISHING GROUP, LLC

Date: November 13, 2006	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: November 13, 2006	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)