Form 10-K
period 2006-12-31
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2007-03-30
CIK 1276477, 1276476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-112246

 Morris Publishing Group, LLC
Morris Publishing Finance Co.*
(Exact name of Registrants as specified in their charters)

Georgia	58-1445060
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street	30901
Augusta, Georgia	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.             Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    N/A

Indicate by check mark whether the Registrant  Morris Publishing Group, LLC is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of
the Exchange Act. Check one:    Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant  Morris Publishing Finance Co. is a large accelerated filer, accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of
the Exchange Act. Check one:    Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐  No ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity of the Registrants held by non-affiliates is $0 as of June 30, 2006 and currently.

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

▪	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

▪
general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenues or on our business strategy;

▪	other risks and uncertainties.

-iii-

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

Morris Publishing, the newspaper division, forms the core business unit of Morris Communications, contributing approximately 69% of Morris Communications’ total operating revenues. All of Morris Publishing’s newspapers are published in the United States.

Morris Communications' other divisions include: outdoor advertising, national magazines, visitor publications, radio and book publishing and distribution. It also has an online and technology division.

The Morris Publishing Group owns and operates 27 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Our corporate offices are located at 725 Broad Street, Augusta, Georgia, 30901 and our telephone number at this address is 706-724-0851.

For the year 2006, our newspapers had unaudited average daily and average Sunday paid circulation of approximately 640,000 and 720,000, respectively.

Our largest newspapers are The Florida Times-Union, Jacksonville, Florida, The Augusta Chronicle, Georgia, The Topeka Capital-Journal, Kansas, Savannah Morning News, Georgia, Lubbock Avalanche-Journal, Texas and Amarillo Globe-News, Texas, which together account for approximately 67% of our average daily circulation and 76% of our average Sunday circulation.

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

Our total operating revenue for 2006 was $475.2 million and has ranged between $433.4 million and $465.1 million over the previous four years.

We have two primary sources of revenue: advertising and circulation. In 2006, the advertising source, including both print and online, represented 81.9% of total operating revenues. We are constantly working to maximize our competitive advantage to grow our advertising revenues. Retail, classified and national advertising revenue represented 51.5%, 42.2% and 6.3%, respectively, of our total 2006 advertising revenue.

Online advertising revenue, included in all advertising categories above, represented 8.3% of our total 2006 advertising revenue. The average number of page views per month from all of our newspaper Web sites was 64.5 million in 2006, up from 55.8 million in 2005.

Advertising revenue is primarily determined by the linage, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and readership. Circulation revenue is based on the number of newspapers sold.

During 2006, the circulation source represented 14.7% of total operating revenue. Our other revenues consist primarily of commercial printing, other online revenue, licensing fees and other miscellaneous revenue. Commercial printing revenue represented 2.1% of total operating revenue.

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

In 2005, we launched Bluffton Today, a free daily newspaper, in Bluffton, South Carolina. This publication was a vehicle for new innovations in daily newspaper and Web publishing, with much of the content being user contributed. We are using Bluffton Today’s focus on reader participation as a model for the Savannah Morning News’ and the North Augusta Today’s new next-generation Web sites and the future next-next generation Web sites at many of our other Morris Publications.

Industry background

Key revenue drivers

The newspaper industry is reported to generate annual revenues of approximately $60.2 billion primarily based on advertising and circulation. On average, 82% of its total revenue is derived from print and online advertising, while 18% comes from circulation. Approximately 79% of all newspaper revenue is from the print advertising media.

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

There are three major classifications of newspaper advertising: retail, classified, and national:

•
Retail advertising, also called local advertising, makes up approximately 45% of total newspaper advertising. Department and discount stores, grocery and drug stores, and furniture and appliance stores are the main advertisers in this category.

•	Classified advertising includes employment, real estate, automotive and other categories, and comprises approximately 35% of total advertising; it is the most cyclical type of newspaper advertising.
•
National advertising, also known as general advertising, includes manufacturers’ product advertising, travel and resorts. This category is the smallest, comprising approximately 20% of the total, and carries the highest rates.

Online advertising revenue, included in all three categories above, makes up approximately 4% of total newspaper advertising.

In recent years, newspapers in general have been reported to have increased advertising revenue but lost advertising market share. In 1994, the newspaper industry was reported to capture $34.1 billion in advertising revenue and to have garnered a 22.8% share of advertising market expenditures; revenue was reported to rise to $49 billion in 2005, but advertising market share was reported to decline to approximately 17.0% in 2005.

While newspapers may continue to lose advertising market share to other media, newspapers should remain competitive given that we believe:

•	Newspapers are the medium most people use to check advertising before they make their purchases,
•	Newspapers carry more local news than other media, and
•	Newspapers claim the largest share of local advertising,

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

Newsprint: Newsprint costs represent approximately 10-15% of newspapers’ total revenues. Newspapers continue to face volatile newsprint prices, since changing supply and demand factors typically control its pricing. Since 1990, quarterly average newsprint costs ranged from $436 to $632 per metric ton and averaged $541 per metric ton during the same period.

In the first half of 2001, newsprint prices in the U.S. were at their highest point since mid-1996. Prices dropped to their lowest level in a decade in mid-2002, but have trended upward since then. Newsprint prices increased by almost 9.3% on average during 2006 and 10.9% on average in 2005 compared to 2004. Newsprint prices are expected to decrease from 5.5% to 6.5% in 2007.

Circulation and Readership

Circulation is important to the newspaper industry in two ways. From an editorial perspective, increased circulation demonstrates the quality of the editorial product and the demand for the paper from readers. From a revenue perspective, advertisers are willing to pay higher rates for greater reach.

The newspaper industry has faced circulation and readership declines since the 1980s. Over the past 25 years, the total number of daily newspapers in the United States has decreased from 1,745 in 1980 to 1,452 in 2005. The drop is largely due to a decline in evening newspapers, principally because of the emergence of nightly news broadcasts, 24-hour news channels, and the Internet. The total number of morning newspapers has doubled and Sunday newspapers have increased by 80%.

The advertising recession over the past three years has driven publishing companies to significantly reduce their operating costs. Consequently, the industry is experiencing a trend toward consolidation. By owning multiple properties in specific markets, newspaper publishers can spread costs and achieve greater efficiencies.

Telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry and regulations, have had an impact on our ability to source subscriptions through telemarketing. Previously, an estimated 70% of our new starts came from telemarketing. We have begun several programs to offset the effect of this legislation. We are focusing on retaining current customers through stronger retention efforts, which include increased customer service, lengthening the subscription periods for new and existing customers, and new payment methods. We have increased our circulation sales efforts on kiosk sales, and newspaper-in-education programs, while also looking toward other methods (direct mail, etc.) Now telemarketing accounts for about 38% of our new order starts.

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

Approximately 40% percent of Internet users looking for local news are reported to turn to online newspapers.

The majority of local online advertising dollars comes from classifieds, with the Internet accounting for about 13-15% of all help wanted revenues.

Industry and market data

Unless otherwise indicated, information contained in this report concerning the newspaper industry, our general expectations concerning the industry and our market position and market share within the industry are derived from data from various third party sources as well as management estimates. Management’s estimates are derived from third party sources as well as data from our internal and proprietary research and from assumptions made by us, based on such data and our knowledge of the newspaper industry which we believe to be reasonable. We have not independently verified any information from third party sources and cannot assure you of its accuracy or completeness. Our internal research has not been verified by any independent source. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties, and is subject to change based on various factors, including those discussed under the caption “Risk factors” in this report.

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

Our strategy is to be the pre-eminent source of news, information, and advertising in our markets by:

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

•
“N2” process implementation. We are aggressively pursuing innovation as the key to meeting the changing needs of consumers and customers in all of our markets. As one of our most important 2007 initiatives, we have embraced “N2-The Newspaper Next” approach developed by the American Press Institute and industry collaborators nationwide. Developing the industry's most aggressive corporate implementation program that we know of, we have committed to driving the N2 process out to every level of our company in 2007 and ramping up the development of new media models across all of our markets in the years to come.

•
Enhancing our Web sites to complement our daily newspapers. To further support our readership and revenue growth initiatives, we have made a substantial commitment to enhancing our local Web sites that complement all of our daily newspapers. We intend to move beyond the "online newspaper" model to become the center of online community, featuring powerful new search tools, user-driven content and an integrated view of a local commercial marketplace. The Web site and the newspaper play complementary, non-competing roles in the process of informing and facilitating community and the Web site features profiling and social networking tools designed to engage a younger, more active audience, implementing user registration across our newspaper websites.

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

We have purchased a new printing press for our Savannah plant, which will produce higher quality color, improve printing efficiency and give us more printing flexibility. The press is scheduled to be in production by the fall of 2007. This press will be used to print most of our Savannah Morning News’ products, Bluffton Today, and enable us to meet and exceed the printing needs of our commercial print customers.

•
Focusing on cost control. We now have all our newspapers live on SAP Financials, the entire company on a Web-based timekeeping system, one HR/Payroll system, and two newspapers on the SAP Media system, both circulation and advertising, and The Augusta Chronicle and Skirt! magazines on the SAP advertising system.

We have implemented a centralized call center for subscriber complaints and are taking calls for Augusta, Savannah, Topeka, Juneau, St. Augustine, Bluffton and Athens and as we implement the media platform, we will continue to add newspapers to our centralized call center.

We currently have all of our daily newspapers on a retention-calling program.

Our centralized purchasing group has put into place companywide purchasing programs that allow our various businesses to purchase goods and services at reduced rates. Quite simply our move to shared services is paying off with lower costs of operations, both labor and materials, and our platform is providing us better information than ever that we use to more effectively manage our business.

•	Some 2006 initiatives include:

▪
Creation of a next-generation Web product at the Savannah Morning News that engages new users in new ways. This next-generation Web site was built on what we have learned from the community driven BlufftonToday.com.

▪	Integration of Morris’ online/newsroom operations.

▪	Implementation of a Companywide database-driven information publishing and blogging platform.

▪	Implementation of a Feed Management System, with potential for marketplace sales.

▪	Creation of Spotted, the hottest new photo and video blogging tool on the market.

▪	Implementation of the ABC Sales Model at all the newspapers, leading to increased revenues.

▪	Implementation of an email marketing solution to sell print newspaper subscriptions.

▪
Entered into licensing agreement with Netlook, Inc. for Car Paper and Career Paper which allows the Florida Times-Union to publish the two free distribution publications and include content on its Web site, Jacksonville.com.

•	Some 2007 technology initiatives include:

▪	Joining a recently formed newspaper consortium partnering with Yahoo!, Inc. that will allow Morris newspapers to reach a global community of Yahoo! Online users.

▪	Creation of a next-next generation Web site platform capable of “self-generation”.

▪	Creation of an Ad Pay self-service classified platform, integrating web-to-print sales and producing higher ad order entry revenues.

▪	Use of video in the classified categories and as part of the newsgathering process.

▪	Implementation of a “Before-and-After” Spotted Program to support new service-category revenue streams.

▪	Newspaper’s Web sites’ to solicit new national ad sales.

▪	Creation of a digital design studio to assist our Web sites in design processes.

▪	Creation and/or implementation of wireless and push technologies.

▪	Implementation of a new search platform capable of competing with Google-quality search.

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

Strategic acquisitions

We may, from time to time, seek strategic or targeted investments, including newspaper acquisitions and dispositions and, in that regard, we periodically review newspaper and other acquisition candidates that we believe are underperforming in terms of operating cash flows, are in the same geographic region as one of our existing newspapers where we can achieve an efficient operating cluster of newspapers, or otherwise present us with strategic opportunities for growth. Acquisitions would be made in circumstances in which management believes that such acquisitions would contribute to our overall growth strategy, whether through revenue growth or cost reduction opportunities, and represent attractive values based on price. In addition, we may, in connection with such acquisitions, or otherwise, dispose of or realign our newspapers. This could be accomplished by dispositions, swaps, the exchange of one newspaper for another newspaper, or arrangements in which we and others may contribute newspaper properties to be owned and operated through a joint venture. We may not control such joint ventures and any contribution of assets to a joint venture may reduce our ability to access cash from those assets contributed to the joint venture. Morris Publishing currently has no commitments with respect to any material acquisitions, dispositions or joint ventures.

Newspapers

The following table sets forth our 27 daily newspapers and their Web sites:

Daily newspaper markets	Publication	Web site

Alaska
Juneau	Juneau Empire	juneauempire.com
Kenai	Peninsula Clarion	peninsualclarion.com

Arkansas
Conway	Log Cabin Democrat	thecabin.net

Florida
Jacksonville	The Florida Times-Union	jacksonville.com
St. Augustine	The St. Augustine Record	staugustine.com
Winter Haven	News Chief	polkonline.com

Georgia
Athens	Athens Banner-Herald	onlineathens.com
Augusta	The Augusta Chronicle	augustachronicle.com
Savannah	Savannah Morning News	savannahnow.com

Kansas
Dodge City	Dodge City Daily Globe	dodgeglobe.com
Newton	The Newton Kansan	thekansan.com
Pittsburg	The Morning Sun	morningsun.net
Topeka	The Topeka Capital-Journal	cjonline.com

Michigan
Hillsdale	Hillsdale Daily News	hillsdale.net
Holland	The Holland Sentinel	hollandsentinel.com

Minnesota
Brainerd	Brainerd Dispatch	brainerddispatch.net

Missouri
Hannibal	Hannibal Courier-Post	hannibal.net
Independence	The Examiner	examiner.net

Nebraska
Grand Island	The Grand Island Independent	theindependent.com
York	York News-Times	yorknewstimes.com

Oklahoma
Ardmore	The Daily Ardmoreite	ardmoreite.com
Shawnee	The Shawnee News-Star	news-star.com

South Carolina
Bluffton	Bluffton Today	blufftontoday.com

South Dakota
Yankton	Yankton Daily Press & Dakotan	yankton.net

Tennessee
Oak Ridge	The Oak Ridger	oakridger.com

Texas
Amarillo	Amarillo Globe-News	amarillo.com
Lubbock	Lubbock Avalanche-Journal	lubbockonline.com

The following daily newspapers are in our six largest markets, which together account for approximately 67% of our average daily circulation:

Jacksonville. The Florida Times-Union, which we have operated since 1983, is our largest newspaper and serves the Jacksonville, Fla., designated market area of approximately 479,000 households with a population of approximately 1.3 million. Moreover, an estimated 38% of north Floridians in this market read The Florida Times-Union daily, 55% read The Florida Times-Union on Sunday and 67% read The Florida Times-Union at least once in seven days. In this market, we publish various niche publications such as Discover Jacksonville, a newcomer’s guide; Water’s Edge, a lifestyle publication for affluent readers; and the St. Johns Sun, a community newspaper created to serve the area of North St. Johns County. We also publish three contract military publications, two of which have been awarded the highest Navy awards for excellence.

In July 2006, the Company entered into two license agreements for Car Paper and Career Paper which allows us to publish the two free distribution publications and include their content on our Jacksonville-based newspaper Web site, Jacksonville.com.

Augusta. The Augusta Chronicle, which we have operated since the early 1940s, is our second largest newspaper and serves the Augusta, Ga., community of approximately 190,000 households with a population of approximately 517,000. We expect continued growth in Augusta, through a city magazine, and a variety of targeted niche publications, as well as in the surrounding communities, through the purchase in 2006 of The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone weekly newspapers. We also own and publish The News and Farmer, a weekly newspaper serving Louisville, Ga., and The McDuffie Mirror, a weekly publication serving Thomson, Ga. Additional publications include a women’s magazine and a family magazine. During the first quarter 2007, we began publishing a free weekly community newspaper, the North Augusta Today (S.C.), along with starting up NorthAugustaToday.com, an online daily companion to the printed newspaper.

Topeka. The Topeka Capital-Journal, which we have operated since 1995, serves the Topeka, Kan., community of approximately 96,000 households with a population of approximately 229,000. Through marketing partnerships with other Morris Communications subsidiaries, and through the development of more products such as Rock Kansas, At Home, and CJExtra, The Topeka Capital-Journal continues to be the primary news and advertising source in this market.

The Topeka Capital-Journal also publishes a wide variety of books aimed at serving the community and its visitors, including a pictorial history of Topeka as well as several publications devoted to the University of Kansas sports teams. CJ Online, our online counterpart to The Topeka Capital-Journal, averages over 7.1 million page views per month and has generated over $2.9 million in advertising revenues annually. CJ Online has won several prestigious awards, including being named the best newspaper Internet site by the Newspaper Association of America and Editor & Publisher magazine.

Savannah. The Savannah Morning News, which we have operated since the 1960s, serves the Savannah, Ga., community of approximately 115,000 households with a population total of approximately 312,000. During 2004 the newspaper relocated to its new facilities near Savannah leased from a related third party. The 245,000-square-foot facility, which includes a 145,000-square-foot production facility, has enhanced newspaper and commercial printing capabilities along with substantial improvements in its packaging and distribution capabilities. A new printing press that will produce higher quality color, improve printing efficiency and give us more printing flexibility will be in production by the fall of 2007.

Lubbock. The Lubbock Avalanche-Journal, which we have operated since 1972, serves the Lubbock, Texas, community of approximately 99,000 households with a total population of approximately 262,000. Lubbock Online, our online counterpart to The Lubbock Avalanche-Journal, averages over 5.4 million page views per month and has generated over $3.0 million in advertising revenue annually.

Amarillo. The Amarillo Globe-News, which we have operated since 1972, serves the Amarillo, Texas, community of approximately 84,000 households with a population of approximately 241,000.

The following table sets forth our nondaily publications and visitor publications, most of which are in close proximity to daily newspaper markets:
Market	Publication

Non-daily newspapers

Alaska
Homer	Homer News
Juneau	Capital City Weekly

Florida
Jacksonville	My Clay Sun*, Shorelines Sun, St. Johns Sun, Nassau Sun, Mandarin Sun, Westside Sun, Southside Sun, Arlington Sun, Northside Sun

Georgia
Martinez	The Columbia County News Times
Thomson	The McDuffie Mirror
Louisville	The News and Farmer and Wadley Herald/The Jefferson Reporter
Sylvania	Sylvania Telephone
Savannah	Bryan County Now*

Kansas
Dodge City	La Estrella
Girard	The Girard Press

Minnesota
Pequot Lakes	Lake Country Echo
Pine River	Pine River Journal

South Carolina
Barnwell	The People-Sentinel
Edgefield	The Citizen News
Hampton	The Hampton County Guardian
Hardeeville	Hardeeville Today
North Augusta	North Augusta Today (NorthAugustaToday.com)*
Ridgeland	Jasper County Sun

South Dakota
Vermillion	Vermillion Plain Talk

Visitor publications

Florida
St. Augustine	Best Read Guide

Georgia/South Carolina
Savannah/Hilton Head	Best Read Guide

Texas
Amarillo	Best Read Guide
Lubbock	Frenship Today*

*launched in first quarter 2007

The following table sets forth our city and other magazines:

Market	Publication

City magazines

Florida
Jacksonville	Water's Edge

Georgia
Athens	Athens Magazine
Augusta	Augusta magazine
Savannah	Savannah Magazine

Other magazines

Florida
Jacksonville	Skirt! magazine
Jacksonville	H Magazine: The Pulse of Today's Health
St. Augustine	Eco Latino
Winter Haven	Her Voice

Georgia
Athens	Events
Atlanta	Skirt! Magazine*
Augusta	Skirt! magazine
Augusta	Augusta Family Magazine
Savannah	Skirt! magazine
Savannah	Savannah Coastal Parent
Savannah/Hilton Head	Coastal Antiques and Art
Savannah/Hilton Head/Bluffton	Coastal Senior

Michigan
Allegan	West Michigan Senior Times
Hillsdale	Her Voice

Minnesota
Brainerd	Her Voice

Nebraska
Grand Island	Her Voice

North Carolina
Charlotte	Skirt! magazine

South Carolina
Charleston	Skirt! magazine
Columbia	Skirt! magazine

Tennessee
Knoxville	Skirt! Magazine*
Knoxville	Senior Living

*Licensed to third party

In addition, Morris Publishing circulates the following free community publications as part of its strategic initiative to maximize penetration in certain markets:

Market	Publication

Florida
Auburndale	Auburndale Shopper
Haines City	Ridge Shopper
Jacksonville	Car Paper*
Jacksonville	Career Paper*
Lake Wales	Lake Wales Shopper
Winter Haven	Polk Shopper

Kansas
Dodge City	The Shopper’s Weekly

Michigan
Allegan	Flashes Shopping Guide
Holland	Flashes Shopping Guide
Jonesville	Tip-Off Shopping Guide
Kalamazoo	Flashes Shopping Guide
Lakeshore	Flashes Shopping Guide
Zeeland	Flashes Shopping Guide

Minnesota
Pequot Lakes	Echoland Shopper
Pine River	Piper Shopper

Missouri
Oak Grove	Town & Country Extra

Nebraska
Grand Island	Trade West
York	Trade & Transactions

South Carolina
Ridgeland	The Jasper Shopper

South Dakota
Yankton	Missouri Valley Shopper
Vermillion	The Broadcaster

* Licensed from a third party

In addition, Morris Publishing owns Flashes Publishing, a commercial printing operation located in Michigan, which also publishes the Holland Sentinel daily newspaper and the Flashes Shopping Guides. Morris Publishing also owns the Broadcaster Press in Vermillion, South Dakota. During 2007, The Shawnee News-Star started its own in-house advertising agency, Redlands Marketing, which assists customers in growing their businesses.

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

As compensation for these services, Morris Communications is entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business (such allocations to be based upon time and resources spent on the management of our business by Morris Communications).

In addition, as part of the initiatives to develop the Shared Services Center and technological platform, we currently pay the lesser of our allocable share (based upon usage) of the actual costs of operations of MStar Solutions or 2.5% of Morris Publishing’s total annual net operating revenues. Prior to the amendment to the services contract in 2005, Morris Publishing had expensed its allocable share (based upon usage) of the actual costs of operations of MStar Solutions.

The amended services agreement will terminate in 2013 on the due date of the senior subordinated bonds. Morris Communications may terminate the agreement if Morris Publishing fails to pay the fees or experiences a change in control. We may terminate the agreement if Morris Communications fails to cure a material breach, performs dishonestly, files bankruptcy, or in certain other events.

Employee-relations

Morris Publishing employs approximately 3,348 full-time and 834 part-time employees, none of whom is covered by collective bargaining agreements. We believe that our relations with our employees are generally good.

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

Regulatory matters

➢	FCC ownership rules

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

In September 2003, the FCC released a decision relaxing many of its ownership restrictions. However, in June 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes. The Court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new ownership rules that the agency had adopted in September 2003. As a result, the ownership restrictions in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the remand proceedings and/or possible legislative intervention. However, the Third Circuit subsequently allowed certain of the Commission’s 2003 changes concerning local radio ownership to go into effect.

In July 2006, the FCC issued a Further Notice of Proposed Rulemaking (the “Further Notice”), to solicit comment on the issues remanded by the Third Circuit and to fulfill the Commission’s obligation to review its media ownership rules every four years. Extensive comments have been filed, and the proceeding remains pending before the FCC.

The discussion below reviews the changes relevant to us contemplated in the FCC’s 2003 decision, the Third Circuit’s response to those FCC’s rule revisions, and the issues set forth in the Further Notice.

➢	Local Radio Ownership Limit

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

In addition, the agency determined to make radio station joint sales agreements (“JSAs”) attributable under the local ownership rule if the brokering party sells more than 15 percent of the brokered station’s advertising time per week and owns or has an attributable interest in another broadcast station in the local market. The Third Circuit also agreed to lift its stay with respect to this aspect of the revised rules. Existing JSAs that result in attribution and cause the brokering station to exceed the ownership limits were grandfathered until September 2006; however, as discussed below, Morris was granted an extension of this deadline to permit continuation of a JSA in Amarillo, Texas that would have otherwise caused Morris to exceed the limits.

➢	Cross-Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The cross-media limits adopted by the FCC in 2003 would have supplanted both rules with three categories of restrictions based on the number of full-power television stations in the market. The Third Circuit remanded the new cross-media limits to the Commission for further consideration, leaving the previous restrictions in place. The Further Notice seeks comment on a number of issues relating to cross-media ownership, including whether, and if so, how, the Commission should attempt to measure diversity in local markets and what, if any, limitations the FCC should maintain.

A Morris Communications subsidiary currently hold licenses for radio stations pursuant to waivers of the newspaper/broadcast ban in several of Morris Publishing’s newspaper markets. In Topeka, Kansas, the FCC has granted Morris a waiver of the cross-ownership restriction that permits Morris Publishing to publish Topeka Capital-Journal while an affiliate serves as the licensee of WIBW(AM) and WIBW-FM, both of which are licensed to Topeka, pending the final outcome of the agency’s remand proceeding and any related judicial review. A similar waiver allows Morris Publishing to publish the Amarillo (Texas) Globe-News while an affiliate serves as licensee of KGNC (AM) and KGNC-FM, both licensed to Amarillo.

A subsidiary of Morris Communications currently has a Joint Sales Agreement (“JSA”) with KXGL (FM), also licensed to Amarillo, pursuant to which it sells more than 15 percent of KXGL’s weekly advertising time. Such radio JSA arrangements became attributable for certain purposes under the FCC’s ownership rules on September 3, 2006. On September 1, 2006, however, the Commission issued a decision stating that Morris need not terminate the KXGL (FM) JSA until six months after completion of the ownership proceedings on remand.

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

If the revised media ownership rule changes adopted by the Commission in 2003 are modified through the agency’s remand proceeding, further judicial review, or congressional action, Morris Communications and Morris Publishing may be required to divest either their radio stations or their newspaper interests in one or more of these markets. Further, FCC cross-ownership rules may have the effect of preventing Morris Communications from pursuing or consummating a newspaper acquisition that our management would have otherwise pursued in markets in which Morris Communications owns radio stations.

The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations or policies. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, materially adversely affect the operation and ownership of Morris Publishing. More generally, Congress and federal regulatory agencies consider proposals for additional or revised regulations and requirements from time to time. We cannot predict the effect of existing and proposed federal legislation, regulations or policies on our business or operations. Also, several of the foregoing matters are now, or may become, the subject of litigation, and wecannot predict the outcome of any such litigation or the effect on our business.

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

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners or operators’ releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of regulated materials at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Many of our facilities have never been subjected to Phase I environmental audits or assessments. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

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

Item 1A—Risk Factors

➢ The risks relating to our business and our industry, which could cause our operating results and financial condition to be materially adversely affected, are described below:

A decline in advertising revenue, our largest source of revenue, would adversely affect us.

A primary source of our revenue is advertising. For 2006 and 2005, advertising revenues, which include retail, national and classified advertising revenues, constituted approximately 81.9% and 81.3%, respectively, of our total operating revenues. A reduction in demand for advertising could result from:

•	a general decline in economic conditions;

•
a decline in economic conditions in particular markets where we conduct business, and in particular the Jacksonville, Florida market where we derived approximately 31.8% of our revenues for the year ending December 31, 2006;

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

Newsprint, ink and supplements are the major components of our cost of raw materials. Newsprint, ink and supplements were 12.6%, 12.0%, and 11.8% of our total operating revenues in 2006, 2005, and 2004, respectively. Historically newsprint prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in newsprint prices. We have no long-term supply contracts and we have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. In addition, substantial increases in labor or health care costs could also affect our operating results.

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

Currently five of the six directors on the boards of directors of Shivers Trading & Operating Company, Morris Communications and each of their subsidiaries (including our board) are members of the Morris family and the sixth is Craig S. Mitchell who is also the Senior Vice President - Finance, Secretary and Treasurer of Shivers Trading & Operating Company, Morris Communications and each of their subsidiaries. Mr. Mitchell serves at the pleasure of the Morris family. None of these boards has an audit committee with “independent” directors and will not necessarily have as a member a “financial expert” as defined under the rules of the Commission as a result of the Sarbanes-Oxley Act of 2002. We have been advised that the Morris family does not plan to appoint any non-family members to any such boards, other than the current single existing non-family member director, or any “independent” directors. No member of any such board of directors has been elected, or is anticipated to be elected, to represent the interests of the holders of the notes.

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

The unavailability for any reason of the managerial services presently provided by the Morris family (particularly our chairman William S. Morris III and our chief executive officer William S. Morris IV) to Morris Publishing, could be disruptive to our business for some period of time. While we have been advised that the Morris family has no intention to engage in a transaction that would lead to a change of control of Shivers Trading & Operating Company, Morris Communications or Morris Publishing, no assurances can be given that future events or other circumstances may not arise that would lead to a possible change of control.

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

•
In the ordinary course of our business, we may sell or purchase goods and services from our affiliates, such as radio or outdoor advertising and promotions, space in hotels owned by affiliates, or farm products from farms owned by affiliates, on terms that we determine to be comparable to transactions with unrelated third parties.• We may provide loans to Morris Communications or its subsidiaries. Any such loans may utilize borrowing capacity under our credit facilities that may otherwise have been available for our business purposes. It is expected that the principal external source of liquidity for Morris Communications and its other subsidiaries will be loans by or distributions from Morris Publishing.

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

Rules of the Federal Communications Commission, or FCC, limit the cross-ownership of a broadcast radio station and a newspaper in the same market. Morris Communications owns other subsidiaries which own radio broadcast licenses that are subject to regulation by the FCC. These subsidiaries currently hold, under waivers granted by the FCC, radio broadcast licenses in two of Morris Publishing’s newspaper markets: Amarillo, Texas and Topeka, Kansas. A Morris subsidiary is party to a radio Joint Sales Agreement (“JSA”) in Amarillo as well. A subsidiary of Morris Communications also received a 12 month waiver (which has expired and for which a request for extension is pending) to hold a radio broadcast license for a station it acquired with a service contour that includes Newton, Kansas - another Morris newspaper market. In 2003, the FCC adopted ownership rules that would permit cross-ownership of a broadcast radio station and a newspaper in the same market in many instances, but these rules were challenged in the U.S. Court of Appeals for the Third Circuit, which remanded the rules to the FCC and stayed the rules’ effective date. In July 2006, the FCC issued a Further Notice of Proposed Rulemaking (the “Further Notice”), to solicit comment on the issues remanded by the Third Circuit and to fulfill the Commission’s obligation to review its media ownership rules every four years. When new ownership rules become effective upon completion of the remand proceedings, Morris may be able to hold the radio broadcast licenses discussed above without waivers. If, however, the Commission or Congress decides to enact more restrictive multiple or cross ownership rules and to require divestiture of noncompliant combinations, Morris Communications and Morris Publishing might need to divest either their radio broadcast station holdings or their newspaper interests in these markets. Further, FCC cross-ownership rules may have the effect of preventing us from pursuing or consummating a newspaper acquisition that our management would have otherwise pursued in markets in which Morris Communications owns radio stations.

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

The FTC Do Not Call rule has adversely affected and will continue to affect our ability to sell newspaper subscriptions by telephone marketing.

➢ Risks relating to the notes are as follows:

Our substantial indebtedness could adversely affect our business and prevent us from fulfilling our obligations under the notes.

We have a substantial amount of indebtedness. As of December 31, 2006, we had $524 million of debt outstanding, consisting of approximately $224 million of senior debt and $300 million of senior subordinated notes. In addition, the indenture governing the notes and our new credit facilities allow us to incur substantial additional indebtedness in the future. As of December 31, 2006, we had $119.8 million available to borrow under the most restrictive covenants of our senior credit facilities. Our substantial indebtedness may have important consequences, including:

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

If we fail to comply with any of these tests, the lenders have the right to cause all amounts outstanding under our credit facilities to become immediately due. If this was to occur, and the lenders decide to exercise their right to accelerate the indebtedness, it would create serious financial problems for us and could lead to an event of default under the indenture governing the notes. In such an event, we cannot assure you that we would have sufficient assets to pay amounts due on the notes. As a result, you may receive less than the full amount you would be otherwise entitled to receive on the notes. Any of these events could have a material adverse effect on our business, financial condition and results of operations. Our ability to comply with these restrictions, and any similar restrictions in future agreements, depends on our operating performance. Since our performance is subject to prevailing economic, financial and business conditions and other factors that are beyond our control, we may be unable to comply with these restrictions in the future.

A note holder’s right to receive payments on the notes is junior to our existing senior indebtedness and the existing senior indebtedness of the subsidiary guarantors and possibly all of our and their future indebtedness and our credit facility will have the benefit of guarantees by Morris Communications and certain of its subsidiaries.

The notes and the subsidiary guarantees are subordinated in right of payment to the prior payment in full of our and the subsidiary guarantors’ respective current and future senior indebtedness, including our and their obligations under our credit facilities. As of December 31, 2006, the notes were subordinated to approximately $224 million of senior indebtedness, not including $119.8 million of senior debt that is available for borrowing under our credit facilities. As a result of the subordination provisions of the notes, in the event of the bankruptcy, liquidation or dissolution of us or any subsidiary guarantor, our assets or the assets of the applicable subsidiary guarantor would be available to pay obligations under the notes and our other senior subordinated obligations only after all payments had been made on our senior indebtedness or the senior indebtedness of the applicable subsidiary guarantor. Sufficient assets may not remain after all of these payments have been made to make any payments on the notes and our other senior subordinated obligations, including payments of interest when due. In addition, all payments on the notes and the subsidiary guarantees are prohibited in the event of a payment default on our senior credit facilities, and may be prohibited in any future senior indebtedness.

All obligations under the senior credit facilities are guaranteed by Morris Communications and certain of its subsidiaries and such guarantees are secured with substantially all of their assets.

The notes and the subsidiary guarantees are effectively subordinated to all of our and our subsidiary guarantors’ secured indebtedness and all indebtedness of our non-guarantor subsidiaries.

The senior subordinated notes are not secured. The lenders under our senior credit facilities are secured by liens on substantially all of our and our subsidiaries’ assets and by a pledge of the stock of all of the subsidiary guarantors. If we, Morris Communications or any of the subsidiary guarantors declare bankruptcy, liquidate or dissolve, or if payment under the credit facilities or any of our other secured indebtedness is accelerated, our secured lenders are entitled to exercise the remedies available to a secured lender under applicable law and have a claim on those assets before the holders of the notes. As a result, the notes are effectively subordinated to our and our subsidiaries’ secured indebtedness to the extent of the value of the assets securing that indebtedness, and the holders of the notes would in all likelihood recover ratably less than the lenders of our and our subsidiaries’ secured indebtedness in the event of our bankruptcy, liquidation or dissolution. As of December 31, 2006, we had $224 million of secured indebtedness outstanding, not including $119.8 million of additional secured indebtedness that would have been available for borrowing under the most restrictive covenants of our senior credit facilities.

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

The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a subsidiary guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

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

State	City	Press Lines	Sq. Ft.

Alaska:	Homer	0	2,418
	Kenai	1	19,307
	Juneau	1	55,045
Arkansas:	Conway	1	20,431
Florida:	St. Augustine	1	55,264
	Jacksonville	4	328,106
	Winter Haven	2	24,399
Georgia:	Athens	1	110,000
	Augusta	1	159,758
	Louisville	0	2,500
	Savannah*	2	145,000
	Savannah*	0	46,746
Kansas:	Topeka	1	153,467
	Pittsburg	1	13,950
	Newton	1	10,304
	Dodge City	1	23,700
Michigan:	Allegan	2	48,000
	Hillsdale	1	11,552
	Holland	0	23,919
Minnesota:	Brainerd	1	25,500
	Pine River	0	1,750
	Pequot Lakes	0	4,563
Missouri:	Hannibal	1	18,602
	Independence	1	32,000
Nebraska:	York	0	5,950
	Grand Island	1	28,680
Oklahoma:	Ardmore	1	51,339
	Shawnee	1	30,958
South Carolina:	Ridgeland	0	1,500
South Dakota:	Vermillion	1	7,200
	Yankton	1	13,778
Tennessee:	Oak Ridge	1	29,700
Texas:	Amarillo	1	84,251
	Lubbock	1	160,644

Item 3—Legal Proceedings

From time to time, we are involved in litigation in the ordinary course of our business. In our opinion, the outcome of any pending legal proceedings will not have a material adverse impact on our financial position or results of operations.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5—Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

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

The selected historical financial data of Morris Publishing set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The consolidated statement of income and other operating and financial information data for each of the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report.

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

	Years ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Consolidated statement of income data
Operating Revenues:
Advertising	$389,345	$378,338	$367,560	$348,798	$342,976
Circulation	69,691	70,615	70,197	71,519	71,906
Other	16,119	16,154	17,977	18,093	18,480
Total operating revenues	475,155	465,107	455,734	438,410	433,362
Operating expenses:
Labor and employee benefits	176,163	176,832	177,905	172,261	162,540
Newsprint, ink and supplements	59,901	55,932	53,848	50,608	48,815
Other operating costs	131,125	127,688	121,353	115,434	110,059
Depreciation and amortization	21,432	21,965	21,097	20,535	23,627
Total operating expenses, prior to the net pre-tax gain on sales of fixed assets	388,621	382,417	374,203	358,838	345,041
Net pre-tax (gain) loss on sales of fixed assets	(13)	(4,810)	(181)	323	(208)
Total operating expenses	388,608	377,607	374,022	359,161	344,833
Operating income	86,547	87,500	81,712	79,249	88,529
Other expense (income):
Interest expense, including amortization of debt issuance costs (a)	37,059	35,662	32,281	26,088	25,056
Loss on extinguishments of debt (b)	-	986	-	5,957	-
Interest income (c)	(70)	(120)	(1,249)	(122)	(21)
Other, net	(381)	(94)	678	(260)	416
Total other expense, net	36,608	36,434	31,710	31,663	25,451
Income before income taxes	49,939	51,066	50,002	47,586	63,078
Provision for income taxes	19,664	19,776	19,694	18,744	24,758
Net income	$30,275	$31,290	$30,308	$28,842	$38,320
Consolidated balance sheet data at period end
Total assets	$428,843	$448,069	$461,191	$447,125	$437,287
Goodwill and other intangibles, net of accumulated amortization	200,661	201,485	207,045	211,811	215,680
Total long-term debt and capital lease obligations	521,813	521,000	550,000	525,000	516,000
Loan receivable from Morris Communications (c)	23,153	15,655	1,500	-	-
Member’s deficiency in assets	$(195,535)	$(175,312)	$(189,136)	$(169,461)	$(153,909)
Other operating and financial information data
Earnings to fixed charges (d)	2.3x	2.4x	2.5x	2.8x	3.5x
Pro forma earnings to fixed charges (e)	-	-	-	2.5x	3.0x
Operating margin (f)	17.9%	18.8%	17.9%	18.1%	20.4%
Dividend declared and recorded to parent company (b) (g)	$43,000	$1,811	$50,000	$-	$-

a.
Prior to August 7, 2003, we were charged corporate interest and amortization expense based on the corporate debt and related deferred debt cost allocations of Morris Communications to Morris Publishing. The allocated portion of Morris Communications’ debt is presented as long term debt at December 31, 2002. Interest expense, including amortization of debt issuance costs, related to this debt was $14,019 and $25,056 for the years ended December 31, 2003 and 2002, respectively.

b.
On August 7, 2003, we repaid our intercompany debt due to our parent, Morris Communications, which in turn repaid its existing senior secured credit facilities. As a result, we incurred non-cash financing loss on extinguishment of debt of approximately $5,957 related to the write-off of the unamortized deferred loan costs. Prior to this repayment, our debt due to our parent increased by $18,100, which borrowings were used to repay other indebtedness of our Parent. As a result, we recorded an $18,100 distribution to our parent.

c.
Since August 7, 2003, we have been permitted under our various debt arrangements to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. We are also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture. The interest-bearing portion of all loans from us to Morris Communications bears the same rate as the borrowings under our Credit Agreements. In 2005, based on the practice of settling a significant portion of the outstanding loan receivable balances with dividends, we began classifying the intercompany loan due from Morris Communications, net of the interest accrued on the loan, as contra equity in member’s deficiency in assets. Prior to 2005, we classified the intercompany loan as a current asset and the interest accrued on the loan as interest income. The interest accrued on these loans during 2006 and 2005, was $2,095 and $1,484, respectively.

d.
Earnings to fixed charges is defined as income before income taxes plus fixed charges, divided by fixed charges. Fixed charges are interest expense including amortization of debt issuance costs, plus one-third of rent expense.

e.
Our interest expense would have increased by $4,669 and $6,742, respectively, for the years ended December 31, 2003 and December 31, 2002, assuming we had issued our $300 million of 7% Senior Subordinated Notes Due 2013 at the beginning of such period.

f.	Operating margin is operating income as a percentage of total operating revenues.
g.
Prior to August 7, 2003, our cash was immediately transferred to Morris Communications, which used the cash to meet its and our obligations. The net amounts due from Morris Communications, which have been deemed distributions to Morris Communications were approximately $45,695 for the year, ended December 31, 2003.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6--Selected Financial Data, and with the consolidated financial statements that appear elsewhere in this Form 10-K.

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

Inventory —The cost of newsprint inventory is determined by the last-in, first-out method. At year end, the newsprint inventory is evaluated and adjusted to the lower of cost or market. Newsprint purchases are combined with those of other newspaper companies to obtain the best price available. We consider our relationship with newsprint producers to be good. We have not entered into any derivative contracts for newsprint.

Accounts receivable—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We assess, at least annually, the adequacy of our allowances for losses on accounts receivable using a combination of specific identification and the aging of accounts receivable. Payment in advance for some advertising and circulation revenue and credit background checks has assisted us in maintaining historical bad debt losses of less than 1.0% of revenue.

Fair Value of Financial Instruments—We estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable.The carrying amount of these items approximates fair value.

Long term debt. To estimate the fair value of our debt issues, which are not quoted on an exchange, we used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 2006, the fair value of the $300 million principal amount of senior subordinated notes was approximately $284 million and the fair value of the Tranche A term loan and revolving credit facility were estimated at $171 million and $47 million, respectively.

Goodwill and other intangibles—We have significant intangible assets recorded on our balance sheet and the inability to sustain profitable operations in our newspapers could result in a material impairment of our intangible assets in the future.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill and indefinite-lived assets for impairment on an annual basis or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment as a result of a continual decline in performance or as a result of fundamental changes in a market. We perform this evaluation on December 31st.

Goodwill is the excess of cost over fair market value of tangible net assets acquired and is not presently amortized. The estimated value of the reporting unit to which goodwill is allocated is determined using the greater of the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names), which have indefinite lives, are not currently amortized, the fair value of the mastheads and domain names is determined using an income or market multiple approach. The asset is considered impaired when the fair value of the intangible asset is less than its carrying value.

We have performed the required impairment tests of goodwill and indefinite-lived intangible assets as of December 31, 2006, which resulted in no impairments.

Revenue recognition— Advertising revenues are recognized when the advertisements are printed and distributed or when the advertisements are placed on our Web sites. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered.

Retiree health care benefits—We have significant retiree health care and disability benefit plan costs and obligations that are allocated from Morris Communications. Inherent in these allocations are key assumptions including projected costs, discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related retiree health care and health and disability costs or obligations may occur in the future because of changes resulting from fluctuations in our employee headcount and/or changes in the various assumptions.

Income taxes —We are a single member limited liability company and are not subject to income taxes. However, our results are included in the consolidated federal income tax return of Morris Communications. Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on our results. We have entered into a formal tax sharing agreement with Morris Communications, under which we are required to provide for our portion of income taxes. Under the terms of the agreement, we remit taxes for our current tax liability to Morris Communications. Accordingly, we recognize an allocation of income taxes in our separate financial statements in accordance with the agreement.

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

Contra equity account—Prior to 2005, we had reported the loan receivable from Morris Communications (see Note 1 to consolidated financial statements for the years ended December 31, 2006, 2005, and 2004) as a long-term asset on our balance sheets and had reported interest income related to the loan receivable in the statement of income. Based on the historical practice of our settling with Morris Communications a significant portion of the outstanding loan receivable balance with dividends, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified the loan receivable from Morris Communications as contra equity within member’s deficit. In 2005 and 2006, we also have recorded the interest income from this loan receivable as contra equity.

We did not reclassify this outstanding loan receivable balance from long-term asset to member’s deficit at December 31, 2004 or reclass the previously reported 2004 loan receivable interest income; as such amounts were considered immaterial.

Impact of recently issued accounting standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a retiree health plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after June 15, 2007, while the new measurement date is effective for fiscal years ending after December 15, 2008.  SFAS No. 158 requires that previously disclosed but unrecognized gains/losses, prior service costs, and transition obligations of a retiree health plan be recognized at adoption of SFAS No. 158 as a component of shareholder’s equity in accumulated other comprehensive income, net of applicable income taxes.

The measurement date for the Company’s retiree health plan obligations is currently the Company’s fiscal year-end so a change in measurement date is not needed. Had SFAS No. 158 been adopted at December 31, 2006, the Company’s accumulated other comprehensive income would have decreased by $1,016 and decreased member's deficit by $1,016.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), effective for fiscal years beginning after November 15, 2006. This bulletin addresses the diversity in practice in quantifying financial misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The adoption of SAB No. 108 did not impact the Company at December 31, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The Company is currently evaluating the impact upon adoption of Fin No. 48.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 were effective for reporting periods ending after December 15, 2005.

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

During 2006, advertising and circulation revenue represented 81.9% and 14.7%, respectively, of our total net operating revenue. Commercial printing revenue made up 2.1% of our total net operating revenue. Our advertising revenue consisted of 51.5% in retail, 42.2% in classified and 6.3% in national. Online advertising revenue, included in all advertising categories above, represented 8.3% of our total 2006 advertising revenue.

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

Employee and newsprint costs are the primary costs at each newspaper. Our operating performance is affected by newsprint prices, which historically have fluctuated. Newsprint costs have represented 10 - 15% of total operating expenses. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing. We believe that current and future sources of newsprint will be sufficient to meet our current and anticipated requirements.

Recent events and current initiatives

We view the changing media landscape as a great opportunity, with many of our current strategic initiatives embracing these changes to continue to move us forward. We are aggressively pursuing innovation as the key to meeting the changing needs of our core newspaper consumers and customers in all of our markets. While we continue to focus on our core business, we are enhancing and growing our niche publications, digital business and other technologies.

•
As one of our most important 2007 initiatives, we have embraced N2-The Newspaper Next (“N2”) approach developed by the American Press Institute and other industry collaborators nationwide. Developing the industry’s most aggressive corporate implementation program that we know of, we have committed to driving the N2 process out to every level of our company in 2007 and ramping up the development of new media models across all our markets in the years to come.

•
Building on what we have learned from the community driven Bluffton Today.com Web site, we have created a next-generation Web product at the Savannah Morning News and the North Augusta Today that engages users in new ways. The intent of these Web sites is to move beyond the “online newspaper” model to become the center of the online community, featuring powerful new search tools, user-driven content and an integrated view of a local commercial marketplace.

The Savannah and North Augusta Web sites and the respective newspapers play complementary, non-competing roles in the process of informing and facilitating community and the Web site features profiling and social networking tools designed to engage a younger, more active audience implementing user registration across our newspaper Web site. We plan to expand this technology to our other newspaper Web sites.

•
In January 2007, we joined a recently formed newspaper consortium partnering with Yahoo!, Inc. that will allow Morris newspapers to reach a global community of Yahoo! online users. Yahoo! and the consortium have initiated plans to work together in the following capacities:

• Advertising:  Use Yahoo’s technology platform to sell online advertising for our newspapers’ Web sites.
• Search: Use Yahoo’s search monetization functionality on our newspapers’ Web sites, such as Web search, downloads of the Yahoo! toolbar and sponsored search.
• Local: Offer Yahoo’s local products such as Yahoo! Local listings, Yahoo! Maps and Event Listings on our newspapers’ Web sites.
• Content: Use Yahoo’s extensive network to distribute our newspapers’ content in areas such as Yahoo! Search results, Yahoo! News and other content verticals.

This is a transformation deal for the newspaper industry that will allow us to reach a huge audience that extends way beyond our current newspapers’ Web sites. As part of the agreement, our newspapers will create platforms on its Web sites to use Yahoo’s popular classified job recruitment Web site, HotJobs.com.

•
Other 2006 technology innovations are as follows:
• Integration of Morris’ online/newsroom operations.
• Companywide database-driven information publishing and blogging platform.
• Feed Management System, with potential for marketplace sales.
• Spotted, the hottest new photo and video blogging tool on the market.
• ABC Sales Model at all the newspapers, leading to increased revenues.
• Email marketing solution to sell print newspaper subscriptions.

•
Other planned 2007 technology innovations are as follows:
• Next-next generation Web site platform capable of “self-generation”
• AdPay self-service classified platform, integrating web-to-print sales and producing higher ad order entry revenues• Feed Management System, with potential for marketplace sales.
• Use of video in the classified categories and as part of the newsgathering process• ABC Sales Model at all the newspapers, leading to increased revenues.
• A “Before-and-After” Spotted Program to support new service-category revenue streams
• Newspaper’s Web sites’ to solicit new national ad sales
• Digital design studio to assist our Web sites in design processes
• Wireless and push technologies
• A new search platform capable of competing with Google-quality search

•
Since our 2003 acquisition of the original Charleston magazine, we have expanded Skirt! and now circulate the magazine in eight southeastern markets. Skirt! is a free monthly magazine for women which feature eye-catching graphics and layout, with essays and articles designed to attract women, a major consumer segment.

During 2006, Morris licensed Skirt! magazine to The Atlanta-Journal-Constitution, a division of Cox Enterprises Inc. for publication in the Atlanta area and had an initial distribution of 100 thousand. Additionally, we have licensed it in Knoxville, Tennessee and are pursuing opportunities in other markets. Morris owns and publishes the magazines in the other six markets.

The magazine’s growth is a good indicator of how successful the magazine is in reaching its target market. The current licensing agreements provide us with a one time licensing fee plus periodic royalty fees based on a percentage of advertising revenues. These licensing arrangements may facilitate the magazine’s expansion, in turn attracting more national advertising exposure and sales.

•
We have purchased a new printing press for our Savannah plant that will produce higher quality color, improve printing efficiency and give us more printing flexibility. The press is scheduled to be in production by the fall of 2007. This press will be used to print most of our Savannah Morning News’ products, Bluffton Today, and enable us to meet and exceed the printing needs of our commercial print customers.

•
During 2006, we acquired four rural non-daily newspapers located in Barnwell, Hampton and Edgefield, South Carolina and in Sylvania, Georgia. These newspapers, which are located near our Augusta market area, will be a great fit for the Augusta Chronicle and our other area publications.

•
During the first quarter 2007, the Augusta Chronicle began publishing a free community newspaper, the North Augusta Today (S.C.), a weekly publication specializing in local news and journalism. The publication aims to provide “small town” news with a heavy emphasis on people who live and do business in North Augusta. The initial circulation was approximately 15,000. In addition to the weekly publication, NorthAugustaToday.com, the online companion to the printed product, will mirror the printed publication and post breaking news between publications.

•
During 2003, The Morris Shared Services Center was created to support various administrative functions throughout our company. Our vision was to centralize, standardize, and eliminate or simplify as many accounting and administrative processes as possible in order to create labor and purchasing savings.

We now have all of our newspapers live on SAP Financials, the entire company on a Web-based timekeeping system, one Human Resource/Payroll system, and two newspapers on the SAP Media system, both circulation and advertising, and The Augusta Chronicle and all our Skirt! magazines on the SAP advertising system.

We have implemented a centralized call center for subscriber complaints and are taking calls for Augusta, Savannah, Topeka, Juneau, St. Augustine, Bluffton and Athens and as we implement the media platform, we will continue to add newspapers to our centralized call center.

We currently have all but one of our daily newspapers on a retention-calling program. Several other newspaper companies have expressed interest in utilizing our retention-calling services.

Our centralized purchasing group has put into place companywide purchasing programs that allow our various businesses to purchase goods and services at reduced rates.

Financial summary for the year ended December 31, 2006 versus 2005.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2006 and 2005:

(Dollars in millions)	Years ended December 31,		Percentage change
	2006	2005	2006 vs. 2005
Net operating revenues	$475.2	$465.1	2.2%
Operating expenses, prior to the net pre-tax gain on sales of fixed assets	388.6	382.4	1.6%
Net pre-tax gain on sales of fixed assets	-	(4.8)	(100.0%)
Operating expenses	388.6	377.6	2.9%
Operating income	86.6	87.5	(1.0%)
Other expenses, net	36.6	36.4	0.5%
Income before taxes	50.0	51.1	(2.2%)
Provision for income taxes	19.7	19.8	(0.5%)
Net income	$30.3	$31.3	(3.2%)

During 2006, operating income was $86.5 million, down $1.0 million, or 1.1%, from last year. Total net operating revenue was $475.2 million, up $10.1 million, or 2.2%, and total operating costs, excluding the net pre-tax gain on sales of fixed assets, were $388.6 million, up $6.2 million, or 1.6%.

During 2005, we sold Savannah’s former production facility to a third party for $7.2 million, net of closing costs. This sale, net of $0.4 million in clean up costs, gave us $6.8 million in net proceeds, resulting in a pre-tax gain of $5.0 million. Excluding this unusual gain, operating income was up $4.0 million, or 4.9%.

Net income for 2006 was $30.3 million, down $1.0 million from $31.3 million in 2005.

Advertising revenue during 2006 was $389.4 million, an increase of $11.1 million, or 2.9%, from 2005. While national advertising revenue was down 0.9% from 2005, retail and classified advertising revenue were up 1.6% and 5.2%, respectively.

Online advertising revenue, included in all advertising categories above, was $32.2 million, up $10.0 million, or 44.9%, from last year. The majority of such revenue was recorded within the classified employment advertising category, which accounted for 75% of the total net increase in online advertising revenue. Page views, a key measure of interest in our Web sites, continue to grow and were 16% higher than last year.

Excluding the estimated $1.1 million in 2005 advertising revenue that was directly attributed to the city’s hosting the Super Bowl; Jacksonville’s advertising revenue was up $5.2 million, or 4.2%, with solid gains in the retail and classified categories.

Lubbock was up $0.6 million, or 2.3%, due to gains in the classified category. Topeka was up $0.2 million, or 0.9%, versus last year.

Savannah’s advertising revenue was down $0.8 million, or 2.6%, with significant declines in the retail and national categories. Most of these declines were related to the consolidation in the telecommunication and department store industry.

Augusta and Amarillo were relatively flat versus last year.

Total advertising revenue from our 21 other smaller daily newspapers was up $4.5 million, or 5.0%, with solid gains at most of these newspapers. Advertising revenue for Bluffton was up $0.9 million, or 43.3%, from 2005. St. Augustine was up $1.0 million, or 10.0%, continuing its trend. Combined advertising revenue from our two Alaska dailies was up $0.8 million, or 10.6%, due to the increase in the national category. Holland was down $0.3 million, or 3.2%.

Total advertising revenue from our non-daily publications, which complement the revenue from our daily newspapers, was up $2.4 million, or 10.8%, from last year. Skirt! magazines advertising revenue increased $0.6 million, or 14.8%. Advertising revenues from The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone, the four non-daily newspapers acquired in the third quarter of 2006, totaled $0.8 million in 2006.

The material variances in the advertising categories at our newspapers listed above are discussed in more detail in our results of operations summary, which follows.

During 2006, circulation revenue was $69.7 million, down $0.9 million, or 1.3%, from the same period last year.

Other income was $16.1 million, down slightly from 2005.

Total labor and employee benefit costs were down $0.7 million, or 0.4%; newsprint ink and supplements costs were up $4.0 million, or 7.1%; and other operating costs, excluding the net pre-tax gain on the sales of fixed assets, were up $3.4 million, or 2.7%. The net pre-tax gain on the sales of fixed assets was down $4.8 million. Depreciation and amortization expense was down $0.6 million, or 2.4%.

Our total operating costs during 2005 were unusually affected by the estimated $1.1 million in costs directly related to Jacksonville hosting the Super Bowl in 2005, our accrual of $0.7 million in potential bankruptcy losses from a large advertiser and our $5.0 million net pre-tax gain on the sale of the Savannah facility. During the fourth quarter 2006, the $0.7 million reserved for potential bankruptcy losses was reversed upon the advertiser’s emergence from the bankruptcy proceedings.

In addition, our total operating costs were impacted by the 7.0% increase in the average price per ton of newsprint, and the significant increase in our other advertising, circulation, and distribution costs. These cost increases were offset somewhat by the aggressive management of our other production and miscellaneous operating costs, and the decrease in employee benefit costs resulting from the reduction in healthcare insurance claims paid and the lower headcounts.

The introduction of Skirt! magazines into new markets, the launch of the Bluffton Today daily newspaper and the acquisition of the four new non-daily newspapers, together, contributed $1.8 million to the net increase in our total operating costs.

Interest and loan amortization expense increased by $1.4 million, or 3.9%, primarily due to short-term interest rate increases.

On March 31, 2006 and September 30, 2006, we declared and recorded $15 million and $28 million in dividends to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amount.

Our effective tax rate was 39.4 % for 2006, compared to 38.7% for 2005.

Results of operations for the year ended December 31, 2006 versus 2005

Net operating revenue. The table below presents the total net operating revenue and related statistics for the 12-month periods ended December 31, 2006 and 2005:

(Dollars in millions)	Years ended December 31,		Percentage change
	2006	2005	2006 vs. 2005
Net operating revenues
Advertising
Retail	$200.3	$197.2	1.6%
Classified	164.5	156.4	5.2%
National	24.6	24.7	(0.9%)
Total advertising revenues	389.4	378.3	2.9%
Circulation	69.7	70.6	(1.3%)
Other	16.1	16.2	(0.6%
Total net operating revenues	$475.2	$465.1	2.2%

Retail advertising revenue:

Total retail advertising revenue was $200.3 million, up $3.1 million, or 1.6%, from 2005.

Our results reflect the industry’s shift from ROP retail advertising to preprint and online advertising. During 2006, preprint retail revenue was $66.3 million, up $3.7 million, or 6.0%; while ROP retail advertising revenue was $113.5 million, down $7.2 million, or 6.0%, from 2005. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $12.1 million, up $2.7 million, or 28.6%.

Retail online revenue was $8.4 million, up approximately $3.9 million, or 85.8%, from last year.

Retail advertising revenue from our six largest daily newspapers was up $1.2 million, or 0.9%, from 2005. Excluding the $0.8 million in retail advertising revenue directly related to Jacksonville’s hosting of the NFL’s Super Bowl in 2005, Jacksonville was up $3.1 million, or 6.6%.

Savannah and Amarillo were down $0.6 million, or 3.6%, and $0.5 million, or 3.7%, respectively, due to reductions from grocery and department stores, banks, telecommunications, or losses from major retailers going out of business.

Topeka was slightly down, a significant improvement over the 11.9% decrease last year versus 2004.

Augusta and Lubbock were relatively flat, due to unfavorable comparisons to the solid gains last year. Augusta’s retail advertising revenue was up $1.2 million, or 5.7%, in 2005 compared to 2004.

Retail advertising revenue from our 21 smaller daily newspapers was up $0.5 million, or 0.9%, from last year, with St. Augustine and Bluffton up 13.2%, and 53.6%, respectively. However, Holland, Kenai and Juneau were down 9.7%, 13.1%, and 20.5%, respectively.

Retail advertising revenue from our non-daily publications increased $1.5 million, or 7.6%, with Skirt! magazines contributing $0.5 million, or 37.3% of this net increase. Total retail advertising revenue from the four non-daily newspapers acquired in the third quarter of 2006 was $0.6 million in 2006.

Classified advertising revenue:

Total classified advertising revenue was $164.5 million, up $8.1 million, or 5.2%, from 2005 due to the continued strength in the real estate and employment categories at most of our daily newspapers.

Online classified advertising revenue was $23.4 million, up approximately $6.1 million, or 35.5%, with most of the increase driven by the employment category. During 2006, classified ROP advertising revenue was $139.1 million, up $1.6 million, or 1.2%.

Classified advertising revenue at our six largest daily newspapers was up $3.9 million, or 3.3%, with significant gains in Jacksonville, Savannah, Lubbock and Amarillo. Augusta and Topeka were slightly up from last year.

Excluding the $0.3 million in classified advertising revenue directly related to Jacksonville’s hosting of the NFL’s Super Bowl in 2005, Jacksonville was up $2.5 million, or 4.1%.

Lubbock and Amarillo were up $0.8 million, or 7.7% and $0.5 million, or 4.6%, respectively, continuing their trend. Savannah was up $0.3 million, or 2.0%, compared to a $1.0 million, or 7.7%, increase in 2005.

Classified advertising revenue at our 21 smaller daily newspapers was up $3.2 million, or 9.3%, with significant gains in St. Augustine, Grand Island, Juneau, Bluffton, Kenai and Shawnee. St. Augustine was up $0.5 million, or 9.4%.

Our non-daily publications’ classified advertising revenue was up $0.9 million, or 31.9%, with the four non-daily newspapers acquired in the third quarter of 2006 contributing $0.2 million, or 20.6%, of this net increase.

National advertising revenue:

Total national advertising revenue was $24.6 million, down $0.2 million, or 0.9%, from 2005, with most of our newspapers being adversely affected by lower corporate rates for a national preprint advertiser.

The $1.1 million, or 5.0%, net decline in national advertising revenue from our six largest newspapers was partially offset by the $0.9 million, or 25.3%, net gain from our other newspapers and publications.

Jacksonville’s and Savannah’s national advertising revenue were both down $0.5 million, or 3.0%, and 32.2%, respectively, due to continued losses from the telecommunication, entertainment, automotive and airline industries and due to unfavorable comparisons to last year.

Amarillo was slightly down, compared to a $0.2 million, or 20.0%, decline in 2005 versus 2004. Topeka was up 0.1 million, or 14.6%, rebounding from a $0.1 million, or 13.6%, decline last year.

Lubbock’s and Augusta’s national advertising revenue were both down $0.1 million, or 6.0%, and 7.9%, respectively, continuing their trend.

Juneau’s and Kenai’s national advertising revenue totaled $1.5 million, up $0.8 million from 2005, driven by increases in environmental advocacy advertising.

Circulation revenue:

During 2006, circulation revenue was $69.7 million, down $0.9 million, or 1.3%, from last year, continuing the trend at most of our newspapers.

Average daily single copies and home delivery copies remained soft, down approximately 3.3% and 2.3%, respectively.

Sunday circulation continued its trend down, with average single copy and home delivery down approximately 3.7% and 1.3%, respectively.

Other revenue:

Commercial printing revenue was $10.2 million, down $0.9 million, or 8.1%, and other online revenue was $1.1 million, down $0.7 million, or 38.8%, from 2005.

During the first quarter of 2006, we reached an agreement with the Atlanta Journal-Constitution (“AJC”) to license Skirt! magazine for the Atlanta market. We received a one-time fee during the first quarter of 2006 and will continue to receive royalty fees based upon the agreement.

During 2006, other miscellaneous revenue, including the AJC license and royalty fees, totaled $4.8 million, up $1.6 million from 2005.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for the 12-month periods ended December 31, 2006 and 2005:

(Dollars in millions)	Years ended December 31,		Percentage change
	2006	2005	2006 vs. 2005
Operating expenses
Labor and employee benefits	$176.2	$176.8	(0.4%)
Newsprint, ink and supplements	59.9	55.9	7.1%
Other operating costs	131.1	127.7	2.7%
Depreciation and amortization	21.4	22.0	(2.4%)
Total operating expenses, prior to the net pre-tax gain on sales of fixed assets	388.6	382.4	1.6%
Net pre-tax gain on sales of fixed assets	-	(4.8)	(100.0%)
Total operating expenses	$388.6	$377.6	2.9%

Labor and employee benefits:

During 2006, labor and employee benefits cost was $176.2 million, down $0.7 million, or 0.4%.

Compared to 2005, salaries and wages were $123.7 million, up $0.6 million, or 0.5%. FTE’s (or full time equivalent employees) were down by 3.7%, with significant reductions in the newsroom, advertising, circulation, and production departments.

Commissions and bonuses were $24.3 million, up $1.1 million, or 4.9%, from the last year.

Employee medical insurance cost was $10.2 million, down $2.7 million, or 20.8%, due to the decrease in claims experience and lower headcount.

Compared to 2005, post retirement benefit cost was $2.0 million, up $0.4 million, or 23.6%.

Newsprint, ink and supplements cost:

During 2006, newsprint, ink and supplements cost was $59.9 million, up $4.0 million, or 7.1%.

Compared to 2005, total newsprint expense was $50.6 million, up $3.6 million, or 7.7%. The average price per ton of newsprint was up 7.0% and newsprint consumption was up approximately 0.7%.

Ink expense increased 5.2% to $3.0 million, primarily due to the increase in the consumption of color. Supplements expense increased 3.6% to $6.3 million.

Other operating costs:

Total other operating costs, excluding the net pre-tax gain on sales of fixed assets, were $131.1 million, up $3.4 million, or 2.7%, from 2005, with other distribution costs up $1.5 million, or 6.5%, other advertising costs up $1.2 million, or 12.0%, and other general and administrative costs up $0.7 million, or 0.7%.

The combined technology and shared services fee and management fee charged by our parent under the management agreement totaled $30.9 million for 2006, up $0.7 million, or 2.2%, from last year.

Financial summary for the year ended December 31, 2005 versus 2004.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2005 and 2004:

(Dollars in millions)	Years ended December 31,		Percentage change
	2005	2004	2005 vs. 2004
Net operating revenues	$465.1	$455.7	2.1%
Operating expenses, prior to the net pre-tax gain on sales of fixed assets	382.4	374.2	2.2%
Net pre-tax gain on sales of fixed assets	(4.8)	(0.2)	n/a
Operating expenses	377.6	374.0	1.0%
Operating income	87.5	81.7	7.1%
Other expenses, net	36.4	31.7	14.8%
Income before taxes	51.1	50.0	2.2%
Provision for income taxes	19.8	19.7	0.5%
Net income	$31.3	$30.3	3.3%

During 2005, operating income was $87.5 million, up $5.8 million, or 7.1%, from 2004. Total net operating revenue was $465.1 million, up $9.4 million, or 2.1%, and total operating costs, excluding the net pre-tax gain on sales of fixed assets, were $382.4 million, up $8.2 million, or 2.2%.

During 2005, advertising and circulation revenue represented 81.3% and 15.2%, respectively, of our total net operating revenue. Online advertising revenue, included in all advertising categories above, represented 5.9% of our total 2005 advertising revenue.

During 2005, we sold Savannah’s former production facility to a third party for $7.2 million, net of closing costs, resulting in a net pre-tax gain of $5.0 million. Excluding this gain, operating income was up $0.8 million, or 1.0%.

Net income for 2005 was $31.3 million, up $1.0 million from $30.3 million in 2004.

Advertising revenue during 2005 was $378.3 million, an increase of $10.8 million, or 2.9%, from 2004. While national advertising revenue was down 11.2% from 2004, classified advertising revenue was up 8.5%, driven by increases in the real estate and employment advertising categories. Retail advertising revenue was up 0.8%.

During 2005, our advertising revenue consisted of 52.1% in retail, 41.4% in classified and 6.5% in national.

Online advertising revenue, included in all advertising categories above, was $22.2 million, up $5.7 million, or 34.5%, from 2004.

Total advertising revenues from our six largest newspapers was up $5.4 million, or 2.1%, with Jacksonville, Lubbock, Augusta, Savannah and Amarillo reporting strong gains. Topeka’s advertising revenues were down $1.4 million, or 6.3%, from 2004, continuing its trend from the prior year.

Jacksonville’s advertising revenue was up $4.3 million, or 3.6%, from 2004, with $1.1 million of the increase directly attributed to the city hosting the NFL’s Super Bowl in February 2005.

Compared to 2004, Augusta’s and Lubbock’s advertising revenues were up 2.4% and 2.9%, respectively, continuing their trends.

Savannah and Amarillo were up 1.9% and 0.8%, respectively, with unfavorable comparisons to their respective 6.3% and 4.4% advertising revenue gains in 2004.

Total advertising revenue from our 21 other smaller daily newspapers was up $4.4 million, or 5.2%, with the strong gains in St. Augustine, Bluffton, Juneau, Brainerd, Grand Island, and Independence, being offset somewhat by the declines in Holland and Winter Haven. St. Augustine was up $1.3 million, or 14.6%.

The combined advertising revenue for the Bluffton Today, our free distribution daily newspaper launched in the second quarter of 2005, and the Carolina News, our Bluffton non-daily newspaper discontinued in the first quarter of 2005, was up $1.0 million, or 80.4%, from 2004.

Skirt! magazines advertising revenue was up $1.4 million, or 62.5%, due to the start up of new publications in various southeastern metropolitan markets.

The material variances in the advertising categories at our newspapers listed above are discussed in more detail in our results of operations summary, which follows.

During 2005, circulation revenue was $70.6 million, up $0.4 million, or 0.6%, from 2004, with the home delivery price increases in Savannah and Jacksonville offsetting the continued declines in newspaper copy sales at most of our newspapers.

Other income was $16.2 million, down $1.8 million, or 10.1%, primarily due to the decline in commercial printing revenues.

Total labor and employee benefit costs were down $1.1 million, or 0.6%; newsprint ink and supplements costs were up $2.1 million, or 3.9%; and other operating costs, excluding the net pre-tax gain on the sales of fixed assets, were up $6.0 million, or 4.9%. The net pre-tax gain on the sales of fixed assets was up $4.6 million. Depreciation and amortization expense was up $0.9 million, or 4.3%.

Our total operating costs during 2005 were impacted by the estimated $1.1 million in costs directly related to Jacksonville hosting the Super Bowl in 2005, our accrual of $0.7 million in potential bankruptcy losses from a large advertiser and the 11.4% increase in the average price per ton of newsprint.

Interest and loan amortization expense increased by $3.4 million, or 10.5%, due to short-term interest rate increases.

In December 2005, we distributed as dividends various parcels of land unrelated to our newspaper operations located in Alaska and Augusta, Georgia valued at a total of $1.8 million to Morris Communications.

Our effective tax rate was 38.7% for 2005, compared to 39.4% for 2004.

Results of operations for the year ended December 31, 2005 versus 2004

Net operating revenue. The table below presents the total net operating revenue and related statistics for the 12-month periods ended December 31, 2005 and 2004:

(Dollars in millions)	Years ended December 31,		Percentage change
	2005	2004	2005 vs. 2004
Net operating revenues
Advertising
Retail	$197.2	$195.6	0.8%
Classified	156.4	144.1	8.5%
National	24.7	27.8	(11.2%)
Total advertising revenues	378.3	367.5	2.9%
Circulation	70.6	70.2	0.6%
Other	16.2	18.0	(10.0%)
Total net operating revenues	$465.1	$455.7	2.1%

Retail advertising revenue:

Total retail advertising revenue was $197.2 million, up $1.6 million, or 0.8%, from 2004.

Our results reflect the industry’s shift from ROP retail advertising to preprint and online advertising. During 2005, preprint retail revenue was $62.5 million, up $1.1 million, or 1.8%, while ROP retail advertising revenue was $120.7 million, down $2.1 million, or 1.7% from 2004. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $9.4 million, up $2.5 million, or 35.6%.

Retail online revenue was $4.5 million, up approximately $0.4 million, or 9.7%, from 2004.

Retail advertising revenue from our six largest daily newspapers was down slightly from 2004.

Excluding the $0.9 million in retail advertising revenue directly related to Jacksonville’s hosting of the NFL’s Super Bowl in 2005, Jacksonville was down $0.6 million, or 1.3%.

Augusta’s retail advertising revenue was up $1.2 million, or 5.7%,

Lubbock’s and Amarillo’s advertising revenues were up slightly from 2004.

Savannah’s market was soft, with retail advertising revenue down $0.4 million, or 2.5%.

During 2005, Topeka was down $1.5 million, or 11.9%, from 2004. The Topeka market continued to be affected by slow retail sales growth, significant losses of major retailers, shopping leakage to Kansas City and significant industry closures.

Retail advertising revenue from our 21 smaller daily newspapers was up $0.4 million, or 0.8%, from 2004, with Juneau, Brainerd, and St. Augustine continuing to show strength. However, Athens and Winter Haven were down 6.4% and 16.3%, respectively.

Retail advertising revenue from our non-daily publications increased $1.3 million, or 7%, with Skirt! magazines contributing all of this net increase.

Classified advertising revenue:

Total classified advertising revenue was $156.4 million, up $12.3 million, or 8.5%, from 2004 due to the strength in the real estate and employment categories at most of our daily newspapers.

Online classified advertising revenue was $17.2 million, up approximately $5.2 million, or 43.3%, with most of the increase driven by the employment and real estate categories. During 2005, classified ROP advertising revenue was $137.5 million, up $6.9 million, or 5.3%.

Classified advertising revenue at our six largest daily newspapers was up $8.3 million, or 7.5%, with Jacksonville, Lubbock, Amarillo, Topeka and Savannah up 11.3%, 7.4%, 3.3%, 2.9% and 7.7%, respectively. Augusta was down $0.2 million, or 1.7%, due to unfavorable comparisons with 2004.

Classified advertising revenue at our 21 smaller daily newspapers was up a net $4.1 million, or 13.1%, with significant gains in Winter Haven, Independence, Grand Island, Brainerd, St. Augustine, Juneau, Bluffton, and Athens. St. Augustine was up $1.1 million, or 25.2%.

Our non-daily publications’ classified advertising revenue was down a net $0.1 million, or 2.8%.

National advertising revenue:

Total national advertising revenue was $24.8 million, down $3.1 million, or 11.2%, from 2004, primarily due to the $2.1 million, or 12.4%, decline in Jacksonville. Jacksonville’s decline was attributed to the softness in the telecommunication, entertainment, automotive and airline segments.

All of our other daily newspapers, with the exception of Athens, reported significant declines in national advertising revenues compared to 2004.

Circulation revenue:

During 2005, circulation revenue was $70.6 million, up $0.4 million, or 0.6% from 2004, with the gains in Jacksonville, Savannah and Athens being offset somewhat by the losses in Topeka, Lubbock, Amarillo and at most of our other smaller daily newspapers. Augusta was flat with 2004.

During 2005, Savannah and Jacksonville’s circulation revenue was up 3.3% and 4.4%, respectively, benefiting from home delivery price increases. Topeka continued its decline, with circulation revenue down 5.3% from 2004.

Average daily single copies and home delivery copies remained soft, down approximately 3.4% and 4.8%, respectively.

Sunday circulation continued its trend down, with average single copy and home delivery down approximately 2.1% and 3.2%, respectively.

Other revenue:

Commercial printing revenue was $11.1 million, down $0.9 million, or 7.6%, and other online revenue was $1.8 million, down $0.3 million, or 12.5%, from 2004.

During 2005, other miscellaneous revenue totaled $3.3 million, down $0.7 million, or 16.7%, from 2004.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for the 12-month periods ended December 31, 2005 and 2004:

(Dollars in millions)	Years ended December 31,		Percentage change
	2005	2004	2005 vs. 2004
Operating expenses
Labor and employee benefits	$176.8	$177.9	(0.6%)
Newsprint, ink and supplements	55.9	53.8	3.9%
Other operating costs	127.7	121.4	5.2%
Depreciation and amortization	22.0	21.1	4.3%
Total operating expenses, prior to the net pre-tax gain on sales of fixed assets	382.4	374.2	2.2%
Net pre-tax gain on sales of fixed assets	(4.8)	(0.2)	n/a
Total operating expenses	$377.6	$374.0	1.0%

Labor and employee benefits:

During 2005, labor and employee benefits cost was $176.8 million, down $1.1 million, or 0.6%.

Compared to 2004, salaries and wages were $123.1 million, up $1.2 million, or 1.0%. FTE’s (or full time equivalent employees) were down by 3.5%, with significant reductions in the newsroom, circulation, and production departments.

Commissions and bonuses were $23.2 million, up $0.4 million, or 2.0%, from 2004.

Employee medical insurance cost was $12.9 million, down 1.4 million, or 9.9%, due to the decrease in claims experience and lower headcount.

Compared to 2004, post retirement benefit cost was $1.6 million, down $1.1 million, or 41.3%, due to the continued decrease in the total eligible participants of the plan and the Medicare prescription drug subsidy.

Newsprint, ink and supplements cost:

During 2005, newsprint, ink and supplements cost was $55.9 million, up $2.1 million, or 3.9%.

Compared to 2004, total newsprint expense was $47.0 million, up $1.6 million, or 3.5%. The 11.4% increase in the average price per ton of newsprint was offset somewhat by a 7.1% decrease in newsprint consumption.

Ink expense increased 7.0% to $2.9 million, primarily due to the increase in color ink costs and consumption. Supplements expense increased 5.1% to $6.1 million from $5.8 million in 2004.

Other operating costs:

Total other operating costs, excluding the net pre-tax gain on sales of fixed assets, were $128.0 million, up $6.0 million, or 4.9%, from 2004, with sales and marketing expenses up $2.4 million, or 25.3%; delivery and circulation expenses up $2.1 million, or 7.8%; and rent expense up $1.0 million, or 40.1%.

Bad debt expense was down by $1.9 million, net of the $0.7 million reserved for a potential loss from a large advertiser’s bankruptcy filing.

We estimated that $0.8 million in other operating costs were directly related to Jacksonville’s hosting the 2005 Super Bowl and $1.4 million in other operating costs were directly related to the launch of Bluffton Today and the start up of new Skirt! magazines.

The rent increase was primarily from the new lease on our new Savannah facility. The new lease became effective as of November 1, 2004, with a monthly payment of $0.1 million.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $30.3 million in 2005, down $0.4 million, or 1.5%, from 2004.

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

Cash was $7.0 million at December 31, 2006, compared with $12.5 million at December 31, 2005 and $20.1 million at December 31, 2004.

Operating activities. Net cash provided by operations was $50.2 million in 2006, down $1.5 million from $51.7 million in 2005. Net cash provided by operations in 2005, was down $4.0 million from $55.7 million in 2004.

Current assets were $70.9 million and current liabilities were $52.8 million as of December 31, 2006 as compared to current assets of $84.1 million and current liabilities of $53.9 million as of December 31, 2005. We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

Investing activities. Net cash used in investing activities was $7.9 million for 2006, down $6.5 million from $14.4 million in 2005. Net cash used in investing activities in 2005, was down $6.6 million from $21.0 million in 2004.

During 2006, we spent $9.9 million on property, plant and equipment, down from $14.2 million in 2005 and $21.5 million in 2004.

For 2007, we expect our capital expenditures to be between $15 million and $20 million. These amounts will be used primarily to purchase the new printing press in Savannah, to build a new production facility in Yankton, and to upgrade existing production facilities and the technology infrastructure at our existing locations.

In July 2006, we entered into two license agreements and a non-compete agreement with Netlook, Inc. for Car Paper and Career Paper in order to allow us to publish the two free distribution publications and include content on our Jacksonville based newspaper Web site, Jacksonville.com. Both licenses expire on June 30, 2013 and the non-compete agreement expires in July 2008. We paid a total of $0.8 million, all in cash, for the assets.

Also in July 2006, we acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers acquired were The Barnwell (S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The Edgefield (S.C.) Citizen News and the Sylvania (Ga.) Telephone, all of which will enhance our presence in our Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4.4 million. We paid cash for the acquisition.

During 2006, the Company sold additional miscellaneous fixed assets for $0.2 million which resulted in a net pre-tax gain of $0.1 million. Scrapped fixed assets totaled $0.1 million.

During the third quarter 2005, we sold Savannah’s former production facility to a third party for $7.2 million, net of closing, and elected to have the net proceeds deposited into an escrow account in order to potentially fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange. Our parent identified and acquired $0.4 million and $5.3 million in qualified replacement property during 2005 and 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.5 million in escrow became unrestricted cash at March 27, 2006, the expiration date for the tax-deferred exchange.

During 2005 the Company also sold miscellaneous fixed assets for $0.1 million which resulted in a gain of $0.1 million. Scrapped fixed assets totaled $0.3 million and the clean up costs related to the sale of Savannah’s former production facility totaled $0.4 million.

During 2004, we acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $0.9 million.

In 2004, the Company received a total of $1.3 million in net proceeds from the sale of its Savannah warehouse and from the sale of other machinery and equipment. The net gain from these fixed asset sales totaled $0.6 million. Scrapped fixed assets totaled $0.4 million.

Financing activities. Net cash used in financing activities was $47.8 million for 2006, up $2.8 million from $45.0 million in 2005. Net cash used in financing activities was $22.0 million in 2004.

Original financing-2003:

On August 7, 2003, we refinanced substantially all of our long-term indebtedness by issuing $250 million of 7% senior subordinated notes due 2013 and entering into a $400 million bank credit agreement. In September 2003, an additional $50 million of senior subordinated notes were issued. The loss incurred on the extinguishment of the prior debt was $5,957 during 2003. We subsequently modified and replaced this 2003 Credit Agreement with a 2005 Credit Agreement with substantially similar terms and conditions.

The $300 million in senior subordinated notes is subordinated to the rights of the lenders under the original and future senior credit facilities. In the event of a liquidation, dissolution, bankruptcy, insolvency or similar event of the company, the lenders of the senior debt must be paid in full for all obligations under the Credit Agreement (including interest accruing after the commencement of a bankruptcy proceeding), before any payment can be made to holders of the notes. The covenants of the Company’s Credit Agreement prevent voluntary payment or prepayment of the senior subordinated notes, except for regularly scheduled payments of principal and interest. In addition, the covenants of the Credit Agreement require that all payments, including regularly scheduled interest payments, on the senior subordinated notes must be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the notes indenture receives a “Payment Blockage Notice” following any other default that would permit the senior lenders to accelerate the maturity of the senior debt.

The 2003 bank credit agreement consisted of a Tranche B $225 million term loan and a $175 million revolving credit line. The Tranche B principal payments were due each quarter commencing December 31, 2004, through December 31, 2010, with the final payment to have been due March 31, 2011. The revolving credit loan would have terminated September 30, 2010. Borrowings under the Credit Agreement bore interest at the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR was the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate was the LIBOR rate.

The 2003 Credit Agreement required, among other things, that we and Morris Communications on a consolidated basis (1) maintain a debt-to-cash flow ratio not to exceed 6.00 to 1 initially and adjusting downward periodically to 5.50 to 1 on September 30, 2006, and all times thereafter; (2) maintain a fixed charge coverage ratio greater than or equal to 1.05 to 1 initially and adjusting upward to 1.15 to 1 on March 31, 2006, and all times thereafter; and  (3) maintain an interest coverage ratio to be greater than or equal to 2.25 to 1 initially and adjusting upward to 2.50 to 1 on September 30, 2005, and all times thereafter.

Modification of original bank credit facility-2004:

In July 2004, we modified the terms of our $400 million 2003 senior credit facilities, replacing the $225 million Tranche B Term Loans with $100 million of new Tranche A Term Loans and $150 million of Tranche C Term Loans. We also reduced our Revolving Credit Commitments from $175 million to $150 million. The immediate impact of the amendment was to reduce interest rates and the debt covenants generally remained unchanged. The final payments on the Tranche A and the Tranche C loans were scheduled for September 30, 2010 and March 31, 2011, respectively. The revolving credit loan terminated September 30, 2010.

The $0.6 million in loan origination fees associated with the modification of the credit facility were capitalized and would have been amortized along with the Tranche B loan’s unamortized costs over the lives of the Tranche A and Tranche C loans in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. We wrote off $0.2 million in unamortized loan costs associated with the original revolving credit facility in accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements, and were to amortize the remaining $1.3 million over the term of the revolving credit loan.

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

The $2.0 million in fees incurred for the new credit facility were paid to different third parties and were not related to fees paid or received to extinguish the original debt instruments.

The new Tranche A term loan facility requires the following principal amortization with the final payment due on September 30, 2012 (dollars in thousands):

2007	$ 2,188
2008	10,937
2009	19,688
2010	28,437
2011	48,125
Years 2012-2016	65,625

The new credit facility reduced our interest rate spread and also provides funds for working capital and other general corporate purposes. The debt covenants generally remained unchanged. A commitment fee on unborrowed funds available under the revolver is 0.375%.

Year end debt summary:

Total debt was $524 million at December 31, 2006, up $3.0 million compared to the end of 2005, with $49 million outstanding on our new revolving credit facility. At the end of 2006, we could borrow and use for general corporate purposes $119.8 million under the most restrictive covenants of our debt arrangements.

Total debt was $521 million at December 31, 2005, down $29 million compared to the end of 2004, with $46 million outstanding on our new revolving credit facility.

We paid $0.0 million, $4.9 million, and $0.0 million in principal amortization during the 12 months ended December 31, 2006, 2005 and 2004, respectively, on the various term loan facilities.

As of December 31, 2006 and 2005, our weighted cost of debt outstanding was approximately 6.68% and 6.35%, respectively.

The fair value at December 31, 2006 and 2005 of the $300 million principal amount of senior subordinated notes was approximately $284 million and $283 million, respectively. At December 31, 2006, the fair value of the Tranche A term loan and revolver were estimated at $171 million and $47 million, respectively. At December 31, 2005, the fair value of the Tranche A term loan and revolver were estimated at par. To estimate the fair values of our debt issues, which are not quoted on an exchange, we used those interest rates that were currently available to us for issuance of debt with similar terms and remaining maturities.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. At December 31, 2006, we had an additional $98.0 million available for future restricted payments under the notes indenture.

On March 31, 2006 and September 30, 2006, we declared and recorded $15 million and $28 million, respectively, in dividends to Morris Communications that, in turn, utilized the distribution to reduce its debt to us.

In December 2005, we distributed as dividends various parcels of land unrelated to our newspaper operations located in Alaska and Augusta, Georgia valued at a total of $1.8 million to Morris Communications.

On August 31, 2004, we declared and recorded a $50 million dividend to Morris Communications that, in turn, utilized the distribution to reduce its debt to us.

Loan receivable from Morris Communications:

Our credit facility and indenture allow us to make loans to Morris Communications. The total loan outstanding at December 31, 2006 was $23.2 million, a $7.5 million increase from $15.7 million at December 31, 2005. The loan outstanding at the end of 2004 was $1.5 million. The interest-bearing portion of all loans from us to Morris Communications bears the same rate as the borrowings under our senior credit facilities.

Prior to 2005, we had reported the loan receivable from Morris Communications as a long-term asset on our balance sheets and had reported interest income related to the loan receivable in our statement of income. Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with dividends, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, commencing in 2005, we have classified the outstanding loan receivable balance as part of member’s deficiency in assets. During 2006 and 2005, we reported the $2.1 million, and $1.5 million, respectively, in accrued loan receivable interest as contra equity. The average annual interest rate in 2006 and 2005 was 6.089% and 5.620%, respectively, on average loan balances of $33.9 million and $23.7 million, respectively.

We have not reversed the previously reported 2004 loan receivable interest income, as such amounts were considered immaterial. The interest accrued and paid on the loans to Morris Communications for the 12 months ended December 31, 2004 was $1.2 million, on an average loan balance of $27.5 million. The average annual interest rate was 3.724%, for 2004.

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

Item 7A--Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to the impact of interest rate fluctuations, although a large portion of our outstanding debt is at a fixed rate. See Note 6 to our consolidated financial statements for December 31, 2006, 2005 and 2004 regarding long term debt and the discussion below.

Fair Value of Financial Instruments

We estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ significantly from the amounts presented.

The carrying amount of cash and equivalents, accounts receivable and accounts payable approximates fair value.

To estimate the fair value of our debt issues, which are not quoted on an exchange, we used those interest rates that were currently available to us for issuance of debt with similar terms and remaining maturities.

At December 31, 2006, the fair value of the $300 million principal amount of senior subordinated notes was approximately $284 million. A 100 basis point increase in market interest rates on comparable bonds (corporate bonds with similar credit risk and maturities) would decrease the fair value of the senior subordinated notes by approximately $33.9 million. Conversely, a 100 basis point decrease in market interest rates on comparable bonds would increase the fair value of these notes by approximately $44.5 million.

At December 31, 2006, the fair value of the Tranche A term loan and revolving credit facility were estimated at $171 million and $47 million, respectively. The rates on these loans are variable and fair value of these loans is not directly affected by the change in market interest rates.

Contractual obligations

At December 31, 2006 the aggregate maturities on our long term debt for the next five years and thereafter are as follows:

(dollars in thousands)		Payments due by period
	Balance at December 31, 2006	2007	2008	2009	2010	2011	Thereafter

Contractual obligations

Long term debt at variable rates:

Balance
Tranche A	$175,000	$2,188	$10,937	$19,688	$28,437	$48,125	$65,625
Revolving debt	49,000	-	-	-	-	-	49,000
Total	$224,000	$2,188	$10,937	$19,688	$28,437	$48,125	$114,625

Interest rate:	Actual rate of loans outstanding	Libor plus applicable margin at December 31, 2006
Tranche A*	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%
Revolving debt*	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%
Weighted average	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%	6.2500%

Long term debt at fixed rate:
Senior subordinated indenture	$300,000	$-	$-	$-	$-	$-	$300,000
Interest rate	7.0000%	7.0000%	7.0000%	7.0000%	7.0000%	7.0000%	7.0000%

Total weighted average: (Fixed and Variable)	6.6794%	6.6812%	6.6904%	6.7081%	6.7362%	6.7927%	6.7927%

Operating leases:
Operating leases to Morris
Communications and affiliates	$14,412	$2,259	$2,312	$2,370	$2,429	$2,490	$2,552
Other operating leases	2,083	1,053	579	318	92	41	-
	16,495	3,312	2,891	2,688	2,521	2,531	2,552

Purchase Contracts:
Savannah printing press	3,850	3,850	-	-	-	-	-

Total payments due:	$544,345	$9,350	$13,828	$22,376	$30,958	$50,656	$417,177

*The interest rates for 2007 and thereafter are based on our December 31, 2006 rate.

Debt obligations

At December 31, 2006, under our $350 million bank credit facilities, we had $175 million outstanding on our Tranche A term loan and $49 million outstanding under the $175 million revolving credit facility. The interest rates on loans under our bank credit facilities are determined with reference to a spread above the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBOR rate. The spread applicable to any borrowings under our revolving credit facility and Tranche A term loan is determined by reference to our trailing total debt to cash flow ratio. During 2006, the spread on the revolver ranged from 0.875% to 1.00% and was 0.875% at December 31, 2006. During 2006, the spread on the Tranche A term loan ranged from 0.875% to 1.00% and was 0.875% at December 31, 2006.

Because LIBOR, the federal funds rate or the JPMorgan Chase Prime Rate may increase or decrease at any time, we are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facilities. Increases in the interest rates applicable to borrowings under the bank credit facilities would result in increased interest expense and a reduction in our net income. As of December 31, 2006, the interest rate on our Tranche A term loan and our revolving credit facility was 6.25% based upon a spread above LIBOR. For each 100-basis point increase in LIBOR, the annual interest expense paid on this $224 million of variable rate debt would increase $2.24 million (assuming the ABR would not produce a lower effective interest rate).

Under the terms of our modified senior secured credit facility, we must maintain certain levels of interest rate protection. The notional amount of the interest rate caps plus the total fixed rate debt must total at least 40% of our total debt. Listed below is this covenant calculation as of December 31, 2006:

(Dollars in thousands)	Notional/Balance

Interest rate cap	$-
Fixed rate debt	303,383	(a	)
Total	303,383
Divided by total debt	$550,532	(b	)
Percentage of total debt	55.11%			> 40% covenant requirement

(a) Covenant is calculated on all consolidated fixed rate debt at the parent Morris Communications level

Senior subordinated debt				$300,000
Where Visitor Publication debt				2,299
Capital lease				1,084
Total fixed rate debt				$303,383

(b) Covenant is calculated on all consolidated variable rate debt at the parent Morris Communications level

Tranche A term loan				$175,000
Revolving Credit Facility				49,000
Due Shivers Investments				649
Airplane loan				22,500
Total variable rate debt				$247,149

Total debt				$550,532

Purchase commitments

During 2006, we made a commitment totaling $7.0 million to purchase a new printing press for our Savannah plant that is scheduled to be in production by the fall of 2007. During 2006, we made three payments against this commitment totaling $3.1 million. An additional $2.1 million was paid in March 2007, with the remaining $1.8 million due in five equal installments during the remainder of 2007.

Newsprint

We consumed approximately 73,726 metric tonnes of newsprint in 2006, an expense representing 13.0% of our total operating expenses. A sustained price increase or an unavailability of supply could adversely affect our profitability.

Item 8--Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Morris Communications Company, LLC and Morris Publishing Group, LLC:

We have audited the accompanying consolidated balance sheets of the Morris Publishing Group, LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, member’s deficiency in assets, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Morris Publishing Group, LLC as of December 31, 2006 and 2005, and the consolidated results of its operations, member's deficiency in assets and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole; present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 30, 2007

Morris Publishing Group, LLC

Consolidated balance sheets
(Dollars in thousands)	December 31,
	2006	2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,964	$12,458
Accounts receivable, net of allowance for doubtful accounts of $2,625 and $2,227 at December 31, 2006 and 2005, respectively	58,236	54,660
Due from Morris Communication	-	1,387
Inventories	4,030	4,773
Deferred income taxes, net	2,248	2,632
Prepaid and other current assets	1,065	1,360
Total current assets	72,543	77,270
NET PROPERTY AND EQUIPMENT	144,117	149,811
OTHER ASSETS:
Restricted cash held in escrow	-	6,780
Goodwill	188,394	186,034
Intangible assets, net of accumulated amortization of $63,961 and $58,386 at December 31, 2006 and 2005, respectively	12,267	15,451
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $4,669 and $3,062 at December 31, 2006 and 2005, respectively	11,522	12,723
Total other assets	212,183	220,988
Total assets	$428,843	$448,069
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$10,399	$12,359
Current maturities of long-term debt	2,188	$-
Accrued interest	9,427	9,368
Due to Morris Communications	1,326	-
Deferred revenues	16,649	17,009
Accrued employee costs	12,916	13,662
Other accrued liabilities	1,556	1,517
Total current liabilities	54,461	53,915
LONG-TERM DEBT, less current portion	521,813	521,000
DEFERRED INCOME TAXES, less current portion	18,406	21,056
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	25,948	23,939
OTHER LONG-TERM LIABILITIES	3,750	3,471
Total liabilities	624,378	623,381
COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(172,382)	(159,657)
Loan receivable from Morris Communications, net	(23,153)	(15,655)
Total member's deficiency in assets	(195,535)	(175,312)
Total liabilities and member's deficiency in assets	$428,843	$448,069

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of income

	Twelve months ended December 31
	2006	2005	2004
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$389,345	$378,338	$367,560
Circulation	69,691	70,615	70,197
Other	16,119	16,154	17,977
Total net operating revenues	475,155	465,107	455,734
OPERATING EXPENSES:
Labor and employee benefits	176,163	176,832	177,905
Newsprint, ink and supplements	59,901	55,932	53,848
Other operating costs (excluding depreciation and amortization)	131,125	127,688	121,353
Depreciation and amortization expense	21,432	21,965	21,097
Total operating expenses, prior to the net pre-tax gain on sales of fixed assets	388,621	382,417	374,203
Net pre-tax gain on sales of fixed assets	(13)	(4,810)	(181)
Total operating expenses	388,608	377,607	374,022
Operating income	86,547	87,500	81,712
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	37,059	35,662	32,281
Loss on extinguishment of debt	-	986	-
Interest income	(70)	(120)	(1,249)
Other, net	(381)	(94)	678
Total other expenses, net	36,608	36,434	31,710
INCOME BEFORE INCOME TAXES	49,939	51,066	50,002
PROVISION FOR INCOME TAXES	19,664	19,776	19,694
NET INCOME	$30,275	$31,290	$30,308

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of member's deficiency in assets

(Dollars in thousands)	Member's deficit	Loan receivable from Morris Communications, net	Total member's deficiency in assets

DECEMBER 31, 2003 -	$(169,461)	$-	$(169,461)
Net income	30,308	-	30,308
Capital contribution	17	-	17
Dividend payment to Morris Communications	(50,000)	-	(50,000)
DECEMBER 31, 2004 -	(189,136)	-	(189,136)
Net income	31,290	-	31,290
Reclass of loan receivable from Morris Communications	-	(1,500)	(1,500)
Advances on loan receivable from Morris Communications	-	(15,966)	(15,966)
Property dividend distribution to Morris Communications	(1,811)	1,811	-
DECEMBER 31, 2005-	(159,657)	(15,655)	(175,312)
Net income	30,275	-	30,275
Advances on loan receivable from Morris Communications	-	(50,498)	(50,498)
Dividend distribution to Morris Communications	(43,000)	43,000	-
DECEMBER 31, 2006-	$(172,382)	$(23,153)	$(195,535)

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of cash flows
(Dollars in thousands)	December 31,
	2006	2005	2004

OPERATING ACTIVITIES:
Net income	$30,275	$31,290	$30,308
Adjustments to reconcile net income to cash provided operating activities:
Depreciation and amortization	21,432	21,965	21,097
Deferred income taxes	(2,266)	(3,247)	1,601
Amortization of debt issuance costs	1,607	1,465	1,612
Gain on sale and disposal of fixed assets, net	(13)	(4,810)	(181)
Loss on extinguishment of debt	-	986	-
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(3,276)	(687)	(1,751)
Inventories	763	(128)	(849)
Prepaids and other current assets	310	354	(629)
Other assets	(407)	(197)	(1,183)
Accounts payable	(1,965)	2,105	(3,081)
Accrued employee costs	(786)	1,303	1,769
Accrued interest	59	566	(187)
Due to/(from) Morris Communications	2,713	(64)	(1,650)
Deferred revenues and other liabilities	(485)	(706)	5,958
Postretirement obligations due to Morris Communications	2,009	1,625	2,767
Other long-term liabilities	279	(81)	147
Net cash provided by operating activities	50,249	51,739	55,748
INVESTING ACTIVITIES:
Capital expenditures	(9,944)	(14,155)	(21,514)
Restricted cash released from (transferred to) escrow	6,780	(6,780)	-
Net proceeds from sale of property and equipment	150	6,549	1,315
Acquisitions of businesses, net of cash acquired	(4,896)	-	(785)
Net cash used in investing activities	(7,910)	(14,386)	(20,984)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	46,001	46,000	-
Repayments on revolving credit facility	(43,000)	-	-
Proceeds from (repayment of) long-term debt	-	(75,000)	25,000
Payment of debt issuance costs	-	(1,838)	-
Advances on loan receivable from Morris Communications	(50,834)	(14,155)	(47,000)
Net cash used in financing activities	(47,833)	(44,993)	(22,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,494)	(7,640)	12,764
CASH AND CASH EQUIVALENTS, beginning of period	12,458	20,098	7,334
CASH AND CASH EQUIVALENTS, end of period	$6,964	$12,458	$20,098
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$35,394	$33,630	$30,731
Income taxes paid to Morris Communications	21,929	22,698	18,045
Dividends applied against loan receivable from Morris Communications	43,000	-	50,000
Property dividends applied against loan receivable from Morris Communications	$-	$1,811	$-
See notes to consolidated financial statements.

Morris Publishing Group, LLC
Notes to consolidated financial statements
(Dollars in thousands)

1.    Nature of operations and summary of significant accounting policies

Basis of presentation and nature of operations—These accompanying consolidated financial statements of Morris Publishing Group, LLC (“Morris Publishing” or the “Company”), a wholly owned subsidiary of Morris Communications Company, LLC (“Morris Communications, or “Parent”), furnished here reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

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

Business segments—The Company owns and operates 27 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. The Company operates in a single reporting segment, and the presentation of the Company's financial condition and performance is consistent with the way in which the Company's operations are managed.

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

Revenue recognition—Advertising revenues are recognized when the advertisements are printed and distributed or when the advertisements are placed on the Company’s Web sites. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered.

Deferred circulation revenue—Deferred circulation revenue arises as a normal part of business from prepaid subscription payments for newspapers and other publications. Revenue is realized in the period the publication is delivered.

Fair Value of Financial Instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable.The carrying amount of these items approximates fair value.

Long term debt. To estimate the fair value of our debt issues, which are not quoted on an exchange, the Company used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 2006, the fair value of the $300 million principal amount of senior subordinated notes was approximately $284 million and the fair value of the Tranche A term loan and revolving credit facility were estimated at $171 million and $47 million, respectively.

Cash and Cash Equivalents —Cash is stated at cost and the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company owned or held no outstanding debt instruments at December 31, 2006.

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

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Write-offs of uncollectible accounts receivable net of recoveries were $1,571, $2,176, and $3,024 in 2006, 2005 and 2004, respectively.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented approximately 56% and 64% of the Company’s inventory at December 31, 2006 and 2005, respectively, is determined by the last in, first out method. Costs for newsprint inventory would have been $1,689 and $1,848 higher at December 31, 2006 and 2005, respectively, had the FIFO method been used for all inventories. The turnover of inventory ranges from 30 days to 60 days depending on availability and market conditions. Obsolete inventory is generally not a factor.

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

The Company is required to test its goodwill and indefinite-lived intangible assets (including mastheads) for impairment on an annual basis, which occurs on December 31st. Additionally, goodwill and other indefinite-lived intangible assets are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets, which resulted in no impairments.

Impairment of long-lived assets—In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, other than indefinite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any unrecoverable carrying amounts are adjusted to fair value and any impairment losses are reported in the period in which the recognition criteria are first applied, based on the undiscounted cash flows. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell. No impairment losses have been recognized since adoption of this standard on January 1, 2002.

Income taxes—The Company is a single member limited liability company and is not subject to income taxes. However, the Company’s results are included in the consolidated federal income tax return of Shivers Trading & Operating Company (Morris Communications' ultimate parent corporation). Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on results of the Company. The Company and Morris Communications have entered into a formal tax sharing agreement, under which the Company is required to provide for its portion of income taxes. Under the terms of the agreement, the Company remits taxes for its current tax liability to Morris Communications. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement.

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

Member’s deficit—Member’s deficit includes the original investment in the Company by Morris Communications, accumulated income of the Company, and the distributions to and contributions from Morris Communications, including those arising from the forgiveness of the net intercompany receivables and payables between Morris Communications and the Company. Management of the Company and Morris Communications has agreed that all such intercompany amounts are deemed distributions and contributions. (See Note 9.)

Reclassification of Loan Receivable from Morris Communications—Prior to 2005, the Company had reported the loan receivable from Morris Communications (see Note 9) as a long-term asset on the Company’s balance sheets and had reported interest income related to the loan receivable in the statement of income. Based on the historical practice of the Company and Morris Communications in settling a significant portion of the outstanding loan receivable balance with dividends, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods ending December 31, 2006 and 2005.

As a result of this conclusion, the Company has classified the outstanding $23,153 and $15,655 loan receivable balances at December 31, 2006 and 2005, respectively, as part of member’s deficit. The Company has also accrued $2,095 and $1,484 in loan receivable interest on this loan receivable through December 31, 2006 and 2005 as contra equity.

The Company has not reversed the previously reported 2004 loan receivable interest income, as such amounts were considered immaterial.

Due from Morris Communications —Due from (to) Morris Communications represents a net short term receivable (payable) that resulted from operating activities between the Company and its Parent.

Restricted Cash Held in Escrow— Cash held in escrow was comprised of proceeds from the sale of the Company’s former Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. The Parent acquired $460 and $5,280 in qualified replacement property during 2005 and 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,500 in escrow became unrestricted to the Company on the March 27, 2006 expiration date for the tax-deferred exchange.

Performance Unit Grants —During 2004, Morris Publishing executed the 2004 Morris Publishing Group Performance Unit Grant in order to grant 1,000,000 performance units to various senior executive and other business unit managers, effective as of January 1, 2004, under the terms of the Shivers Trading & Operating Company (Morris Communications’ ultimate parent company) Performance Unit Plan, dated April 1, 2004. The 2004 Performance Unit Grants expired on December 31, 2005, which was the final valuation date. Each unit was valued annually based on the net operating income of the consolidated newspaper business segment, adjusted for taxes and a 10% capital charge based on the average invested capital. The Company accrued $200 in employee bonus costs for the total value of the 1,000,000 performance unit grants at the final December 31, 2005 valuation date, with payment commencing in 2007 and years thereafter. The performance unit grants had no value at the end of 2004.

Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a retiree health plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after June 15, 2007, while the new measurement date is effective for fiscal years ending after December 15, 2008.  SFAS No. 158 requires that previously disclosed but unrecognized gains/losses, prior service costs, and transition obligations of a retiree health plan be recognized at adoption of SFAS No. 158 as a component of shareholder’s equity in accumulated other comprehensive income, net of applicable income taxes.

The measurement date for the Company’s retiree health plan obligations is currently the Company’s fiscal year-end so a change in measurement date is not needed. Had SFAS No. 158 been adopted at December 31, 2006, the Company’s accumulated other comprehensive income would have decreased by $1,016 and decreased member's deficit by $1,016.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), effective for fiscal years beginning after November 15, 2006. This bulletin addresses the diversity in practice in quantifying financial misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. The adoption of this SAB had no effect on the Company at December 31, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The Company is currently evaluating the impact upon of adoption of FIN 48.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 were effective for reporting periods ending after December 15, 2005.
2. Acquisitions

In July 2006, the Company acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers acquired were The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone, all of which are in or around the Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4,405. The Company paid cash for the acquisition.

The purchase price of the acquisition was allocated to the estimated fair values of assets and liabilities acquired. The excess purchase price over the fair value of the tangible and intangible net assets was allocated to goodwill. The excess consideration over the $404 fair value of the tangible net assets was allocated to goodwill, subscriber lists and mastheads. Such allocation to goodwill, subscriber lists and mastheads ere $2,360, $1,421 and $220, respectively.

The subscriber lists are being amortized, on a straight line basis, over a 15-year life. The mastheads, which are considered an indefinite-lived intangible asset and goodwill are not being amortized in accordance with SFAS No. 142.

In April 2004, Morris Communications contributed the ownership of Skirt Charleston magazine, a monthly free women’s publication, to the Company. The transfer was recorded at the historical carrying amounts, which approximated $1,318 as of November 2003, the date of the Skirt Charleston magazine acquisition by Morris Communications. The excess capital contribution over the $138 fair value of the net assets was allocated with $788 allocated to goodwill and $392 allocated to subscriber and advertiser relations. The Company has subsequently launched new Skirt! publications in Augusta, Georgia, Savannah, Georgia, Jacksonville, Florida, Charlotte, North Carolina and Columbia, South Carolina.

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

The results of operations of each of these acquisitions have been recorded in the consolidated statements of income from the dates of acquisition. The pro forma effect on net income had the acquisitions been reflected as of the beginning of the year acquired and the previously reported year would not have been material. There were no basis adjustments for income tax purposes and all goodwill is expected to be deductible for tax purposes.

3. Gain on sale of fixed assets

During 2006, the Company sold miscellaneous fixed assets for $150 resulting in a net pre-tax gain of $13.

On September 28, 2005, the Company sold Savannah’s former production facility to a third party. At closing, the Company received proceeds, net of closing costs, of $7,170. This, net of $327 in clean up costs, gave the Company net proceeds from the sale of $6,843 resulting in a net pre-tax gain of $5,018. The Company elected to have the $7,170 in proceeds deposited into an escrow account in order to potentially fund other acquisitions by the Company or its Parent through a tax-deferred Section 1031 exchange. See Note 1.

During 2005 the Company also sold miscellaneous fixed assets for $113 which resulted in a gain of $70. Scrapped fixed assets totaled $278.

In 2004, the Company received a total of $1,315 in net proceeds from the sale of its Savannah warehouse and from the sale of other machinery and equipment. The net gain from these fixed asset sales totaled $758. Scrapped fixed assets totaled $577.

4. Property and equipment

Property and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Land	$13,679	$13,337
Buildings and improvements	108,479	107,389
Machinery and production equipment	172,724	171,210
Office equipment, fixtures and vehicles	90,280	85,361
Construction in progress	5,303	5,697
	390,465	382,994
Less accumulated depreciation	(246,348)	(233,183)
	$144,117	$149,811

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $15,857, $16,404, and $15,541, respectively.

5. Goodwill and other intangible assets

Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with FAS No. 142, Goodwill and Other Intangible Assets. The estimated value of the reporting unit to which goodwill is allocated is determined using the greater of the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

Other intangible assets acquired consist primarily of mastheads on various acquired properties, subscriber lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market. The fair value of the mastheads and domain names is determined using an income or market multiple approach. The asset is considered impaired when the fair value of the intangible asset is less than its carrying value.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Goodwill	Other intangible assets

Balance at December 31, 2004	$186,034	$21,011
Additions	-	-
Amortization expense	-	(5,560)
Balance at December 31, 2005	186,034	15,451
Additions	2,360	2,391
Amortization expense	-	(5,575)
Balance at December 31, 2006	$188,394	$12,267

The Company recorded $5,575, $5,560, and $5,556, of amortization expense during the years ended December 31, 2006, 2005, and 2004, respectively, associated with its finite-lived intangible assets.

The gross carrying amounts and related accumulated amortization of the Company’s finite-lived and indefinite-lived intangible assets at December 31, 2006 and 2005 were as follows:

	Cost	Accumulated amortization	Net cost

December 31, 2006:

Finite-lived intangible assets
Subscriber lists	$70,579	$63,033	$7,546
Non-compete agreements and other assets	61	37	24
Total finite-lived intangible assets	70,640	63,070	7,570

Indefinite-lived intangible assets
Newspaper mastheads	5,530	874	4,656
Domain names	58	17	41
Total indefinite-lived intangible assets	5,588	891	4,697

Total other intangible assets	$76,228	$63,961	$12,267

December 31, 2005:

Finite-lived intangible assets
Subscriber lists	$68,409	$57,470	$10,939
Non-compete agreements and other assets	60	25	35
Total finite-lived intangible assets	68,469	57,495	10,974

Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	58	17	41
Total indefinite-lived intangible assets	5,368	891	4,477

Total other intangible assets	$73,837	$58,386	$15,451

Estimated amortization expense of the Company’s finite-lived intangible assets for the next five years as of December 31, 2006 is as follows:

2007	$2,420
2008	768
2009	749
2010	731
2011	602

6. Long term debt

Original financing-2003:

On August 7, 2003, the Company refinanced substantially all of its long-term indebtedness by issuing $250 million of 7% senior subordinated notes (“Notes”) due 2013 and entering into a $400 million bank credit agreement (“2003 Credit Agreement”). In September 2003, an additional $50 million of senior subordinated notes were issued. The loss incurred on the extinguishment of the prior debt was $5,957 during 2003. The Company subsequently modified and replaced the 2003 Credit Agreement with a 2005 Credit Agreement with substantially similar terms and conditions.

The Notes are due in 2013 with interest payments due February 1 and August 1, with the first payment being paid on February 1, 2004.

The $300 million in senior subordinated notes is subordinated to the rights of the lenders under the original and future senior credit facilities. In the event of a liquidation, dissolution, bankruptcy, insolvency or similar event of the company, the lenders of the senior debt must be paid in full for all obligations under the Credit Agreement (including interest accruing after the commencement of a bankruptcy proceeding), before any payment can be made to holders of the notes. The covenants of the Company’s Credit Agreement prevent voluntary payment or prepayment of the senior subordinated notes, except for regularly scheduled payments of principal and interest. In addition, the covenants of the Credit Agreement require that all payments, including regularly scheduled interest payments, on the senior subordinated notes must be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the notes indenture receives a “Payment Blockage Notice” following any other default that would permit the senior lenders to accelerate the maturity of the senior debt.

The indenture relating to the senior subordinated note limits the Company's ability to pay dividends to its parent, Morris Communications. See the discussion of this restrictive covenant in Note 9, Transactions with Morris Communications. There are no restrictions in the 2005 Credit Agreement on the  Company's ability to pay dividends to its parent, which is a guarantor of the debt under this senior credit facility.

The bank credit agreement dated August 7, 2003, consisted of a Tranche B $225,000 term loan and a $175,000 revolving credit line. The Tranche B principal payments were due each quarter com mencing December 31, 2004, through December 31, 2010, with the final payment to have been due March 31, 2011. The quarterly payments were $563 with final payment being $210,938. The revolving credit loan would have terminated September 30, 2010. Borrowings under the August 7, 2003 Credit Agreement bore interest at either the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR was the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate was the LIBOR rate.

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

The refinancing of the Tranche A and C Term Loans resulted in an exchange of debt instruments with substantially different terms, since the present value of the cash flows under the terms of the new debt instrument were greater than 10% different from the present value of the remaining cash flows under the terms of the original debt instruments. Therefore, the transaction was accounted for as a debt extinguishment in accordance with the guidance outlined in EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instrument”, and the unamortized costs associated with the prior Tranche A and C term loans were included in loss on extinguishment of debt on the consolidated statement of income.

The refinancing of the $150 million Revolving Credit Commitment resulted in an increase in borrowing capacity and was accounted for in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements”. Accordingly, unamortized deferred costs from the prior arrangement and the fees paid for the new credit facility were associated with the new arrangement and capitalized.

The $2,046 in fees incurred for the new credit facility were paid to different third parties and were not related to fees paid or received to extinguish the original debt instruments.

The new Tranche A term loan facility requires the following principal amortization with the final payment due on September 30, 2012.

2007	$2,188
2008	10,937
2009	19,688
2010	28,437
2011	48,125
Year 2012-2016	65,625

The facilities bear interest (i) at a spread above a base rate equal to the higher of (x) JPMorgan Chase Bank’s prime lending rate or (y) the applicable federal funds rate plus 0.5% (“ABR”), or (ii) at a spread above the Eurodollar rate (LIBOR). The spread applicable to borrowings will be determined by reference to Morris Communications Company’s consolidated trailing total debt to cash flow ratio. The spread applicable for ABR borrowings will range from 0% to 0.25%. The spread applicable for Eurodollar rate borrowings will range from 0.675% to 1.25%. A commitment fee on unborrowed funds available under the revolver ranges from 0.250% to 0.375%.

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

Year end debt summary:

Total debt was $524 million at December 31, 2006, up $3 million compared to the end of 2005, with $49 million outstanding on the $175 million revolving credit facility. At December 31, 2006, the interest rate on the Tranche A term loan outstanding was 6.25% and the weighted average interest rate on the revolver was 6.25%. The weighted cost of debt outstanding was approximately 6.6794% at the end of 2006.

At the end of 2006, the Company could borrow and use for general corporate purposes $119.8 million under the most restrictive covenants of its debt arrangements.

Total debt was $521 million at December 31, 2005, down $29 million compared to the end of 2004, with $46 million outstanding on the $175 million revolving credit facility. At December 31, 2005, the interest rate on the Tranche A term loan outstanding was 5.50% and the weighted average interest rate on the revolver was 5.3791%. The weighted cost of debt outstanding was approximately 6.35% at the end of 2005.

The Company paid $0.0 million, $4.9 million and $0.0 million in principal amortization during the 12 months ended December 31, 2006, 2005, and 2004, respectively, on the various term loan facilities.

7. Income taxes

The components of the Company’s income tax provision for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Current tax provision:
Federal	$18,530	$19,455	$15,333
State	3,399	3,568	2,813
	21,929	23,023	18,146

Deferred tax provision (benefit):
Federal	(1,914)	(2,744)	1,308
State	(351)	(503)	240
	(2,265)	(3,247)	1,548

Total income tax provision	$19,664	$19,776	$19,694

A reconciliation of income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Tax provision at statutory rate	$17,530	$17,873	$17,501
State tax provision, net of federal benefit	1,915	1,990	1,950
Domestic manufacturing deduction	-	(377)	-
Meals and entertainment expenses	219	290	243
Total income tax provision	$19,664	$19,776	$19,694

The net deferred tax liabilities as of December 31, 2006 and 2005 are comprised of the following:

	2006	2005
Current deferred tax assets:
Provision for doubtful accounts	$1,087	$1,131
Other accrued expenses	1,161	1,501
Total current deferred tax assets	2,248	2,632

Noncurrent deferred tax assets (liabilities):
Intangible assets	(10,033)	(11,749)
Depreciation and amortization	(20,032)	(20,499)
Postretirement benefits	10,093	9,312
Other accrued expenses	1,566	1,880
Total noncurrent deferred tax liabilities	(18,406)	(21,056)

Net deferred tax liability	$(16,158)	$(18,424)

Management believes that realization of its deferred tax assets is more likely than not; therefore, the Company did not record any valuation allowance against these deferred tax assets as of December 31, 2006 and 2005.

8. Member’s deficiency in assets

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

Based on the Company’s practice of settling a significant portion of the outstanding loan receivable balances with dividends, the Company in 2006 and 2005 classified the intercompany loan due from Morris Communications and the interest accrued and paid in 2006 and 2005 on the loan as contra equity in member’s deficit. (See Note 9)

The Company has not reversed the previously reported 2004 loan receivable interest income, as such amounts were considered immaterial.

9. Transactions with Morris Communications

Management, Technology and Shared Services Fees —The Company receives certain services from, and has entered into certain transactions with, the Parent.

Management Fee—This fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. A fee equal to the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications) is charged to the Company.

These management fees totaled $19,013, $18,604, and $18,230 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has recorded this management fee within other operating costs in the accompanying consolidated financial statements.

Technology and Shared Services Fee —This fee compensates Morris Communications for certain technology and shared services. During 2004, these fees were based on actual costs of technology and shared services related costs from MStar, a subsidiary of Morris Communications, as defined in the services agreement. In the first quarter 2005, the services agreement was amended, retroactive to January 1, 2005, allocating the costs based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage.

The technology and shared services fees paid to Morris Communications totaled $11,883, $11,628, and $12,542, for the years ended December 31, 2006, 2005, and 2004, respectively. The Company has recorded this services fee within other operating costs in the accompanying consolidated financial statements.

The Company believes that these fee allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been.

Employees’ 401(k) Plan —The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $4,275, $4,183, and $4,265 for the years ended December 31, 2006, 2005 and 2004, respectively.

Retiree Health Care Benefits —The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement health benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, net of the related contributions recorded were $2,008, $1,624, and $2,767 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount, were $25,948 and $23,939 as of December 31, 2006 and 2005, respectively.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 provided a federal subsidy which began in 2006 to postretirement medical plans that provide prescription drug benefits to retirees. The subsidy provides plan sponsors 28% of individual retirees’ annual prescription drug costs (in dollars) between $250 and $5,000 for retirees who are eligible for but opt out of Medicare Part D Prescription coverage.

This subsidy, when integrated with current claim costs, had the effect of decreasing liabilities and costs reported under the current accounting guidance for plans that were at least actuarially equivalent to the Medicare Part D benefit. At the end of 2005, the Company’s actuary determined that the Company’s plan was at least actuarially equivalent to Medicare D. The amount of the subsidy has been estimated at $600 per eligible retiree and beneficiary. The Company has reflected the effect of this subsidy in the accompanying financial statements for 2006 and 2005.

The following is a reconciliation of the benefit obligation and accrued benefit cost for which the Company is separately liable for as of and for the years ended December 31, 2006 and 2005:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$32,220	$35,342
Service costs	670	580
Interest costs	1,742	1,757
Participant contributions	497	517
Actuarial loss	(8,174)	(4,396)
Benefit payments	(1,238)	(1,580)
Benefit obligation at end of year	$25,717	$32,220

Reconciliation of accrued benefit cost:
Accrued postretirement benefit cost at beginning of year	$23,939	$22,314
Net periodic postretirement benefit cost	2,750	2,688
Net benefit payments	(741)	(1,063)
Accrued postretirement benefit cost at end of year	$25,948	$23,939

Components of net periodic benefit cost:
Service cost	$670	$580
Interest cost	1,742	1,757
Amortization of prior service cost	338	351
Net periodic benefit cost	$2,750	$2,688

The principal assumptions used in determining postretirement benefit obligations for the Company’s plan as of December 31, 2006 and 2005 are as follows:

	2006	2005
Discount rate	5.75%	5.50%
Health care cost increase rate:
Following year	11.00%	12.00%
Decreasing to at the end of 2012	5.00%	5.00%

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in 2006 would have increased the benefit obligation as of December 31, 2006, by $2,019 and the aggregate of benefits earned and interest components of 2006 net postretirement benefit expense by $185. Decreasing the assumed health care cost trend rate by 1% in 2006 would have decreased the benefit obligation as of December 31, 2006 by $1,915 and the aggregate of benefits earned and interest components of 2006 net postretirement benefit expense by $175.

The following is an estimate of the Company’s future benefit payments:

2007	$866
2008	984
2009	1,111
2010	1,227
2011	1,350
Years 2012-2016	7,980

Health and Disability Plan —The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expense allocated to the Company, based on total headcount, was $10,241, $12,938, and $14,357 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, was $2,076, $3,108 and $2,611 as of December 31, 2006, 2005 and 2004, respectively.

Workers’ Compensation Expense —The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, was $2,801, $2,892 and $2,864 for the years ended December 31, 2006, 2005 and 2004, respectively.

Loan Receivable from and restricted payments to Morris Communications —

Loan receivable:

Under its notes indenture, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bears the same rate as the borrowings under the Credit Agreement. The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month. For 2006 this interest rate was as follows:

January to November	LIBOR +	1.000%
December	LIBOR +	0.875%

The amount outstanding on the intercompany loan due from Morris Communications was $23,153 and $15,655 as of December 31, 2006 and 2005, respectively. The interest accrued on the loans to Morris Communications for the 12 months ended December 31, 2006 and 2005 and the five months ended December 31, 2004 was $2,095, $1,484, and $1,200, respectively, on average loan balances of $33.9 million, $23.7 million, and $27.5 million, respectively. The average annual interest rates were 6.089%, 5.620%, and 3.724% for the 12 month periods ended December 31, 2006, 2005 and 2004, respectively.

During 2005, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets, given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods ended December 31, 2006 and 2005. (See Note 1)

Restricted payments:

The Company is permitted under its notes indenture to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

On March 31, 2006 and September 30, 2006, the Company declared and recorded $15 million and $28 million in dividends, respectively, to Morris Communications

In December 2005, the Company declared and distributed a $1,811 property dividend of certain land unrelated to its business operations in Alaska and Augusta, Georgia to Morris Communications.

On August 31, 2004, the Company declared and paid a $50 million cash dividend to Morris Communications.

Morris Communications utilized all of these dividend distributions to reduce its loan receivable from Morris Publishing.

At December 31, 2006, the Company had an additional $98.0 million available for future restricted payments under the credit indenture.

10. Commitments and contingencies

Leases —In December 2002, the Company sold its recently completed facility in Savannah, Georgia to an affiliated party and entered into a 10-year operating lease expiring on December 31, 2012. The Company is required to make equal monthly payments of $92 beginning January 1, 2003, and continuing on the first date of each subsequent year during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) four percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2005, Morris Publishing Group entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building shall be $980 or a monthly rate of $82. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. Beginning on January 1, 2006 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) three percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year. The lessor is an entity indirectly primarily owned by three of Morris Publishing Group’s directors, William S. Morris IV, J. Tyler Morris and Susie M. Baker.

The Company leases certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2012. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2006 are as follows:

	Operating leases to Morris Communications and affiliates	Other Operating Leases	Total
2007	$2,259	$1,053	$3,312
2008	2,312	579	2,891
2009	2,370	318	2,688
2010	2,429	92	2,521
2011	2,490	41	2,531

Total rent expense under operating leases was approximately $4,212, $4,833, and $3,776, for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The following table summarizes the Company’s quarterly results of operations:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	2006
Total net operating revenue	$113,926	$120,266	$117,447	$123,516
Total operating costs	96,085	95,538	97,059	99,926
Operating income	17,841	24,728	20,388	23,590
Interest expense	9,000	9,171	9,389	9,499
Interest income	(67)	(1)	(1)	(1)
Other, net	(11)	(46)	(62)	(262)
Total other expense	8,922	9,124	9,326	9,236
Income before taxes	8,919	15,604	11,062	14,354
Provision for income taxes	3,582	5,883	4,154	6,045
Net income	$5,337	$9,721	$6,908	$8,309

	2005
Total net operating revenue	$113,338	$116,991	$113,771	$121,007
Total operating costs	97,360	96,214	89,963	93,545
Operating income	15,978	20,777	23,808	27,462
Interest expense	8,515	8,867	9,075	9,205
Interest income	(298)	(354)	604	(72)
Loss on extinguishment of debt	-	-	-	986
Other, net	18	-	1	(113)
Total other expense	8,235	8,513	9,680	10,006
Income before taxes	7,743	12,264	14,128	16,931
Provision for income taxes	3,101	4,822	5,591	6,262
Net income	$4,642	$7,442	$8,537	$10,669

 Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

  Item 9A--Controls and Procedures
Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Item 9B—Other Information

None

Part III

Item 10--Directors, Executive Officers, and Corporate Governance
The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Years in newspaper industry	Title
William S. Morris III	72	50	Chairman of the Board of Directors
William S. Morris IV	47	17	CEO, President and Director
Craig S. Mitchell	48	13	Director, Senior Vice President—Finance, Secretary and Treasurer
Carl N. Cannon	63	42	Executive Vice President
James C. Currow	63	43	Executive Vice President
Steve K. Stone	54	28	Senior Vice President—Chief Financial Officer
Susie Morris Baker	39	14	Director
J. Tyler Morris	44	18	Director
Mary E. Morris	73	11	Director

Our directors and executive officers are elected by, and serve at the discretion of, Morris Communications, which can add, remove and replace them at any time. References to service as directors and executive officers for periods prior to the formation of Morris Publishing in 2001 are to positions with our corporate predecessors in the newspaper business. These individuals also hold the same positions in the co-issuer, Morris Publishing Finance Co. The board of directors does not have any committees, except for an audit committee composed of Mr. Morris IV, Mr. Mitchell and Mr. Stone. Our board of directors has determined that Mr. Mitchell and Mr. Stone are audit committee financial experts, but that neither is independent.

William S. Morris III—Mr. Morris has served as chairman of our board of directors for at least 30 years. Mr. Morris is the chairman of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries and is the chief executive officer of all of these companies except Morris Publishing and its subsidiaries. Mr. Morris is active in community and state affairs, as well as in the newspaper and outdoor advertising industry and has recently completed a term as Chairman of the Newspaper Association of America. Mr. Morris has a journalism degree from the University of Georgia and has been in the newspaper business his entire working career. Mr. Morris is also a member of the board of directors of Mediacom Communications Corporation.

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

Craig S. Mitchell—Mr. Mitchell became senior vice president-finance in November 2003 and has served as vice president-finance, secretary and treasurer since 1999 and as a director since 1999. He holds similar positions with Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. Prior to joining Morris Publishing, Mr. Mitchell was employed by Deloitte Haskins & Sells in its tax department and by President Baking Company as its treasurer. Mr. Mitchell holds an accounting degree from Augusta College and a Master of Accountancy (tax option) from the University of Georgia. Mr. Mitchell is also a member of the board of directors of Mediacom Communications Corporation.

Carl N. Cannon—Mr. Cannon became executive vice president in November 2003 and has served as vice president-newspapers with responsibility for our Florida publishing group, including The Florida Times-Union, our largest publication, since 1991. Prior to that Mr. Cannon held numerous management positions with us in Georgia, Texas, and Florida. He has a degree in journalism from the University of Georgia and has spent his entire business career with Morris Publishing.

James C. Currow—Mr. Currow was named executive vice president-newspapers in 2002, with responsibility for the metro newspapers outside Florida, the western group community newspapers and the eastern group community newspapers. He previously served as vice president-newspapers with responsibility for our metro newspapers outside of Florida and for our western community newspapers since 1998. Prior to joining us, Mr. Currow was president and CEO of Currow & deMontmollin a newspaper management consulting firm he started in 1995. He also served as president and chief executive officer of the Milwaukee Journal and Sentinel from 1992 to 1995, served as vice president of Sales and Marketing at The Miami Herald from 1989 to 1992, served as vice president of Advertising at The Miami Herald from 1986 to 1989, and served as vice president of Sales and Marketing at the Ft. Wayne Newspapers from 1982 to 1986.

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

Steve K. Stone— Mr. Stone became senior vice president in November 2003 and has served as our vice president and chief financial officer-newspapers and has been the head of MStar Solutions, LLC, the Morris Communications subsidiary operating the Shared Services Center, since 2002. Mr. Stone has 24 years experience in the newspaper industry and prior to joining us in 2002, Mr. Stone was Assistant Vice President/Shared Services for Knight Ridder, Inc. He has also served as Vice President/Chief Financial Officer for The Charlotte Observer, Director of Finance/Controller for The Miami Herald, and held various financial positions at the San Jose Mercury News, Columbus Ledger-Inquirer and The Wichita Eagle Beacon. Mr. Stone holds a BBA degree from Southwestern College.

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

William Morris III and Mary Morris are husband and wife. William Morris IV, J. Tyler Morris and Susie Morris Baker are their children.

Code of Ethics

We adopted, and posted on our Web site at morris.com/profile/ethics.shtml, a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and others.

Item 11--Executive Compensation

Compensation Discussion and Analysis

Overview

Management Agreement
Most of our executive officers, including our principal executive officer and principal financial officer, do not receive any part of their compensation from us. Their services are provided to us by our parent, Morris Communications, under our management agreement, pursuant to which we generally pay 4% of our total operating revenues to Morris Communications for corporate services and costs incurred on our behalf, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. See “Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers whose services are provided to us through the management agreement are:

William S. Morris III, Chairman of the Board of Directors,
William S. Morris IV, President and CEO,
Craig S. Mitchell, Senior Vice President - Finance, Secretary and Treasurer, and
Steve K. Stone, Senior Vice President - CFO.

Each of these executive officers also serves in executive officer capacities for some or all of our parent, Morris Communications, its ultimate parent, Shivers Trading & Operating Company, and their other subsidiaries.

Executive Vice Presidents

Our only other executive officers are our two Executive Vice Presidents ('EVPs") charged with the operations of our newspaper business and are our only executive officers paid by us. Thus, the remainder of this “Compensation Discussion and Analysis” will focus on the compensation of these two EVPs.

Our primary business financial objective is to provide a stable stream of income to our member through increases in distributable cash flow. To do so, we seek to enhance the return from, and the value of, our existing newspapers and other publications, and any additional publications we may acquire, develop or invest in. In turn, the purpose of our executive compensation program for our two EVPs has been and is to achieve our primary objectives by retaining and motivating these talented executives by providing incentives and economic security. More specifically, our compensation program for these EVPs is designed to reward favorable increases in distributable cash flow, both in absolute amount and relative to our peers, taking into consideration our competitive position within the newspaper industry and each executive’s long-term career contributions to the company. The goal is to align the interests of our EVPs with our primary objectives.

We and our parent are privately held by the Morris family and, accordingly, do not provide any stock options, grants or equity based compensation of any kind. Substantially all of our EVPs’ compensation is in the form of cash payments, the largest portion of which is current cash compensation through base salary. We have also rewarded long term performance and encouraged continued employment through a non-qualified deferred compensation agreement in which the employee would become vested in additional compensation amounts over several years of service, and which amounts may become forfeitable upon improper competition with our newspapers. Annual base salaries, cash bonuses and any additional deferred compensation amounts are set based upon individual performance, the performance of the newspapers, for which they are responsible, and the criteria and goals described above. We seek to provide overall compensation to the EVPs that is competitive with total compensation paid by other newspaper companies similar to us, either by size or by industry.

The annual cash incentive bonus for a fiscal year is typically paid in the first quarter of the fiscal year following such fiscal year, when financial statements for such fiscal year become available for both the Company and other publicly-traded newspaper companies. For example, the Company paid the two executive vice presidents their 2006 cash incentive bonus in March 2007.

EVP compensation for 2006 primarily consisted of (i) annual cash base salary, and (ii) annual cash incentive bonus. Compensation in 2006 also included benefits and other perquisites, such as 401(k) plan matching, payment of health and welfare plan premiums, employer contributions and earnings under Morris Communications deferred compensation plan and imputed income for use of company vehicle. Our EVPs (and certain other employees) may elect to defer a portion of their salary under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future.

For Mr. Cannon, a significant part of his compensation consisted of the annual $200,000 credit to his non-qualified deferred compensation account pursuant to his 1999 Deferred Compensation Agreement, plus credit for over $230,000 of deemed earnings on this account. Mr. Cannon will not be fully vested in this account until age 65, or upon his earlier death or disability. This Deferred Compensation Agreement credits his account with $200,000 per year during his employment for up to 10 years and was designed to reward Mr. Cannon for over 30 years of service to Morris and to retain Mr. Cannon’s services and loyalty until his retirement.

Our Board of Directors does not maintain a compensation committee, and the functions of a compensation committee are performed by our Chairman and our Chief Executive Officer. The Chairman and our Chief Executive Officer make the decisions each year regarding executive compensation, including annual base salaries, bonus awards and performance unit grants. With respect to our two EVPs, the Chairman and the Chief Executive Officer set each Executive Officer’s base salary and cash bonus based on criteria previously described. They do not base their decisions on any income, revenue, cash flow or other financial targets, or any other pre-determined formulae. For 2006, they determined the base salary amounts and bonuses for each of these two EVPs based on their assessment of each officer’s individual performance and current level of compensation.

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

Components and Criteria of Executive Vice President Compensation

Fiscal year 2006 compensation

Base salary. For 2006, the base salary of each of our EVPs was based on the review of our chairman and chief executive officer and the following:

•	An assessment of the scope of the EVP’s responsibilities and leadership;
•	The EVP’s expertise and experience within the industry
•
The competitive market compensation paid to executive officers in similar positions at public newspapers that are our peers, both by industry segment (newspaper publishing) and size (enterprise value).

•	Our overall financial and business performance, and
•	The EVP’s contributions to the company.

The 2006 annual base salaries for the EVPs are provided in the Summary Compensation Table further below.

Annual Cash Incentive Bonus. The annual cash incentive bonus program is intended to compensate our EVPs for achieving our annual financial goals at both the company and individual newspaper levels, as well as implementing long-term plans and strategies. The annual cash incentive bonus program is based on performance and responsibility level rather than on the basis of seniority, tenure or other entitlement. This performance-based program encourages our officers to continually improve their capabilities to deliver short- and long-term business results. The annual cash incentive bonuses are set so that they are competitive with bonuses paid to executive officers in similar positions and with similar responsibilities at companies in our peer group.

We emphasize the importance of incentive cash compensation as a component of total compensation for the EVPs. This component of our compensation program is an investment in high quality, successful employees who can improve the operational performance of the existing assets and generate new business opportunities and investments that create value for our member.

Performance Unit Grants. In 2004, we issued performance units to the EVPs and various other business unit managers under the terms of various Shivers Trading & Operating Company (Morris Communications’ ultimate parent company) Performance Unit Plans. These performance units were intended to compensate the Company’s senior executives and other business unit managers for achieving our annual financial goals at the corporate level. Each unit typically was valued annually based on the increase in net operating income of the consolidated newspaper segment, adjusted for taxes and a capital charge based on the average invested capital. These performance units were valued at the end of 2005 and each of our two EVPs will receive cash payments totaling $17,600 for their units. These payments were deferred, with the first payments being made in 2007. We did not choose to issue new units for 2006 or beyond, instead emphasizing the other components of compensation.

Retirement Plans. In order to attract and retain key executive talent, we believe that it is important to provide the EVPs with retirement benefits, including benefits that are in addition to those generally provided to its employees.

401(k) Plan-- The EVPs may defer specified portions of their compensation under the 401(k) plan generally available to all of our employees. The Company makes a matching contribution of 100% up to the first 5% of base salary (up to an annual compensation limit prescribed by law) on behalf of each EVP under the 401(k) Plan. The Company provides this match to all eligible employees to encourage participation and to provide a competitive retirement benefit.

Elective Deferred Compensation Plan- We permit the EVPs to elect to defer a portion of their salaries under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future. Neither EVP elected to defer any portion of his 2006 salary under this Plan, but Mr. Currow was credited with earnings on his prior deferral amounts.

Cannon non-qualified Deferred Compensation Plan- In 2006, we continued crediting Mr. Cannon’s non-qualified unfunded deferred compensation account with a new annual $200,000 accrual, plus deemed earnings on all amounts deferred under the plan since 1999, in accordance with the terms of the plan.

Postretirement Benefit Plan- Our EVPs may participate in our retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. Full-time employees who were hired before January 1, 1992 (such as Mr. Cannon) and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 (such as Mr. Currow) must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100,000 per employee.

For more information about the Executive Deferred Compensation Plan, please refer to the “Non-Qualified Deferred Compensation” table further below.

Summary Compensation Table. The following table sets forth all compensation from Morris Publishing awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2006 for our principal executive officer and principal financial officer. (Note that the services of these officers were provided to us by our parent, Morris Communications, pursuant to our management agreement.)

Name and principal position	Year	Total Compensation From Registrant

William S. Morris IV	2006	$-
President and CEO	2005	-
(principal executive officer)	2004	-

Steve K. Stone	2006	-
Senior Vice President - CFO	2005	-
(principal financial officer)	2004	$-

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2006 for our two executive officers who received compensation from Morris Publishing in 2006:

Name and principal position	Year	Salary	Bonus	Performance Unit Grants (c)	401(k) Company contribution	Non-qualified deferred compensation contribution	Non-qualified deferred compensation earnings (d)	All other compensation			Total

Carl N. Cannon	2006	$800,000	$45,428	$-	$11,000	$200,000	$230,634	$36,111	(a	)	$1,323,173
Executive Vice President	2005	800,000	69,875	17,600	10,500	200,000	71,765	35,481	(a	)	1,205,221
	2004	750,000	73,156	-	10,250	200,000	92,757	25,426	(a	)	1,151,589

James C. Currow	2006	800,000	97,876	-	11,000	-	17,536	29,454	(b	)	955,866
Executive Vice President	2005	800,000	86,705	17,600	10,500	-	5,361	28,824	(b	)	948,990
	2004	$716,667	$-	$-	$10,250	$-	$44,776	$27,067	(b	)	$798,760

(a)
Includes imputed income for use of company vehicle in the amount of $17,703, $17,703, and $8,812 for 2006, 2005 and 2004, respectively, for the participation in the executive medical reimbursement plan in the amounts of $9,848, $9,218 and $8,589 for 2006 and 2005 and 2004, respectively, and for the payment of club dues of $8,560, $8,560 and $8,025 for 2006 and 2005 and 2004, respectively.

(b)
Includes imputed income for use of company vehicle in the amount of $19,606, $19,606 and $19,606 for 2006 and 2005 and 2004, respectively, and for the participation in the executive medical reimbursement plan in the amounts of $9,848, $9,218 and $7,461 for 2006, 2005 and 2004, respectively.

(c)	The performance unit grants were non-equity incentive plan contributions, as described in the narrative discussion above.

(d)
Earnings are credited to a participant's account based upon the investment performance of designated funds or investments chosen, from time to time, by the participant. The amounts shown in this column reflect all earnings for the respective periods (rather than "above market rate earnings").

No information is presented for options, restricted stock awards, stock appreciation rights or other stock based compensation, because no such compensation has been awarded.

Non-qualified Deferred Compensation Table. The following table sets forth the Company contributions, the aggregate earnings and withdrawals and the aggregate balance of the non-qualified deferred compensation plan for the year ended December 31, 2006 for our  Executive Vice Presidents who received compensation from Morris Publishing in 2006.

Name and principal position	Registrant contributions in 2006 (a)	Aggregate earnings in 2006 (a)	Aggregate withdrawals/distributions	Aggregate balance at December 31, 2006
Carl N. Cannon-Executive Vice President	$200,000	$230,634	$-	$1,804,112

(a)	These amounts are included in full in the Summary Compensation Table above.

Deferred Compensation Plan for Deferrals Table. The following table sets forth the executive contributions, the aggregate earnings and withdrawals and the aggregate balance of the deferred compensation plan for deferrals for the year ended December 31, 2006 for our Executive Vice Presidents who received compensation from Morris Publishing in 2006.

Name and principal position	Executive contributions in 2006	Aggregate earnings in 2006 (a)	Aggregate withdrawals/distributions	Aggregate balance at December 31, 2006
James C. Currow-Executive Vice President	$-	$17,536	$-	$170,564

(a)	These amounts are included in full in the Summary Compensation Table above.

Fiscal year 2007 compensation

Base salary. For 2007, the annual base salaries of the two Executive Vice Presidents remained the same as in 2006.

Annual cash incentive bonus. For 2007, the Company retained the overall structure of the 2006 annual incentive bonus for the Executive Vice Presidents.

Performance Unit Grants. The Company has not issued any new performance units.

Employment and/or severance agreements

Morris Publishing has no employment or severance agreements with its executive officers. We have designed our incentive and compensation programs to retain key employees, but no such programs obligate any employee to continue to work for us, nor commit Morris Publishing to continue to employ any officer. Mr. Cannon may forfeit a portion of his non-qualified deferred compensation account if he terminates employment before age 65 (other than as a result of death or disability) or if he violates the terms of a non-competition clause after termination of employment.

Compensation of directors

Our directors received no compensation for their services as such in 2006, 2005 and 2004.

Compensation Committee Interlocks and Insider Participation

The functions of a compensation committee were performed by William S. Morris III, our Chairman, and William S. Morris IV, our President and CEO, both of whom are executive officers. However, since their services are provided through our management agreement, and since they receive no executive compensation from us, they were not involved in setting their own compensation from us.

During 2006, there was no interlocking relationship between our Board of Directors and the board of directors or compensation committee of any other company.

Compensation Committee Report

William S. Morris III, our Chairman, and William S. Morris IV, our President, perform the functions of a compensation committee and have reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

By the members of the Board of Directors performing the functions of a compensation committee,

William S. Morris III, Chairman
William S. Morris IV, President

Item 12--Security Ownership of Certain Beneficial Owners and Management

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

Item 13--Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions. Various entities which are affiliated with Morris Communications and the Morris family have engaged, and will in the future engage, in transactions with us some of which may be viewed, from the perspective of a note holder of Morris Publishing, as disadvantageous to us or an inappropriate use of our resources.

These transactions may not necessarily be consummated on an arm’s-length basis and therefore may not be as favorable to us as those that could be negotiated with non-affiliated third parties.

We receive certain services from, and have entered into certain transactions with, Morris Communications. Costs of the services that have been allocated to us are based on actual direct costs incurred or on Morris Communications’ estimate of the proportion of expenses incurred by Morris Communications that related to the services provided to us. Morris Communications made the allocations based on usage or other factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to us. We believe that these allocations have been made on a reasonable basis, and approximate all of the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services from third parties would have been. The management fee and the technology and shared services fee aggregated $30.8 million for the year ended December 31, 2004; $30.2 million for the year ended December 31, 2005 and $30.9 million for the year ended December 31, 2006. These fees do not include other transactions or shared expenses between Morris Publishing, on the one hand, and Morris Communications and its other subsidiaries, on the other hand, including cash management, employer 401(k) contributions, workers’ compensation expense and intercompany borrowings. See Notes 1 and 9 to Notes to Consolidated Financial Statements for December 31, 2006, 2005 and 2004.

We will continue to be managed by Morris Communications pursuant to a management agreement and as compensation for these services, Morris Communications will be entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). These corporate allocation expenses totaled $19.0 million; $18.6 million and $18.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, and were based on 4% of annual total net operating revenues.

In addition, as part of the initiatives to move to a shared services concept, our parent created MStar Solutions, LLC, an organization that provides savings and cost efficiencies by leveraging purchasing power; centralizing, standardizing and simplifying back office and administrative procedures; creating and implementing an advanced business platform, and leveraging the technology platform. During 2004, we paid our allocable share (based upon usage) of the actual costs of operations of MStar Solutions. In the first quarter 2005, the services agreement was amended, retroactive to January 1, 2005, allocating the costs based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage. These technology and shared services expenses allocated by Morris Communications to the Company totaled $11.9 million, $11.6 million and $12.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. In 2005 and 2006, these fees were based on 2.5% of annual total net operating revenues.

In addition to the management services, we may share other miscellaneous facilities and costs with Morris Communications and its other subsidiaries. Shared costs may include joint promotions or the use of facilities, equipment, supplies or employees of one division for the benefit of an affiliate and Morris Communications will allocate the costs among the various entities. Shared facilities include the home office complex of buildings in Augusta, Georgia, which we own for use of The Augusta Chronicle, but which is also used as the home office and principal place of business of Morris Communications.

In December 2002, we sold our then recently completed facility in Savannah, Georgia to an affiliated party and entered into a 10-year operating lease expiring on December 31, 2012. We are required to make equal monthly payments of $92,000 beginning January 1, 2003, and continuing on the first date of each subsequent month during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) four percent, and (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2005, Morris Publishing Group entered into an amendment with respect to its lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building is $980,000 or a monthly rate of $81,666.67. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. The lessor is an entity indirectly owned primarily by three of Morris Publishing Group’s directors, William S. Morris IV, J. Tyler Morris and Susie M. Baker.

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

On September 28, 2005, the Company sold Savannah’s former production facility to a third party for $6.4 million, net of closing and environment remediation costs, resulting in a net pre-tax gain of $5.0 million. The Company elected to have the proceeds deposited into an escrow account in order to potentially fund other acquisitions by the Company or its Parent through a tax-deferred Section 1031 exchange.

Director Independence. We have no independent directors and no independent members of audit or other committees. Five of the six members of our board of directors are members of the Morris family, and the sixth member is Craig. S. Mitchell, an executive officer for us, Morris Communications, and Shivers Trading & Operating Company, our ultimate parent. Mr. Mitchell serves at the pleasure of the Morris family. A member of the Morris family serves as our chief executive officer.

Our audit committee consists of three executive officers, William S. Morris IV, our principal executive officer, Craig S. Mitchell, our Senior Vice President-Finance, and Steve K. Stone, our principal financial officer.

Approval of Transactions with Related Persons. Our senior credit facility and our notes indenture contain restrictions on transactions with related persons, and generally require that any new transactions be at least as advantageous to us as we would obtain in a transaction with an unrelated person. Other than these contractual agreements, we have no written policies or procedures for the review, approval or ratification of transactions with related persons. Any such transactions would be approved by our chairman, William S. Morris III, our president, William S. Morris IV, or by our board of directors. Since we have no independent directors, we would not obtain approval from disinterested directors.

Item 14. Principal Accountant Fees and Services.

Fees for all services provided by Deloitte & Touche, LLP for fiscal years 2006 and 2005 are as follows: (in dollars)

Audit fees. The aggregate fees billed for professional services rendered by Deloitte & Touche, LLP in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports provided to note holders for 2006 and 2005 were approximately $322,500 and $290,000, respectively.

Audit related fees. The aggregate fees billed for professional services rendered by Deloitte & Touche, LLP in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2006 and 2005 were approximately $0 and $20,000, respectively.

Tax fees. Deloitte & Touche, LLP did not bill us directly for tax services in 2006 or 2005, as we did not file income tax returns separate from our ultimate corporate parent. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche, LLP in connection with tax compliance, tax advice, and tax planning in 2006 and 2005 were approximately $41,500 and $43,827, respectively. None of the amounts billed in 2006 and 2005 were allocated to us, but were provided by Morris Communications under our Management Agreement.

All other fees. Deloitte & Touche, LLP did not bill us directly for other services in 2006 or 2005, but billed our ultimate corporate parent for services related to employee benefit plans covering our corporate parent’s employees, including our employees. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche, LLP in connection with its employee benefit plans in 2006 and 2005 were approximately $16,500 and $16,000, respectively. None of the amounts billed in 2006 and 2005 were allocated to us, but were provided by Morris Communications under our Management Agreement.

During 2005, we established an audit committee to perform all functions with respect to our audit under sections 204 and 301 of the Sarbanes Oxley Act. The audit committee has no independent representation and consists of William S. Morris IV, the Company’s Chief Executive Officer, and Craig S. Mitchell and Steve K. Stone, both Senior Vice Presidents of the Parent.

In 2005 and 2006, the audit committee had no pre-approval policies and procedures described in paragraph(c) (7) (i) of Rule 2-01 of Regulation S-X.

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
4.2
Registration Rights Agreement, dated as of August 7, 2003, among Registrants and J.P. Morgan Securities, Inc. acting as representative for the Initial Purchasers of $250 million aggregate principal amount of 7% Senior Subordinated Notes due 2013. *

4.3
Registration Rights Agreement, dated as of September 24, 2003, among Registrants and J.P. Morgan Securities, Inc. as the initial purchaser of $50 million aggregate principal amount of 7% Senior Subordinated Notes due 2013.*

4.4	Form of Registrants’ 7% Senior Subordinated Notes due 2013, Series B**
10.1
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

10.4
Lease dated December 31, 2002 for Savannah newspaper production facility between Morris Communications Company, LLC (assigned to Morris Publishing Group, LLC) and Savannah Chatham Parkway, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker.*

10.5	Deferred Compensation Agreement dated July 7, 1999 between Carl N. Cannon and Morris Communications Corporation (subsequently assumed by Morris Publishing Group, LLC). *
10.6	Trust Under Morris Communications Corporation Deferred Compensation Plan dated July 7, 1999. *
10.7	Morris Communications Company, LLC Deferred Compensation Plan For Deferrals *
10.8
First Lease Amendment executed February 21, 2005, effective November 1, 2004, amending the Lease dated December 31, 2002 for Savannah newspaper facilities between Morris Publishing Group, LLC and Savannah Chatham Parkway Property, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker.***

10.9	First Amendment to Management and Services Agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated February 24, 2005. ***
10.10	Shivers Trading and Operating Performance Unit Plan #
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Morris Publishing Group, LLC
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as an exhibit to the Registration Statement on Form S-4 of Morris Publishing Group filed with the SEC on January 26, 2004 and incorporated herein by reference.

** Included as Exhibit B to the Indenture described in Exhibit 4.1 previously filed with the Registration Statement on Form S-4 of Morris Publishing Group filed with the SEC on January 26, 2004.

*** Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on February 25, 2005.

# Filed as an exhibit to the Form 10-K of Morris Publishing Group filed with the SEC on March 31, 2005.

## Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on December 15, 2005.

(c) Financial Statement Schedule-Valuation and Qualifying Accounts

Schedule II

		Additions
	Balances at	Charged to		Balances
	Beginning	Costs and		at End of
(Dollars in thousands)	of Period	Expenses	Deductions*	Period

Year Ended December 31, 2006
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,227	$1,969	$1,571	$2,625
Year Ended December 31, 2005
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,981	$1,422	$2,176	$2,227
Year Ended December 31, 2004
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,793	$3,212	$3,024	$2,981

*Represents uncollectible accounts written off, net of recoveries and dispositions

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC
Morris Publishing Finance Co.

By: /s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer
(of both entities)

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title (for both registrants)	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	3/30/07
/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	3/30/07
/s/ William S. Morris III	Director (Chairman)	3/30/07
/s/ Mary S. Morris	Director	3/30/07
/s/ J. Tyler Morris	Director	3/30/07
/s/ Susie M. Baker	Director	3/30/07
/s/ Craig S. Mitchell	Director	3/30/07

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