Form 10-Q
period 2007-03-31
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2007-05-11
CIK 1276477, 1276476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

▪	other risks and uncertainties.

Part I
Morris Publishing Group, LLC

Consolidated balance sheets

	March 31,	December 31,
(Dollars in thousands)	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,810	$6,964
Accounts receivable, net of allowance for doubtful accounts of $3,095 and $2,625 at March 31, 2007 and December 31, 2006 , respectively	49,983	58,236
Inventories	4,369	4,030
Deferred income taxes, net	2,321	2,248
Prepaid and other current assets	1,474	1,065
Total current assets	63,957	72,543
NET PROPERTY AND EQUIPMENT	143,520	144,117
OTHER ASSETS:
Goodwill	188,394	188,394
Intangible assets, net of accumulated amortization of $65,373 and $63,961at March 31, 2007 and December 31, 2006, respectively	10,855	12,267
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $5,067 and $4,669 at March 31, 2007 and December 31, 2006, respectively	11,287	11,522
Total other assets	210,536	212,183
Total assets	$418,013	$428,843
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$10,004	$10,399
Current maturities of long-term debt	4,375	2,188
Accrued interest	4,220	9,427
Due to Morris Communications	1,706	1,326
Deferred revenues	18,754	16,649
Accrued employee costs	8,584	12,916
Other accrued liabilities	2,315	1,556
Total current liabilities	49,958	54,461
LONG-TERM DEBT, less current portion	525,625	521,813
DEFERRED INCOME TAXES, less current portion	17,427	18,406
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	26,251	25,948
OTHER LONG-TERM LIABILITIES	3,980	3,750
Total liabilities	623,241	624,378
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(171,593)	(172,382)
Loan receivable from Morris Communications, net	(33,635)	(23,153)
Total member's deficiency in assets	(205,228)	(195,535)
Total liabilities and member's deficiency in assets	$418,013	$428,843

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income

	Three months ended March 31,
(Dollars in thousands)	2007	2006

NET OPERATING REVENUES:
Advertising	$86,770	$92,373
Circulation	16,825	17,544
Other	4,097	4,009
Total net operating revenue	107,692	113,926
OPERATING EXPENSES:
Labor and employee benefits	45,002	44,032
Newsprint, ink and supplements	12,955	14,764
Other operating costs (excluding depreciation and amortization)	33,696	32,008
Depreciation and amortization expense	5,322	5,281
Total operating expenses	96,975	96,085
Operating income	10,717	17,841
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	9,319	9,000
Interest income	(3)	(67)
Other, net	(44)	(11)
Total other expenses, net	9,272	8,922
INCOME BEFORE INCOME TAXES	1,445	8,919
PROVISION FOR INCOME TAXES	657	3,582
NET INCOME	$788	$5,337

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of cash flows

	Three months ended March 31,
(Dollars in thousands)	2007	2006

OPERATING ACTIVITIES:
Net income	$788	$5,337
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,322	5,282
Deferred income taxes	(1,052)	(825)
Amortization of debt issuance costs	398	411
Gain on sale and disposal of fixed assets, net	-	(3)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	8,253	3,849
Inventories	(339)	1,165
Prepaids and other current assets	(409)	(50)
Other assets	(163)	(194)
Accounts payable	(395)	(2,234)
Accrued employee costs	(4,332)	(3,355)
Accrued interest	(5,207)	(5,310)
Due to Morris Communications	381	1,811
Deferred revenues and other liabilities	2,864	1,736
Postretirement obligations due to Morris Communications	303	422
Other long-term liabilities	228	184
Net cash provided by operating activities	6,640	8,226
INVESTING ACTIVITIES:
Capital expenditures	(3,314)	(1,330)
Restricted cash released from escrow	-	6,780
Net proceeds from sale of property and equipment	-	59
Net cash (used in) provided by investing activities	(3,314)	5,509
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	16,000	26,000
Repayments on revolving credit facility	(10,000)	(25,000)
Advances on loan receivable from Morris Communications	(10,480)	(20,465)
Net cash used in financing activities	(4,480)	(19,465)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,154)	(5,730)
CASH AND CASH EQUIVALENTS, beginning of period	6,964	12,458
CASH AND CASH EQUIVALENTS, end of period	$5,810	$6,728
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,129	$13,899
Income taxes paid to Morris Communications	1,710	4,407
Dividends applied against loan receivable from Morris Communications	-	15,000

See notes to consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation and Change in Significant Accounting Policies

Basis of presentation - The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three month interim period in 2007 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2006 and 2005 and for each of three years ended December 31, 2006.

2.	Transactions with Morris Communications

Management fee- The Company was charged with a management fee by Morris Communications in an amount equal to 4% of the total net operating revenue, as defined in the management agreement. These management fees totaled $4,334 and $4,598 for the three months ended March 31, 2007 and 2006, respectively. This expense compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. The Company has recorded this management fee within other operating costs in the accompanying financial statements.

Technology and shared services fee- The Company was charged with a technology and shared services fee from Morris Communications, as defined in the management agreement. This fee is based upon the lesser of 2.5% of total net operating revenue of the Company or the actual technology costs applicable to the Company based upon usage. The technology and shared services fees paid to Morris Communications, which was based upon 2.5% of the total net operating revenue of the Company, totaled $2,709 and $2,881 for the three months ended March 31, 2007 and 2006, respectively. The Company has recorded this management fee within other operating costs in the accompanying financial statements.

Employees’ 401(k) plan- The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,093 and $1,083 for the three months ended March 31, 2007 and 2006, respectively.

Retiree health care benefits- The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement health benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2006.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $303 and $422 for the three months ended March 31, 2007 and 2006, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount were $26,251 and $25,948 as of March 31, 2007 and December 31, 2006, respectively.

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

The following is an estimate of the Company’s net periodic benefit cost for all of 2007:

2007
Service cost	$514
Interest cost	1,409
Unrecognized gain from earlier periods	-
Net periodic benefit cost	1,923
Less: employee contributions	(711)
Estimated net benefit expense	$1,212

 Health and Disability Plan- The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the total headcount, was $3,635 and $3,169 for the three months ended March 31, 2007 and 2006, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,434 and $2,076 as of March 31, 2007 and December 31, 2006, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense- The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $772 and $769 for the three months ended March 31, 2007 and 2006, respectively.

Loan receivable from Morris Communications - Under the Company’s indenture related to the senior subordinated notes, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three month period ended March 31, 2007, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented.

The Company has classified the outstanding $33,635 and $23,153 loan receivable balances, net of the $4,099 and $3,579 in accumulated interest accrued on these receivables, as of March 31, 2007 and December 31, 2006, respectively, as part of member’s deficiency in assets.

During the three month periods ended March 31, 2007 and 2006, the Company reported the $520 and $535, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three month periods ended March 31, 2007 and 2006 was 6.25% and 5.58%, respectively, on average loan receivable balances of $32,493 and $36,765, respectively.

Restricted payments - The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

On March 31, 2006, the Company declared and recorded a $15 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts. At March 31, 2007, the Company had approximately $101.0 million available for future restricted payments under the credit indenture.

Restricted cash released from escrow - Cash held in escrow was comprised of proceeds from the 2005 sale of the Company’s former Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. The Parent acquired $5,280 in qualified replacement property during the first quarter of 2006 with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,500 in escrow became unrestricted to the Company on the March 27, 2006 expiration date for the tax-deferred exchange.

3.	Recently Issued Accounting Standards

The Company will be required to adopt FASB Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning January 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. The Company is in the process of evaluating the impact of SFAS 157 on its results of operations and financial position.

In February 2007 FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS 159, if elected, on its results of operations and financial position.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The adoption of Fin 48 had no impact on the Company at March 31, 2007.

4.	Long-Term Debt

At March 31, 2007 and December 31, 2006, total debt was $530 million and $524 million, respectively, with $55 million and $49 million outstanding on the $175 million revolving credit facility, respectively.

At March 31, 2007, the interest rate on the Tranche A term loan outstanding was 6.25% and the weighted average interest rate on the revolver was 6.25%. The average interest rate on the debt outstanding was approximately 6.6745% and 6.6794% at March 31, 2007 and December 31, 2006, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.375% at March 31, 2007 and December 31, 2006.

At March 31, 2007, the Company could borrow and use for general corporate purposes approximately $88.2 million under the Company’s most restrictive covenants which were from the senior bank credit facility and the Company was in compliance with all covenants under its debt arrangements.

5.	Goodwill and Other Intangible Assets

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

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

During December 2006, the Company performed the required impairment tests of goodwill and the indefinite-lived intangible assets, which resulted in no impairments.

Amortization expense of other intangible assets for the three month period ended March 31, 2007 was $1,412.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the three months ended March 31, 2007 were as follows:

	Goodwill	Other intangible assets

Balance at December 31, 2006	$188,394	$12,267
Additions	-	-
Amortization expense	-	(1,412)
Balance at March 31, 2007	$188,394	$10,855

Other finite-lived and indefinite-lived intangible assets at March 31, 2007 and December 31, 2006 were as follows:

	Cost	Accumulated amortization	Net cost

March 31, 2007:

Finite-lived intangible assets
Subscriber lists	$70,579	$64,442	$6,137
Non-compete agreements and other assets	61	40	21
Total finite-lived intangible assets	70,640	64,482	6,158

Indefinite-lived intangible assets
Newspaper mastheads	5,530	874	4,656
Domain names	58	17	41
Total Indefinite-lived intangible assets	5,588	891	4,697

Total other intangible assets	$76,228	$65,373	$10,855

December 31, 2006:

Finite-lived intangible assets
Subscriber lists	$70,579	$63,033	$7,546
Non-compete agreements and other assets	61	37	24
Total finite-lived intangible assets	70,640	63,070	7,570

Indefinite-lived intangible assets
Newspaper mastheads	5,530	874	4,656
Domain names	58	17	41
Total Indefinite-lived intangible assets	5,588	891	4,697

Total other intangible assets	$76,228	$63,961	$12,267

6.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2007 and 2006 and with our consolidated financial statements as of December 31, 2006 and 2005 and for each of three years ended December 31, 2006, filed on Form 10-K.

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

Linage, rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, online page views and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue. Our other revenue consists primarily of commercial printing and other online revenue.

During the first three months of 2007, advertising and circulation revenue represented 80.6% and 15.6%, respectively, of our total net operating revenue. Our advertising revenue consisted of 51.0% in retail, 6.7% in national and 42.3% in classified. Online advertising revenue, included in all advertising categories above, represented 10.2% of our total first quarter 2007 advertising revenue.

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

From time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions, particularly within the retail, auto, housing and labor economic sectors.

We continue to see overall declines in circulation at our newspapers which is consistent with the industry as a whole. We continue to focus on circulation retention efforts through lengthened subscriptions periods, new payment methods, and increased service levels.

In addition, we view our industry’s currently changing landscape as a great opportunity, with many of our current strategic initiatives embracing these changes to continue to move us forward. While we continue to focus on our core business, we are aggressively pursuing innovation as the key to move our newspapers into a portfolio-model business with a wide variety of products focusing on meeting the changing needs of our core newspaper consumers and customers in all of our markets and helping us to remain the informational leaders in the communities we serve.

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

We believe there have been no significant changes during the quarter ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2006 filed with the Securities and Exchange Commission on Form 10-K.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, morris.com , as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications, is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, this Report on Form 10-Q.

Financial summary for the three months ended March 31, 2007 compared to March 31, 2006

Compared to the first quarter last year, operating income was $10.7 million, down $7.1 million, or 39.9%, with total operating revenue of $107.7 million, down $6.2 million, or 5.5%, and total operating costs of $97.0 million, up $0.9 million, or 0.9%.

Since the first quarter of last year, we have acquired or introduced several new non-daily publications in or near our existing markets to better serve changing reader and advertising needs. Excluding these new products, total operating revenue was down $7.3 million, or 6.4%, and total operating costs were down $0.2 million, or 0.2%.

Advertising revenue for the quarter was $86.8 million, a decrease of $5.6 million, or 6.1%, from last year. While national advertising revenue was up 1.4%, retail and classified advertising revenue were down 3.4% and 10.1%, respectively. The material variances in the advertising categories listed above are discussed in more detail in our results of operations summary, which follows.

The first quarter of 2007 included one fewer Sunday compared with a year ago, slightly affecting our quarter-over-quarter comparisons, as Sundays usually generate more print advertising revenue than the other six days of the week.

During the first quarter of 2007, our total advertising revenue results were primarily impacted by the weak advertising environment in Florida and poor performances from Savannah and several of our other larger newspapers.

Advertising revenue in Jacksonville, our largest newspaper, was down $4.3 million, or 13.6%, with a steep decline in the classified run of press category and a significant decline in the retail category. Winter Haven was down $0.4 million, or 32.7%, primarily due to the weakness in the retail category, and St. Augustine was down $0.1 million, or 3.5%. Since we expect our Florida publications’ second quarter advertising results, particularly in the classified category, to be similar to the first quarter of this year, we are realigning our operating expenses and resources.

Since the end of 2006, Jacksonville transitioned its geographically-zoned Sun publications to nine individual products created for separate communities within the larger market area. The Sun’s content and format has been enhanced and the publications are published up to four times a week. Web sites have been created for many of these publications, on which, we are anticipating that much of the content will be reader provided. The intent is to provide a marketplace for the smaller local advertiser; however, gains from this new strategy have been slower developing than anticipated. For comparison purposes, revenue from the Jacksonville newspaper and the Sun publications, herein, are combined for both periods presented.

Our Savannah newspaper’s advertising revenue was down $0.7 million, or 9.5%, with weakness in the retail and classified advertising categories.

In addition, advertising revenue from our Lubbock, Amarillo and Topeka newspapers was down 1.4%, 4.2% and 1.9%, respectively, or, together, down $0.4 million.

Augusta’s advertising revenue was up $0.1 million, or 0.6%, with the strength in the national and classified categories offset somewhat by a significant decline in the retail category.

Total combined advertising revenue from our other 19 daily newspapers was down $0.4 million, or 2.4%, with the declines in Athens and Holland contributing all of this net decrease.

Advertising revenue from all of our non-daily publications, excluding the nine Jacksonville Sun weeklies, was up $0.7 million, or 12.2%, primarily due to the acquisition or introduction of the new publications in five of our existing markets. These new publications include the Barnwell (S.C.), Sylvania (Ga.), Hampton County (S.C.), Edgefield (S.C.), North Augusta (S.C.), Richmond Hill (Ga.), and Effingham (Ga.) newspapers, and the Athens’ (Ga.) County Publications, Lubbock’s (Tex.) Frenship Today and St. Augustine’s (Fla.) Eco Latino publications.

In addition, our first quarter results reflect the industry’s shift from run of press (“ROP”) and preprint advertising to online advertising. Compared to the first quarter last year, ROP advertising was $59.0 million, down $7.1 million, or 10.7%, and preprint advertising was $15.2 million, down $0.8 million, or 5.1%.

Online advertising revenue, included in all advertising categories above, was $8.8 million, up $1.8 million, or 24.8%, due to the strength in the classified employment and retail advertising categories. Compared to the first quarter of last year, total page views, a key measure of interest in our Web sites, were up 13.8%; with traffic from new visitors up 25.0%.

During the first quarter of 2007, circulation revenue was $16.8 million, down $0.7 million, or 4.1%, from the same period last year, with the decline in Jacksonville contributing over half of the decrease.

Other income was $4.1 million, up $0.1 million, or 2.2%, with most of the increase from the USA Sunday magazine.

Total labor and employee benefit costs were up $1.0 million, or 2.2%, newsprint, ink and supplements costs were down $1.8 million, or 12.3%, and other operating costs, excluding depreciation and amortization, were up $1.7 million, or 5.3%. Depreciation and amortization expense was up slightly from the same quarter last year.

Excluding our new publications, total labor and employee benefit costs were up 0.8%, newsprint, ink and supplements costs were down 12.8%, and other operating costs, excluding depreciation and amortization, were up 4.0%.
Interest and loan amortization expense increased by $0.3 million, or 3.5%, due to short-term interest rate increases.

On March 31, 2006, we declared and recorded a $15 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts.

Our effective tax rate was 45.5 % for first quarter of 2007, compared to 40.2% for the same quarter last year.

Net income for the first quarter of 2007 was $0.8 million, down $4.5 million from $5.3 million during the same period last year.

Yahoo! newspaper consortium

As the rollout of Yahoo! HotJobs at our daily newspaper’s Web sites is beginning, we see our partnership in the newspaper consortium with Yahoo! as a very strategic move from both a revenue and growth in audience perspective. In addition to HotJobs, we, through our newspaper consortium, are also working on many other new initiatives with Yahoo!; focusing on several key areas:

The first is deploying and leveraging Yahoo!’s highly touted advertising inventory management system, which will allow us to target visitors with ads that match their specific interests.

The inventory management system will also give Yahoo!’s and other national sales forces the ability to sell regional and national ads into our sites in a seamless way. It will also allow our sales forces to place the ads of local advertisers in front of visitors on Yahoo!’s Web site. These are typically people we have not reached with our print or online products.

Because the Yahoo! partnership names our newspapers as “Trusted News Sources,” headlines from our newspapers will appear all across Yahoo!’s Web sites and utilities, such as Yahoo! Mail and Messenger. We expect this to attract significant new traffic to our websites, which we will monetize with advertising.

Finally, Yahoo! will help put our newspapers into the paid Search business, through Yahoo!’s“Content Match,” or contextual ad solution and through Yahoo!’s keyword ads that appear on pages of web search results.

Results of operations for the three months ended March 31, 2007 compared to March 31, 2006

Net operating revenue. The table below presents the total net operating revenue and related statistics for the three month periods ended March 31, 2007 and 2006:

(Dollars in thousands)	Three months ended March 31,		Percentage change
	2007	2006	2007 vs. 2006
Net operating revenues
Advertising
Retail	$44,251	$45,798	(3.4%)
National	5,794	5,716	1.4%
Classified	36,725	40,859	(10.1%)
Total advertising revenues	86,770	92,373	(6.1%)
Circulation	16,825	17,544	(4.1%)
Other	4,097	4,009	2.2%
Total net operating revenues	$107,692	$113,926	(5.5%)

Retail advertising revenue:

Total retail advertising revenue was $44.3 million, down $1.5 million, or 3.4%, from the first quarter last year. Excluding our new non-daily publications, retail advertising revenue was down $2.2 million, or 4.8%.

During the first quarter of 2007, preprint retail revenue was down $0.5 million, or 3.4%; while ROP retail advertising revenue was down $2.3 million, or 8.5%, from the same period last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was up $0.5 million, or 14.5%.

Retail online revenue was $2.3 million, up $0.8 million, or 49.4%, from the first three months last year, with solid gains in Augusta, Lubbock, Amarillo, Athens and Topeka.

Our Jacksonville newspaper’s retail advertising revenue was down $0.6 million, or 5.6%, with declines in the ROP, preprint and online categories. Winter Haven was down $0.4 million, or 41.6%, primarily due to the decline in the preprint category, and St. Augustine was down $0.1 million, or 4.6%.

Jacksonville’s results reflect some large decreases from major advertisers, without any gains from new advertisers.

Our Savannah newspaper’s retail advertising revenue was down $0.4 million, or 10.2%; with most of the losses from the banking and telecommunications sector.

In addition, retail advertising revenue from our Augusta, Amarillo and Topeka newspapers was down 3.6%, 3.5% and 4.9%, respectively, or, together, down $0.4 million.

Total retail advertising revenue from our other 19 daily newspapers was down $0.1 million, or 1.2%, with the solid gain in Juneau offset by the declines in Athens, Grand Island, Independence and Holland.

Excluding the $1.3 million in retail advertising revenue from our new non-daily publications and the Jacksonville weeklies, retail advertising for the non-daily publications was down $0.3 million, or 5.6%.

Classified advertising revenue:

Total classified advertising revenue was $36.7 million, down $4.1 million, or 10.1%, from the first three months in 2006. Excluding our new non-daily publications, classified advertising revenue was down $4.4 million, or 10.7%.

Online classified advertising revenue was up $1.8 million, or 24.8%, with most of the increase driven by the employment category. During the first quarter of 2007, classified ROP advertising revenue was down $4.8 million, or 13.7%, and classified preprint advertising revenue was down $0.2 million, or 41.5%.

Our Jacksonville newspaper’s classified advertising revenue was down $3.8 million, or 22.7%, with large declines in the employment and real estate ROP category. St. Augustine was down $0.1 million, or 4.8%, all in the employment category, and Winter Haven was down overall $0.1 million, or 13.4%. We expect the downturn in Jacksonville’s classified category to continue the same trend into the second quarter of this year.

Our Savannah newspaper’s classified advertising revenue was down $0.4 million, or 11.3%; all from the auto and employment ROP category.

In addition, classified advertising revenue from our Lubbock and Amarillo newspapers was down 1.0% and 1.1%, respectively. Augusta and Topeka were both up 1.9% from the first quarter last year, with strength in the real estate category.

Total classified advertising revenue from our other 19 daily newspapers was down $0.1 million, or 1.4%, with the solid employment category gain in Grand Island offset by the declines in Athens, and Holland. Athens’ was down $0.2 million, or 13.9%, with large losses in the auto and employment categories.

Excluding the $0.6 million in classified advertising revenue from our new non-daily publications and the Jacksonville weeklies, classified advertising for the non-daily publications was up $0.1 million, or 3.5%. The Echoland Shopper was up $0.1 million, or 123.6%.

National advertising revenue:

Total national advertising revenue was $5.8 million, up $0.1 million, or 1.4%, from the first quarter last year. The solid gains in Jacksonville, Augusta, and Savannah were offset by the declines in Lubbock, Amarillo and Juneau. Augusta was up $0.2 million, or 50.9%.

Circulation revenue:

During the first quarter of 2007, circulation revenue was $16.8 million, down $0.7 million, or 4.1%, from the same quarter last year.

Average daily single copies and home delivery copies remained soft, down approximately 5.2% and 1.0%, respectively.

Sunday circulation continued its trend down, with average single copy and home delivery down approximately 5.5% and 0.7%, respectively. Jacksonville and Augusta contributed most of this decline, with both newspapers experiencing steep declines in single copy and third party sales. Both newspapers have cut back on last year’s aggressive third party sales programs.

Other revenue:

Commercial printing revenue was $2.4 million, down $0.1 million, or 5.0%. Other miscellaneous operating income was up $0.2 million, or 12.5%, primarily due to the increase in the USA Sunday weekend magazine promotional revenue.

During the first quarter of 2006, we reached an agreement with the Atlanta Journal-Constitution (“AJC”) to license Skirt! magazine for the Atlanta market. We received a one-time fee during the first quarter of 2006 and will continue to receive royalty fees based upon the agreement. We have recently licensed Skirt! magazines for the Knoxville (Ten.) market and are currently negotiating licenses in other markets. Total royalty fees received from these license agreements were slightly less than $0.1 million for the first quarter of 2007.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for the three month periods ended March 31, 2007 and 2006:

(Dollars in thousands)	Three months ended March 31,		Percentage change
	2007	2006	2007 vs. 2006
Operating expenses
Labor and employee benefits	$45,002	$44,032	2.2%
Newsprint, ink and supplements	12,955	14,764	(12.3%)
Other operating costs	33,696	32,008	5.3%
Depreciation and amortization	5,322	5,281	0.8%
Total operating expenses	$96,975	$96,085	0.9%

Labor and employee benefits:

During the first quarter of 2007, total labor and employee benefits cost was $45.0 million, up $1.0 million, or 2.2%.

Compared to the first quarter last year, salaries and wages were $31.1 million, up $1.3 million, or 4.2%, primarily due to a 2.5% average pay increase and the increase in head count. FTE’s (or full time equivalent employees) were up by 2.0%.

Commissions and bonuses were $5.5 million, down $0.6 million, or 9.7%, from the same period last year, due to the decrease in advertising sales.

Employee medical insurance cost was $3.6 million, up $0.5 million, or 14.7%, due to the increase in claims experience and higher headcounts.

Compared to the first three months last year, postretirement benefit cost was $0.3 million, down $0.1 million, or 28.2%.

Excluding the labor and employee benefits cost directly related to our new non-daily publications, our total labor and employee costs were up $0.4 million, or 0.9%, with salaries and wages up 2.8%, commissions and bonuses down 11.1%, and total employee benefit costs up 2.7%. FTE’s were up just slightly from the same quarter last year.

Newsprint, ink and supplements cost:

During the first quarter of 2007, newsprint, ink and supplements cost was $13.0 million, down $1.8 million, or 12.3%.

Compared to the first quarter of 2006, total newsprint expense was $11.2 million, down $1.3 million, or 10.7%, due to the 2.6% decrease in newsprint consumption and the 8.3% decrease in the average cost per tonne of newsprint. We anticipate the downward trend in consumption and average cost of newsprint to continue into the end of 2007.

Due to the change in consumption, ink expense decreased 2.3% to $0.7 million, and supplements expense decreased 29.4% to $1.1 million.

Other operating costs:

Compared to the first quarter last year, total other operating costs were $33.7 million, up $1.7 million, or 5.3%, with $0.4 million of the increase directly attributed to the start up of our new publications. Bad debt expense was up $0.6 million, or 108.6%. The remainder of the net increase was due to the increases in advertising and miscellaneous administrative costs.

The combined technology and shared services fee and management fee charged by our parent under the management agreement totaled $5.6 million for the first quarter, down $0.4 million, or 6.1%, from the first quarter last year.

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

Cash was $5.8 million at March 31, 2007, down $1.2 million from $7.0 million at December 31, 2006.

Operating activities. Net cash provided by operations was $6.6 million for the first three months of 2007, down $2.4 million from $8.2 million for the same period in 2006.

Current assets were $64.0 million and current liabilities were $50.0 million as of March 31, 2007 as compared to current assets of $72.5 million and current liabilities of $54.5 million as of December 31, 2006. We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

Investment activities. Net cash used in investing activities was $3.3 million for the first three months of 2007 compared to $5.5 million provided by investing activities for the same period in 2006.

For the first three months in 2007, we spent $3.3 million on property, plant and equipment, of which, $2.1 million was spent on Savannah's new printing press. The remaining $1.8 million commitment on the printing press is scheduled to be paid by the end of 2007.  Our total capital expenditures for the first quarter of last year was $1.3 million.

For 2007, we expect our total capital expenditures to be between $15 million and $20 million.

Financing activities. Net cash used in financing activities was $4.5 million for the first three months of 2007 compared to $19.5 million used in financing activities for the same period in 2006.

Period end debt summary:

Total debt was $530 million at March 31, 2007, up from $524 million at December 31, 2006. We had $55 million outstanding on our new revolving credit facility, up $6 million from $49 million at December 31, 2006.

As of March 31, 2006, our total debt was $522 million with $47 million outstanding under our $175 million revolving credit facility.

As of March 31, 2007, our annualized cost of debt outstanding was approximately 6.6745%, up from 6.538% at the end of the same quarter last year.

At March 31, 2007, we could borrow and use for general corporate purposes approximately $88.2 million under the most restrictive covenants of our debt arrangements.

Loan receivable from Morris Communications:

Our indenture, with certain restrictions described in Note 2 of our financial statements, allows us to make loans to Morris Communications. The total loan outstanding at March 31, 2007 was $33.6million, up $10.4 million from $23.2 million at December 31, 2006.

The interest-bearing portion of all loans from us to our parent bear the same rate as the borrowings under the Credit Agreement (currently, this rate is LIBOR (adjusted to the nearest 1/16th) + 0.875%). We distinguish between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Given the historical practice of us and our parent settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented. (See Note 2)

We have classified the outstanding loan receivable balances, net of the $4.1 million and $3.6 million in accumulated interest accrued on these receivables as of March 31, 2007 and December 31, 2006, respectively, as part of member’s deficiency in assets.

During the three month periods ended March 31, 2007 and 2006, we reported the $0.5 million and $0.5 million, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three month periods ended March 31, 2007 and 2006 was 6.25% and 5.58%, respectively, on average loan receivable balances of $32.5 million and $36.8 million, respectively.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. At March 31, 2007, we had an additional $101.0 million available for future restricted payments under the notes indenture.

On March 31, 2006, we declared and recorded a $15 million dividend to Morris Communications that, in turn, utilized the distribution to reduce its debt to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ critical accounting policies from the critical accounting policies discussed under the registrants’ market risk position from the information provided in our annual report dated December 31, 2006 filed with the Securities and Exchange Commission on Form 10-K.

Although some of the our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income. (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report regarding long-term debt).

Based on our $230 million of variable rate debt at March 31, 2007, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase our annual interest expense by $2.3 million and net income by $1.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MORRIS PUBLISHING GROUP, LLC

Date: May 11, 2007	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: May 11, 2007	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)