Form 10-Q
period 2007-06-30
MORRIS PUBLISHING GROUP LLC
filed 2007-08-14
CIK 1276477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Yes  ☐                                     No  ☒

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer ☒

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

MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;


general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenues or on our business strategy;

	other risks and uncertainties.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

	June 30,	December 31,
(Dollars in thousands)	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,764	$6,964
Accounts receivable, net of allowance for doubtful accounts of $2,887 and $2,625 at June 30, 2007 and December 31, 2006 , respectively	49,225	58,236
Inventories	5,730	4,030
Deferred income taxes, net	2,119	2,248
Prepaid and other current assets	1,661	1,065
Total current assets	66,499	72,543
NET PROPERTY AND EQUIPMENT	142,850	144,117
OTHER ASSETS:
Goodwill	188,394	188,394
Intangible assets, net of accumulated amortization of $6,206 and $63,961at June 30, 2007 and December 31, 2006, respectively	9,895	12,267
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $5,465 and $4,669 at June 30, 2007 and December 31, 2006, respectively	10,883	11,522
Total other assets	209,172	212,183
Total assets	$418,521	$428,843
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$8,844	$10,399
Current maturities of long-term debt	6,563	2,188
Accrued interest	9,437	9,427
Due to Morris Communications	1,739	1,326
Deferred revenues	18,610	16,649
Accrued employee costs	11,740	12,916
Other accrued liabilities	2,644	1,556
Total current liabilities	59,577	54,461
LONG-TERM DEBT, less current portion	515,438	521,813
DEFERRED INCOME TAXES, less current portion	16,817	18,406
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	26,554	25,948
OTHER LONG-TERM LIABILITIES	3,942	3,750
Total liabilities	622,328	624,378
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(206,645)	(172,382)
Loan payable to (receivable from) Morris Communications, net	2,838	(23,153)
Total member's deficiency in assets	(203,807)	(195,535)
Total liabilities and member's deficiency in assets	$418,521	$428,843

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006

NET OPERATING REVENUES:
Advertising	$91,993	$98,988	$178,763	$191,361
Circulation	16,976	17,259	33,801	34,803
Other	3,966	4,018	8,063	8,027
Total net operating revenue	112,935	120,265	220,627	234,191
OPERATING EXPENSES:
Labor and employee benefits	45,192	43,400	90,194	87,432
Newsprint, ink and supplements	11,886	14,925	24,841	29,689
Other operating costs (excluding depreciation and amortization)	33,229	32,019	66,925	64,027
Depreciation and amortization expense	4,960	5,193	10,282	10,474
Total operating expenses	95,267	95,537	192,242	191,622
Operating income	17,668	24,728	28,385	42,569
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	9,437	9,171	18,756	18,171
Interest income	(1)	(1)	(4)	(68)
Other, net	(48)	(46)	(92)	(57)
Total other expenses, net	9,388	9,124	18,660	18,046
INCOME BEFORE INCOME TAXES	8,280	15,604	9,725	24,523
PROVISION FOR INCOME TAXES	3,333	5,883	3,990	9,465
NET INCOME	$4,947	$9,721	$5,735	$15,058

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

	Six months ended June 30,
(Dollars in thousands)	2007	2006

OPERATING ACTIVITIES:
Net income	$5,735	$15,058
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,282	10,474
Deferred income taxes	(1,460)	(1,167)
Amortization of debt issuance costs	797	810
Loss (gain) on sale and disposal of fixed assets, net	17	(17)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	9,011	3,823
Inventories	(1,700)	258
Prepaids and other current assets	(595)	(328)
Other assets	(158)	(181)
Accounts payable	(1,555)	(1,446)
Accrued employee costs	(1,176)	(712)
Accrued interest	10	19
Due to Morris Communications	413	1,537
Deferred revenues and other liabilities	3,050	1,437
Postretirement obligations due to Morris Communications	606	845
Other long-term liabilities	187	114
Net cash provided by operating activities	23,464	30,524
INVESTING ACTIVITIES:
Capital expenditures	(6,712)	(2,365)
Restricted cash released from escrow	-	6,780
Net proceeds from sale of property and equipment	130	99
Acquisitions of businesses	(75)	-
Net cash (used in) provided by investing activities	(6,657)	4,514
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	26,000	34,000
Repayments on revolving credit facility	(28,000)	(37,000)
Advances on loan receivable from Morris Communications	(14,007)	(20,850)
Net cash used in financing activities	(16,007)	(23,850)
NET INCREASE IN CASH AND CASH EQUIVALENTS	800	11,188
CASH AND CASH EQUIVALENTS, beginning of period	6,964	12,458
CASH AND CASH EQUIVALENTS, end of period	$7,764	$23,646
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$17,949	$17,343
Income taxes paid to Morris Communications	5,505	10,632
Accrued capital expenditures	-	22
Dividends applied against loan receivable from Morris Communications	40,000	15,000
See notes to consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation and Change in Significant Accounting Policies

Basis of presentation– The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three and six month interim periods in 2007 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2006 and 2005 and for each of three years ended December 31, 2006.

2.	Transactions with Morris Communications

Management fee– The Company was charged with a management fee by Morris Communications in an amount equal to 4% of the total net operating revenue, as defined in the management agreement. These management fees totaled $4,497 and $4,770 for the three months ended June 30, 2007 and 2006, respectively, and $8,831 and $9,368 for the six months ended June 30, 2007 and 2006, respectively. This expense compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. The Company has recorded this management fee within other operating costs in the accompanying financial statements.

Technology and shared services fee– The Company was charged with a technology and shared services fee from Morris Communications, as defined in the management agreement. This fee is based upon the lesser of 2.5% of total net operating revenue of the Company or the actual technology costs applicable to the Company based upon usage. The technology and shared services fees paid to Morris Communications, which was based upon 2.5% of the total net operating revenue of the Company, totaled $2,810 and $2,973 for the three months ended June 30, 2007 and 2006, respectively, and $5,519 and $5,854 for the six months ended June 30, 2007 and 2006, respectively. The Company has recorded this management fee within other operating costs in the accompanying financial statements.

Employees’ 401(k) plan– The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,056 and $1,077 for the three months ended June 30, 2007 and 2006, respectively, and $2,148 and $2,160 for the six months ended June 30, 2007 and 2006, respectively.

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

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $303 and $423 for the three months ended June 30, 2007 and 2006, respectively, and $606 and $845 for the six months ended June 30, 2007 and 2006, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount were $26,554 and $25,948 as of June 30, 2007 and December 31, 2006, respectively.

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

Health and Disability Plan– The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the total headcount, was $4,013 and $2,863 for the three months ended June 30, 2007 and 2006, respectively, and $7,648 and $6,032 for the six months ended June 30, 2007 and 2006, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,484 and $2,076 as of June 30, 2007 and December 31, 2006, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense– The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $829 and $770 for the three months ended June 30, 2007 and 2006, respectively, and $1,601 and $1,539 for the six months ended June 30, 2007 and 2006, respectively.

Loan receivable from Morris Communications– Under the Company’s indenture related to the senior subordinated notes, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three month period ended June 30, 2007, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

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

The Company has classified the outstanding $(2,838) and $23,153 loan (payable)/receivable balances, net of the $4,838 and $3,579 in accumulated interest accrued on these receivables, as of June 30, 2007 and December 31, 2006, respectively, as part of member’s deficiency in assets.

During the three month periods ended June 30, 2007 and 2006, the Company reported the $716 and $476, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three month periods ended June 30, 2007 and 2006 was 6.2917% and 6.0417%, respectively, on average loan receivable balances of $44,979 and $32,484, respectively.

During the six month periods ended June 30, 2007 and 2006, the Company reported the $1,259 and $1,011, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the six month periods ended June 30, 2007 and 2006 was 6.2708% and 5.8125%, respectively, on average loan receivable balances of $38,853 and $34,624, respectively.

Restricted payments– The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

On June 30, 2007 and March 31, 2006, the Company declared and recorded dividends of $40 million and $15 million, respectively, to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts. At June 30, 2007, the Company had approximately $70.5 million available for future restricted payments under the credit indenture.

Restricted cash released from escrow– Cash held in escrow was comprised of proceeds from the 2005 sale of the Company’s former Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. The Parent acquired $5,280 in qualified replacement property during the first quarter of 2006 with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,500 in escrow became unrestricted to the Company on the March 27, 2006 expiration date for the tax-deferred exchange.

3.	Recently Issued Accounting Standards

The Company will be required to adopt the Financial Accounting Standards Board’s (“FASB”)  Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for the fiscal year beginning January 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. The Company is in the process of evaluating the impact of SFAS 157 on its results of operations and financial position.

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

The measurement date for the Company’s retiree health plan obligations is currently the Company’s fiscal year-end so a change in measurement date is not needed. Had SFAS No. 158 been adopted at December 31, 2006, the Company’s accumulated other comprehensive income would have decreased by $1,016, in effect, increasing the member's deficit by $1,016.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The adoption of FIN No. 48 had no impact on the Company.

4.	Long-Term Debt

At June 30, 2007 and December 31, 2006, total debt was $522 million and $524 million, respectively, with $47 million and $49 million outstanding on the $175 million revolving credit facility, respectively.

At June 30, 2007, the interest rate on the Tranche A term loan outstanding was 6.375% and the weighted average interest rate on the revolver was 6.375%. The average interest rate on the debt outstanding was approximately 6.734% and 6.679% at June 30, 2007 and December 31, 2006, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.375% at June 30, 2007 and December 31, 2006.

On July 3, 2007, the Company, as borrower, entered into an Amendment No. 1 under the Credit Agreement dated as of December 14, 2005 (the “Credit Agreement”). The Credit Agreement contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including the Company). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008.

Without either an improvement in the Morris Communications consolidated financial results in 2008 or a reduction of the Company’s indebtedness, the Company is at risk of failing to meet one or more of the financial covenants as of December 31, 2008, in which event the Company would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.  The Company intends to carefully monitor the consolidated financial results and to take any necessary steps to avoid default, which steps may include (i) further amendments or refinancing of the Credit Agreement, which could increase the Company’s cost of capital, or (ii) the sale or transfer of a portion of the assets within the Morris Communications consolidated group to third parties or to affiliates with the sales proceeds being used to reduce the Company’s indebtedness.

At June 30, 2007, the Company could borrow and use for general corporate purposes approximately $85 million under the Company’s most restrictive covenants which were from the senior bank credit facility and the Company was in compliance with all covenants under its debt arrangements.

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

Amortization expense of other intangible assets totaled $1,040 and $1,391 for the three months ended June 30, 2007 and 2006, respectively, and $2,452 and $2,781 for the six months ended June 30, 2007 and 2006, respectively.

The remaining expense for the last six months of 2007 and for the four succeeding years for the existing definite-lived intangible assets is as follows:

Debt Maturities

2007	11,500
2008	16,500
2009	16,500
Thereafter	497,500
Total	$542,000

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the six months ended June 30, 2007 were as follows:

		Other
		intangible
	Goodwill	assets

Balance at December 31, 2006	$188,394	$12,267
Additions	-	80
Amortization expense	-	(2,452)
Balance at June 30, 2007	$188,394	$9,895

Other finite-lived and indefinite-lived intangible assets at June 30, 2007 and December 31, 2006 were as follows:

		Accumulated	Net
	Cost	amortization	cost
June 30, 2007:

Finite-lived intangible assets
Subscriber lists*	$10,372	$5,272	$5,100
Non-compete agreements and other assets	61	43	18
Total finite-lived intangible assets	10,433	5,315	5,118

Indefinite-lived intangible assets
Newspaper mastheads	4,656		4,656
Domain names	121		121
Total Indefinite-lived intangible assets	4,777		4,777

Total other intangible assets	$15,210	$5,315	$9,895
* Eliminated $60,207 in fully amortized assets

December 31, 2006:

Finite-lived intangible assets
Subscriber lists	$70,579	$63,033	$7,546
Non-compete agreements and other assets	61	37	24
Total finite-lived intangible assets	70,640	63,070	7,570

Indefinite-lived intangible assets
Newspaper mastheads	4,656		4,656
Domain names	41		41
Total Indefinite-lived intangible assets	4,697		4,697

Total other intangible assets	$75,337	$63,070	$12,267

6.	Commitments and Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2007 and 2006 and with our consolidated financial statements for the year ended December 31, 2006 filed on Form 10-K.

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

During the first six months of 2007, advertising and circulation revenue represented 81.0% and 15.3%, respectively, of our total net operating revenue. Our advertising revenue consisted of 51.7% in retail, 5.9% in national and 42.4% in classified. Online advertising revenue, included in all advertising categories above, represented 10.4% of our total six month 2007 advertising revenue, up from 7.9% from last year.

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

We believe there have been no significant changes during the quarter ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2006 filed with the Securities and Exchange Commission on Form 10-K.

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

Financial summary for the three months ended June 30, 2007 compared to June 30, 2006

Compared to the second quarter last year, operating income was $17.7 million, down $7.0 million, or 28.5%, with total operating revenue of $112.9 million, down $7.3 million, or 6.1%, and total operating costs of $95.3 million, down $0.3 million, or 0.3%.

During the second quarter of 2007, advertising and circulation revenue represented 81.5% and 15.0%, respectively, of our total net operating revenue. Our advertising revenue consisted of 52.3% in retail, 5.2% in national and 42.5% in classified.

Advertising revenue for the quarter was $92.0 million, a decrease of $7.0 million, or 7.1%, from last year, with retail, national and classified advertising revenue down 1.1%, 26.8% and 10.7%, respectively.

Since the second quarter of last year, we have acquired or introduced several non-daily publications in five of our existing markets to better serve changing reader and advertising needs. Excluding the $1.0 million in advertising revenue from these publications, our total advertising revenue was down $8.0 million, or 8.1%, with retail and classified advertising down 2.7% and 11.3%, respectively.

In addition, our second quarter results continue to reflect the industry’s shift from print and insert advertising to online advertising. Compared to the second quarter last year, print advertising was $61.4 million, down $9.0 million, or 12.8%, and insert advertising was $17.5 million, down $0.1 million, or 0.6%.

Online advertising revenue, included in all advertising categories above, was $9.8 million, up $1.8 million, or 22.6%, due to the strength in the classified employment and retail advertising categories. Online advertising revenue represented 10.6% of our total second quarter 2007 advertising revenue, up from 8.0% last year, with total page views, a key measure of interest in our Web sites, up 11.3% and traffic from new visitors up 25.3%.

Our second quarter advertising results also exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions. The material variances in the advertising categories listed above and at each newspaper are discussed in more detail herein and in our results of operations summary, which follows.

The cyclical downturn in the Florida real estate market has adversely impacted not only the classified real estate category, but also many of our other advertising categories dependent on the housing industry. During the second quarter of 2007, our Florida daily newspapers, which account for approximately 33.0% of our total advertising revenue, contributed 99.9% of our net decline in total advertising revenue. We expect the downtown our Florida markets to continue into the third quarter of this year.

Advertising revenue in Jacksonville, our largest newspaper, was down $6.6 million, or 19.7%, with a steep decline in all of the print and insert categories. For comparison purposes, revenue from our Jacksonville newspaper and the nine newly independent Jacksonville Sun weeklies, herein, are combined for both periods presented.

As for our other Florida newspapers, Winter Haven was down $0.3 million, or 24.5%, primarily due to the weakness in the retail print and classified print categories, and St. Augustine was down $0.1 million, or 5.1%, with declines in all print and insert categories.

In Savannah, our newspaper’s advertising revenue was down $0.5 million or 6.9%, with weakness in all print and insert categories. The gains from telecommunications and real estate were offset by the declines from banks, groceries, and employment.

Our Athens newspaper’s advertising revenue was down $0.4 million, or 10.4%, with a strong decline in the classified print and retail print categories. The majority of the declines were from the hospital, auto, banking, employment, and real estate sectors.

In addition, advertising revenue from our Lubbock and Amarillo newspapers was down 1.6% and 1.2%, respectively, or, together, down $0.2 million, due to declines in the national print category. The decline in the national category was from the movie sector and last year’s non-recurring Medicare insurance advertising.

Topeka was down $0.1 million, or 1.1%, due to weakness in the retail print and classified print categories, offset somewhat by the strength in the retail inserts and all of the online categories.

Augusta’s advertising revenue was up $0.2 million, or 2.1%, with the strength in the retail online and classified online categories offset somewhat by a significant decline in the national print category. The strength from the department store, wireless, electronics and home improvement sectors, were offset by declines in the employment, auto and legal sectors.

Advertising revenue for Bluffton Today, our free distribution daily newspaper, was up $0.2 million, or 20.5%, with significant gains in the retail specialty publications produced and distributed by Bluffton, but not a part of the main newspaper.

Total combined advertising revenue from our other 17 daily newspapers was flat with the prior year, with the declines in Kenai, Brainerd, Hannibal, Holland, Independence and Shawnee offset by gains in Conway, Ardmore, Pittsburg, Newton, Grand Island, Juneau and Dodge City.

Advertising revenue from all of our non-daily publications, excluding the Jacksonville Sun weeklies, was up $0.8 million, or 12.9%, due to the acquisition or introduction since the second quarter of last year of publications in five of our existing markets. These publications include the Barnwell (S.C.), Sylvania (Ga.), Hampton County (S.C.), Edgefield (S.C.), North Augusta (S.C.), Richmond Hill (Ga.), and Effingham (Ga.) newspapers, and the Athens' (Ga.)  County Publications, Lubbock's (Tex.)  Frenship Today and St. Augustine's (Fla.) Eco Latino publications. Excluding these publications, advertising revenue from our non-dailies was down $0.2 million, or 4.1%.

During the second quarter of 2007, circulation revenue was $17.0 million, down $0.3 million, or 1.6%, from the same period last year, with the decline in Jacksonville contributing all of the decrease.

Other income was $4.0 million, down slightly less than $0.1 million, or 1.3%, with decreases in commercial printing revenue and other online revenue.

Total labor and employee benefit costs were up $1.8 million, or 4.1%, newsprint, ink and supplements costs were down $3.0 million, or 20.4%, and other operating costs, excluding depreciation and amortization, were up $1.2 million, or 3.8%. Depreciation and amortization expense was down $0.3 million, or 4.5%.

Excluding the $1.1 million in total operating costs from our recently introduced or acquired publications, total operating costs were down $1.4 million, or 1.5%, with labor and employee benefit costs up 2.6%, newsprint, ink and supplements costs down 20.9%, and other operating costs, excluding depreciation and amortization, up 2.6%.

Interest and loan amortization expense increased by $0.3 million, or 2.9%, due to short-term interest rate increases.

On June 30, 2007, we declared and recorded a $40 million dividend to Morris Communications, in effect, offsetting the loan receivable from Morris Communications by the dividend amounts.

Our effective tax rate was 40.3% for the second quarter of 2007, compared to 37.7% for the same quarter last year.

Net income for the second quarter of 2007 was $4.9 million, down $4.8 million from $9.7 million during the same period last year.

Current initiatives and subsequent events

Enhancing our Web sites to complement our daily newspapers

The rollout of Yahoo! HotJobs is now complete at all of our daily newspapers’ Web sites.

Yahoo!’s “Search Services” has been launched at our Lubbock newspaper, allowing the newspaper’s Web site users to search the internet using Yahoo!’s “Web Search”. In addition, Yahoo!’s “Content Matched Ads” are now on all of Lubbock’s Web content pages and Yahoo!’s “ Sponsored Search Ads” (text ads based on keywords) are on all of Lubbock’s search results pages, with Lubbock’s users having access to Yahoo! advertisers, both locally and nationally.  In August, Lubbock began sharing in the revenue generated from these ads, soon to be followed by our remaining daily newspapers’ Web sites.

Our Augusta newspaper is currently in the test cross-selling phase of the implementation of Yahoo!’s“Graphical Ads Platform”. This platform, upon its full implementation in the fourth quarter of 2008, will give Yahoo! and each newspaper consortium member the opportunity to cross-sell each other’s online ad inventory pursuant to specific sales rules. Yahoo! will become the sole provider of the ad serving technology for each member newspaper’s Web sites, with each local newspaper Web site exclusively and solely utilizing Yahoo! to sell, reserve and display graphical ads. Yahoo! and each member newspaper will have complete control over their own ad inventory (including the right to set pricing for that inventory).

As the implementation of the various Yahoo! technologies at our daily newspaper's Web sites continues, we view our affiliation in the newspaper consortium with Yahoo! as a very strategic move from both a revenue and growth in audience perspective.

Growing advertising revenue

o	Skirt! magazines

Since our 2003 acquisition of the original Charleston magazine, we have expanded Skirt! and now circulate the magazine in eight southeastern markets. Skirt! is a free monthly magazine for women which feature eye-catching graphics and layout, with essays and articles designed to attract women, a major consumer segment.
Morris currently owns and publishes the magazines in six Southeastern markets and has licensed it in two other Southeastern markets.

During July of 2007, we entered into agreements to license Skirt! magazine for the Memphis, Boston, Houston and Richmond markets and are currently pursuing opportunities in other markets.

Each licensing agreement provides us with a one time licensing fee, plus periodic royalty fees, based on a percentage of advertising revenues. We believe that these licensing arrangements will facilitate the magazine's expansion, in turn attracting more national advertising exposure and sales.

o	Jacksonville’s Sun publications

Since the end of 2006, Jacksonville transitioned its geographically-zoned Sun publications to nine individual products created for separate communities within the larger market area. The Sun's content and format was enhanced and the publications are now published up to three times a week. Web sites were created for many of these publications, on which, we anticipated that much of the content will be reader provided.

The intent was to provide a marketplace for the smaller local advertiser; however, gains from this new strategy have been slower developing than anticipated, with the aggregate Sun’s total advertising revenue down slightly from last year.

While the aggregate Sun’s retail advertising revenue results mirrored the performance of our Jacksonville newspaper, the aggregate Sun’s classified advertising revenue results were well ahead of the second quarter last year. While the addition of a Sunday edition and ad rate increases contributed most of the aggregate Sun’s classified gains, many real estate and automotive classified advertisers increased advertising in the Sun community markets where they do business, versus not spending at all for the Jacksonville market as a whole.

Focusing on cost control.

In Savannah, we have reviewed how we produce and distribute our products, and have made several changes to improve and reduce costs.

In Jacksonville, leveraging what we learned in Savannah, we have identified similar areas for improvement in its product distribution. We have also initiated a process to outsource ad building to an alternate site.

Additionally, upon reviewing our distribution route structures, we have identified less profitable routes that will either be combined with other Morris owned newspapers or eliminated altogether.

We expect the cost savings from these efforts to materialize in the fourth quarter; ramping up to full scale the first of next year.

Centralizing operations to support multiple publications.

In addition, Jacksonville’s “retention telemarketing services” and “subscriber services” are being relocated to the Morris Customer Call Center in Augusta. This will reduce circulation costs by leveraging the Shared Services Center’s current programs that have been performing these duties for our other newspapers.

Results of operations for the three months ended June 30, 2007 compared to June 30, 2006

Net operating revenue. The table below presents the total net operating revenue and related statistics for the three month periods ended June 30, 2007 and 2006:

(Dollars in thousands)	Three months ended June 30,		Percentage change
	2007	2006	2007 vs. 2006
Net operating revenues
Advertising
Retail	$48,132	$48,664	(1.1%)
National	4,815	6,575	(26.8%)
Classified	39,046	43,749	(10.7%)
Total advertising revenues	91,993	98,988	(7.1%)
Circulation	16,976	17,259	(1.6%)
Other	3,966	4,018	(1.3%)
Total net operating revenues	$112,935	$120,265	(6.1%)

Retail advertising revenue:

Retail advertising revenue was $48.1 million, down $0.5 million, or 1.1%, from the same period last year.

Insert retail revenue was $15.9 million, flat with the second quarter last year; while print retail advertising revenue was $26.5 million, down $1.6 million, or 5.7%. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.1 million, up $0.3 million, or 10.8%. Retail online revenue was $2.7 million, up $0.8 million, or 41.1%, from the second quarter last year.

Our Jacksonville newspaper’s retail advertising revenue was down $1.0 million, or 8.3%, due to the unfavorable comparisons with last year and the declines from retailers dependent on the housing industry. During the second quarter of 2006, Jacksonville was up $1.1 million, or 9.8%, from the prior year, due to the strength from home improvement, department and discount stores and a major retailer’s grand opening.

As for our other Florida newspapers, Winter Haven was down $0.2 million, or 26.1%, and St. Augustine was down $0.1 million, or 5.9%, with the gains in the local retail sector offset by losses in major department stores and national retail sectors.

In Savannah, our newspaper’s retail advertising revenue was down $0.1 million, or 2.6%; with the losses from the banking, grocery and home improvement sectors offset somewhat by the gains in the telecommunications sector.

In addition, retail advertising revenue from our Lubbock, Athens and Amarillo newspapers was down 0.6%, 4.3% and 1.4%, respectively, or, together, down $0.2 million. Topeka was up slightly from the prior year.

Bluffton’s retail advertising revenue was up $0.1 million, or 33.3%, with strength in the specialty publications and print categories.

Augusta was up $0.2 million, or 3.3%, with strength in the online category.

Total retail advertising revenue from our other 17 daily newspapers was flat with last year, with the solid gain in Juneau offset by the declines in Kenai and Independence.

Excluding the $0.8 million in retail advertising revenue from our recently acquired or introduced publications, retail advertising for the non-daily publications was down $0.2 million, or 3.2%.

Classified advertising revenue:

Classified advertising revenue was $39.0 million, down $4.7 million, or 10.7%, from the same period last year.

Online classified advertising revenue was $6.8 million, up $0.9 million, or 15.2%, with most of the increase driven by the employment category. During the second quarter of 2007, classified print advertising revenue was $31.7 million, down $5.5 million, or 14.8%, and classified insert advertising revenue was $0.3 million, down $0.1 million, or 27.0%.

Our Jacksonville newspaper’s classified advertising revenue was down $4.6 million, or 26.5%, with large declines in the employment and real estate print category.

As for our other Florida newspapers, St. Augustine was down $0.1 million, or 4.6%, and Winter Haven was down $0.1 million, or 22.2%, primarily from the employment category.

The real estate and employment classified advertising in our Florida markets, which have had large gains during the last several years, have declined to the 2004 to 2005 levels.

In Savannah, our newspaper’s classified advertising revenue was down $0.4 million, or 10.0%; all from the auto and employment print category. Savannah’s print real estate category was up $0.2 million, or 25.2%.

Bluffton’s classified advertising revenue was up less than $0.1 million, or 10.6%.
In addition, classified advertising revenue from our Athens and Topeka newspapers was down 16.9% and 3.0%, respectively, or, together, down $0.4 million, with declines in all print categories.

Augusta, Amarillo and Lubbock were up 3.8%, 2.2% and 3.5%, respectively, or, together, up $0.3 million from the second quarter last year, with all gains from the online categories.

Total classified advertising revenue from our other 17 daily newspapers was up $0.3 million, or 5.1%, with strength in Conway and Independence.

Excluding the $0.3 million in classified advertising revenue from our recently acquired or introduced publications, classified advertising for the non-daily publications was down $0.1 million, or 6.7%.

National advertising revenue:

Total national advertising revenue was $4.8 million, down $1.8 million, or 26.8%, from the second quarter last year, with Jacksonville contributing 50% of the decline.

Jacksonville down $0.9 million, or 24.7%, due to consolidations in the wireless industry and the termination of large programs by an insurance company and a HVAC manufacturer.

Lubbock and Amarillo were down 49.7% and 46.8%, respectively, or, together, down $0.3 million, primarily due to non-recurring Medicare advertising in the prior year.

Savannah was down $0.1 million, or 20.8%, due to a decline in the auto sector. Augusta was down $0.2 million, or 22.7%.

Juneau was down $0.2 million, or 67.0%, due to the non-recurring environmental lobbying advertising last year.

Circulation revenue:

Circulation revenue was $17.0 million, down $0.3 million, or 1.6%, from the same period last year.

Jacksonville was down $0.3 million, or 5.8% and Amarillo was down $0.1 million, or 6.3%. Savannah was up $0.1 million, or 4.7%., benefiting from route conversions.

Circulation revenue from our non-daily publications acquired or introduced since the second quarter of last year was $0.1 million.

Other revenue:

Other revenue was $3.9 million, down $0.1 million, or 1.3%, from the same period last year. Other revenue from our non-daily publications acquired or introduced since the second quarter of last year was $0.1 million.

Including all publications, commercial printing revenue was $2.4 million, down $0.1 million, or 5.6%. Other online revenue was $0.2 million, down $0.2 million, or 48.4%. Other miscellaneous operating revenues were $1.4 million, up $0.3 million, or 22.8%.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for the three month periods ended June 30, 2007 and 2006:

(Dollars in thousands)	Three months ended June 30,		Percentage change
	2007	2006	2007 vs. 2006
Operating expenses
Labor and employee benefits	$45,192	$43,400	4.1%
Newsprint, ink and supplements	11,886	14,925	(20.4%)
Other operating costs	33,229	32,019	3.8%
Depreciation and amortization	4,960	5,193	(4.5%)
Total operating expenses	$95,267	$95,537	(0.3%)

Labor and employee benefits:

Salaries and wages were $31.2 million, up $0.8 million, or 2.6%, primarily due to a 3.3% average pay increase, employee severance payments, offset by a 1.2% decrease in average FTE’s (or full time equivalent employees). Jacksonville’s average FTE’s were down 4.1%.

Excluding the employees from our recently acquired or introduced publications, our total salaries and wages were up $0.3 million, or 1.0%, with our total average FTE’s for the quarter down by 3.1%.

Commissions and bonuses were $5.9 million, down $0.1 million, or 2.0%, from the same period last year, due to the decrease in advertising sales.

Employee medical insurance cost was $4.0 million, up $1.1 million, or 40.1%, due to the increase in claims experience and a slight increase in plan participants.

Compared to the second quarter last year, postretirement benefit cost was $0.3 million, down $0.1 million, or 28.4%.

Newsprint, ink and supplements cost:

During the second quarter of 2007, newsprint, ink and supplements cost was $11.9 million, down $3.0 million, or 20.4%.

Compared to the second quarter of 2006, total newsprint expense was $10.2 million, down $2.4 million, or 19.1%, due to the 5.2% decrease in newsprint consumption and the 14.9% decrease in the average cost per tonne of newsprint.

Ink expense decreased 3.0% to $0.7 million due to a decrease in volume, and supplements expense decreased 38.4% to $1.0 million, due to a switch from purchasing our Sunday comics to printing them in house.

Other operating costs:

Excluding the $0.4 million in other operating costs from our publications either acquired or introduced since the second quarter of last year, total other operating costs, excluding depreciation and amortization, were $32.8 million, up $0.8 million, or 2.6%.

The combined technology and shared services fee and management fee charged by our parent under the management agreement totaled $7.3 million for the second quarter, down $0.4 million, or 5.6%, from the second quarter last year, due to the decrease in total operating revenues.

Financial summary for the six months ended June 30, 2007 compared to June 30, 2006

Compared to the first six months last year, operating income was $28.4 million, down $14.2 million, or 33.3%, with total operating revenue of $220.6 million, down $13.6 million, or 5.8%, and total operating costs of $192.2 million, up $0.6 million, or 0.3%.

Advertising revenue for the first six months was $178.8 million, a decrease of $12.6 million, or 6.6%, from last year. Retail, national and classified advertising revenue were down 2.2%, 13.7%, and 10.4%, respectively.

Since the second quarter of last year, we have acquired or introduced several non-daily publications in five of our existing markets to better serve changing reader and advertising needs. Excluding the $1.9 million in advertising revenue from these publications, our total advertising revenue was down $14.5 million, or 7.6%, with retail and classified advertising down 3.7% and 11.0%, respectively.

Compared to the first six months last year, print advertising was $120.3 million, down $16.0 million, or 11.8%, and insert advertising was $32.7 million, down $0.9 million, or 2.7%.

Online advertising revenue, included in all advertising categories above, was $18.6 million, up $3.6 million, or 23.6%, due to the strength in the classified employment and retail advertising categories. Compared to the first six months of last year, total page views, a key measure of interest in our Web sites, were up 12.5%; with traffic from new visitors up 25.3%.

Our total advertising revenue results continued to be impacted by the weak advertising environment in Florida and poor performances from Savannah, Athens and some of our other daily newspapers and non-daily publications. In response to these challenges, we are continuing to look at every part of our business, identifying and implementing initiatives to further reduce our cost of operations. In addition, we are reviewing additional revenue opportunities in each of our metro markets, focusing on achieving very specific targets to increase revenue.

During the first six months of 2007, our Florida daily newspapers, which account for approximately 34% our total advertising revenue, contributed 92.0% of our net decline in total advertising revenue.

Advertising revenue in Jacksonville, our largest newspaper, was down $10.9 million, or 16.7%, with a decline in all categories.

As for our other Florida newspapers, Winter Haven was down $0.7 million, or 29.0%, due to the decline in the retail category, and St. Augustine was down $0.2 million, or 4.3%, due to weakness in the retail print and the classified employment print categories.

In Savannah, our newspaper’s advertising revenue was down $1.2 million, or 8.2%, with weakness in the retail and classified auto and employment categories.

Our Athens newspaper’s advertising revenue was down $0.6 million, or 9.2%, with significant losses in the retail and classified categories.

In addition, advertising revenue from our Lubbock and Amarillo newspapers was down 1.5% and 2.7%, respectively, or, together, down $0.5 million, due to the weakness in the national and retail categories. Topeka was down $0.1 million, or 1.5%, with weakness in all categories.

Augusta’s advertising revenue was up $0.2 million, or 1.4%, with the strength in the retail online and classified employment online categories.

Advertising revenue for Bluffton Today, our free distribution daily newspaper, was up $0.2 million, or 13.4%, with significant gains in the retail specialty publications printed by Bluffton, but not a part of the main newspaper.

Total combined advertising revenue from our other 17 daily newspapers was down $0.2 million, or 0.7%, with the gains in Ardmore offset by the declines in Independence and Holland.

Advertising revenue from all of our non-daily publications, excluding the Jacksonville Sun weeklies, was up $1.5 million, or 12.9%, primarily due to the acquisition or introduction since the second quarter of last year of publications in five of our existing markets. Excluding our recently acquired or introduced publications, advertising revenue from our non-dailies was down $0.4 million, or 3.4%.

During the first six months of 2007, circulation revenue was $33.8 million, down $1.0 million, or 2.9%, from the same period last year, with the decline in Jacksonville contributing $0.8 million of the net decrease.

Other income was $8.1 million, up less than $0.1 million, or 0.4%.

Total labor and employee benefit costs were up $2.8 million, or 3.2%, newsprint, ink and supplements costs were down $4.8 million, or 16.3%, and other operating costs, excluding depreciation and amortization, were up $2.9 million, or 4.5%. Depreciation and amortization expense was down $0.2 million, or 1.8%, from the same period last year.

Excluding the $2.2 million in total operating costs from our recently introduced or acquired publications, total operating costs were down $1.6 million, or 0.8%, with labor and employee benefit costs up 1.7%, newsprint, ink and supplements costs down 16.9%, and other operating costs, excluding depreciation and amortization, up 3.3%.

Interest and loan amortization expense increased by $0.6 million, or 3.2%, due to short-term interest rate increases.

On June 30, 2007 and March 31, 2006, we declared and recorded $40 million and $15 million in dividends, respectively, to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts.

Our effective tax rate was 41.2% for the first six months of 2007, compared to 38.6% for the same period last year.

Net income for the first six months of 2007 was $5.7 million, down $9.4 million from $15.1 million during the same period last year.

Results of operations for the six months ended June 30, 2007 compared to June 30, 2006

Net operating revenue.The table below presents the total net operating revenue and related statistics for the six month periods ended June 30, 2007 and 2006:

(Dollars in thousands)	Six months ended June 30,		Percentage change
	2007	2006	2007 vs. 2006
Net operating revenues
Advertising
Retail	$92,383	$94,462	(2.2%)
National	10,609	12,291	(13.7%)
Classified	75,771	84,608	(10.4%)
Total advertising revenues	178,763	191,361	(6.6%)
Circulation	33,801	34,803	(2.9%)
Other	8,063	8,027	0.4%
Total net operating revenues	$220,627	$234,191	(5.8%)

Retail advertising revenue:

Retail advertising revenue was $92.4 million, down $2.1 million, or 2.2%, from the first six months last year.

Insert retail revenue was $29.5 million, down $0.5 million, or 1.6%; while retail print advertising revenue was $51.2 million, down $3.9 million, or 7.1%, from the same period last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $6.6 million, up $0.8 million, or 12.8%.

Retail online revenue was $5.1 million, up $1.6 million, or 44.8%, from the first six months last year.

Our Jacksonville newspaper’s retail advertising revenue was down $1.6 million, or 7.0%, with declines in the print, insert and online categories.

As for our other Florida newspapers, Winter Haven was down $0.5 million, or 35.3%, primarily due to the decline in the insert category, and St. Augustine was down $0.1 million, or 5.3%, with a decline in the print category.

In Savannah, our newspaper’s retail advertising revenue was down $0.4 million, or 6.4%; with gains in the retail online category offset by the declines in the print and insert categories.

Athens’ retail advertising revenue was down $0.1 million, or 3.7%.

In addition, retail advertising revenue from our Lubbock, Amarillo and Topeka newspapers was down 0.4%, 2.4% and 2.0%, respectively, or, together, down $0.3 million. Augusta’s retail advertising was flat with last year.

Bluffton Today, our free distribution daily newspaper, was up $0.2 million, or 19.8%, with gains in the retail specialty products category.

Total retail advertising revenue from our other 17 daily newspapers was down $0.1 million, or 0.7%, with the solid gains in Juneau, Ardmore and Newton offset by the declines in Grand Island, Independence and Holland.

Excluding the $1.4 million in retail advertising revenue from our recently acquired or introduced publications, retail advertising for the non-daily publications was down $0.4 million, or 4.2%.

Classified advertising revenue:

Classified advertising revenue was $75.8 million, down $8.8 million, or 10.4%, from the first six months last year.

Online classified advertising revenue was $13.1 million, up $1.7 million, or 14.9%, with most of the increase driven by the employment category. During the first six months of 2007, classified print advertising revenue was $61.8 million, down $10.3 million, or 14.3%, and classified insert advertising revenue was $0.6 million, down $0.3 million, or 34.0%.

Our Jacksonville newspaper’s classified advertising revenue was down $8.4 million, or 24.6%, with large declines in the employment and real estate print category.

As for our other Florida newspapers, St. Augustine was down $0.1 million, or 4.7%, and Winter Haven was down $0.2 million, or 18.0%.

In Savannah, our newspaper’s classified advertising revenue was down $0.8 million, or 10.7%; all from the auto and employment print category.

Our Athens newspaper was down $0.5 million, or 15.5%.

In addition, Augusta, Bluffton and Amarillo were up 2.8%, 9.5% and 1.3%, respectively, or, together, up $0.4 million. Topeka and Lubbock’s classified advertising revenue was relatively flat with last year.

Total classified advertising revenue from our other 17 daily newspapers was up $0.4 million, or 3.5%.

Excluding the $0.5 million in classified advertising revenue from our recently acquired or introduced publications, classified advertising for the non-daily publications was down less than $0.1 million, or 2.0%.

National advertising revenue:

Total national advertising revenue was $10.6 million, down $1.7 million, or 13.7%, from the first six months last year.

Jacksonville was down $0.8 million, or 10.9%; Juneau was down $0.4 million or 67.4%; Lubbock was down $0.2 million, or 37.5%, and Amarillo was down $0.2 million, or 44.7%.

Augusta was up $0.1 million, or 6.4%, while Topeka was flat with last year.

Circulation revenue:

Circulation revenue was $33.8 million, down $1.0 million, or 2.9%, from the first six months last year.

Circulation revenue from our non-daily publications acquired or introduced since the second quarter of last year was $0.2 million.

Including all publications, average daily single copies and home delivery copies remained soft, down approximately 4.3% and 1.2%, respectively.

Sunday circulation continued its trend down, with average single copy and home delivery down approximately 4.7% and 1.2%, respectively. Jacksonville contributed most of this decline, experiencing steep declines in single copy and third party sales, due to cut backs on last year’s aggressive third party sales programs.

Other revenue:

Other revenue was $8.1 million, up slightly less than $0.1 million, or 0.4%, from the first six months last year. Other revenue from our non-daily publications acquired or introduced since the second quarter of last year was $0.1 million.

Including all publications, commercial printing revenue was $4.9 million, down $0.3 million, or 5.3%. Other online revenue was $0.3 million, down $0.3 million, or 45.7%.

During the first quarter of 2006 and 2007, we licensed Skirt! magazine for the Atlanta and Knoxville (Tn) markets, respectively. Under each license agreement, we have or will receive a one-time fee and will continue to receive royalty fees based upon the agreement. The combined license and royalty fees received from these license agreements were $0.2 million and $0.2 million for the first six months of 2007 and 2006, respectively.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for the six month periods ended June 30, 2007 and 2006:

(Dollars in thousands)	Six months ended June 30,		Percentage change
	2007	2006	2007 vs. 2006
Operating expenses
Labor and employee benefits	$90,194	$87,432	3.2%
Newsprint, ink and supplements	24,841	29,689	(16.3%)
Other operating costs	66,925	64,027	4.5%
Depreciation and amortization	10,282	10,474	(1.8%)
Total operating expenses	$192,242	$191,622	0.3%

Labor and employee benefits:

Salaries and wages were $62.3 million, up $2.0 million, or 3.4%, primarily due to a 3.0% average pay increase, employee severance payments, and a 0.1% increase in average FTE’s (or full time equivalent employees).  Jacksonville’s average FTE’s were down 1.3%.

Excluding the employees from our recently acquired or introduced publications, our total salaries and wages were up $1.0 million, or 1.6%, with our total average FTE’s for the quarter down by 1.7%.

Commissions and bonuses were $11.3 million, down $0.7 million, or 5.9%, from the same period last year, due to the decrease in advertising sales.

Employee medical insurance cost was $7.6 million, up $1.6 million, or 26.8%, due to the increase in claims experience and slight increase in plan participants.

Compared to the first six months last year, postretirement benefit cost was $0.6 million, down $0.2 million, or 28.3%.

Newsprint, ink and supplements cost:

During the first six months of 2007, newsprint, ink and supplements cost was $24.8 million, down $4.8 million, or 16.3%.

Compared to the first six months of 2006, total newsprint expense was $21.3 million, down $3.7 million, or 14.9%, due to the 3.9% decrease in newsprint consumption and the 11.4% decrease in the average cost per tonne of newsprint.

Ink expense decreased 2.7% to $1.4 million due to a decrease in volume, and supplements expense decreased 34.0% to $2.1 million, due to a switch from purchasing our Sunday comics to printing them in house.

Other operating costs:

Excluding the $0.8 million in other operating costs from our publications either acquired or introduced since the second quarter of last year, total other operating costs, excluding depreciation and amortization, were $66.2 million, up $2.1 million, or 3.3%, with increases in the production costs, product distribution costs, bad debt expense and other miscellaneous costs. Bad debt expense was up $0.6 million, or 63.9%.

The combined technology and shared services fee and management fee charged by our parent under the management agreement totaled $14.4 million for the first six months of 2007, down $0.9 million, or 5.7%, from the same period last year, due to the decrease in total operating revenues.

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

Cash was $7.8 million at June 30, 2007, up $0.8 million from $7.0 million at December 31, 2006.

Operating activities. Net cash provided by operations was $23.5 million for the first six months of 2007, down $7.0 million from $30.5 million for the same period in 2006.

Current assets were $64.8 million and current liabilities were $57.8 million as of June 30, 2007 as compared to current assets of $71.2 million and current liabilities of $53.1 million as of December 31, 2006. We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

Investment activities. Net cash used in investing activities was $6.7 million for the first six months of 2007 compared to $4.5 million provided by investing activities for the same period in 2006.

For the first six months of 2007, we spent $6.7 million on property, plant and equipment, of which, $2.1 million was spent on Savannah's new printing press. The remaining $1.8 million commitment on the printing press is scheduled to be paid by the end of 2007. Our total capital expenditures for the first six months last year was $2.4 million.

For 2007, we expect our total capital expenditures to be between $13 million and $18 million.

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

During the first six months of 2007 and 2006, we received $0.1 million and $0.1 million in net proceeds from the sale of miscellaneous property and equipment.

During the second quarter of 2007, we acquired the domain name for the Skirt! magazines’ Web site for $0.1 million.

Financing activities. Net cash used in financing activities was $16.0 million for the first six months of 2007 compared to $23.9 million used in financing activities for the same period in 2006.

Period end debt summary:

Total debt was $522 million at June 30, 2007, down from $524 million at December 31, 2006. We had $47 million outstanding on our $175 million revolving credit facility, down $2 million from $49 million at December 31, 2006.

As of June 30, 2006, our total debt was $518 million with $43 million outstanding under our $175 million revolving credit facility.

As of June 30, 2007, our annualized cost of debt outstanding was approximately 6.734%, up from 6.725% at the end of the same quarter last year.

At June 30, 2007, we could borrow and use for general corporate purposes approximately $85. 5 million under the most restrictive covenants of our debt arrangements.

Financial covenants:

On July 3, 2007, we, as borrower, entered into an Amendment No. 1 under the Credit Agreement dated as of December 14, 2005 (the “Credit Agreement”). The Credit Agreement contains financial covenants requiring us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including us). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008.

Without either an improvement in the Morris Communications consolidated financial results in 2008 or a reduction of our indebtedness, we are at risk of failing to meet one or more of our financial covenants as of December 31, 2008, in which event we would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.  We intend to carefully monitor the consolidated financial results and to take any necessary steps to avoid default, which steps may include (i) further amendments or refinancing of the Credit Agreement, which could increase our cost of capital, or (ii) the sale or transfer of a portion of the assets within the Morris Communications consolidated group to third parties or to affiliates with the sales proceeds being used to reduce our indebtedness.

Loan receivable from  Morris Communications:

Our indenture, with certain restrictions described in Note 2 of our financial statements, allows us to make loans to Morris Communications. The total loan (payable)/receivable outstanding at June 30, 2007 was $(2.8) million, down $26.0 million from $23.2 million at December 31, 2006.

The interest-bearing portion of all loans from us to our parent bear the same rate as the borrowings under the Credit Agreement (currently, this rate is LIBOR (adjusted to the nearest 1/16th) + 1.0%). We distinguish between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Given the historical practice of us and our parent settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented. (See Note 2)

We have classified the outstanding loan receivable balances, net of the $4.8 million and $3.6 million in accumulated interest accrued on these receivables as of June 30, 2007 and December 31, 2006, respectively, as part of member’s deficiency in assets.

During the six month periods ended June 30, 2007 and 2006, we reported the $1.3 million and $1.0 million, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the six month periods ended June 30, 2007 and 2006 was 6.271% and 5.81%, respectively, on average loan receivable balances of $38.9 million and $34.6 million, respectively.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. At June 30, 2007, we had an additional $70.5 million available for future restricted payments under the notes indenture.

On June 30, 2007 and March 31, 2006, we declared and recorded $40 million and $15 million, respectively, in dividends to Morris Communications that, in turn, utilized the distribution to reduce its debt to us.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ market risk position from the information provided in our annual report dated December 31, 2006 filed with the Securities and Exchange Commission on Form 10-K.

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

Based on our $222.0 million of variable rate debt at June 30, 2007, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase our annual interest expense by $2.2 million and net income by $1.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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