Form 10-K
period 2007-12-31
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2008-03-31
CIK 1276477, 1276476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

N/A

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act.

Check one:

Large Accelerated Filer ☐                                                                Accelerated Filer ☐                                                      Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                         No ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act.

Check one:

Large Accelerated Filer ☐                                                                Accelerated Filer ☐                                                      Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                 No ☐

The aggregate market value of the voting and non-voting common equity of the Registrants held by non-affiliates is $0 as of June 30, 2007 and currently.

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

-ii-

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

-iii-

Part I

Item 1—Business

Information availability

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, morris.com , as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and its parent, Morris Communications, is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, the Report on Form 10-K. Further, our reference to the URL for this Web site is intended to be an inactive textual reference only.

History

Morris Publishing Group, LLC is a private company owned by the William S. Morris III family as part of their Morris Communications group of companies.

Morris Publishing was formed in 2001 as “MCC Newspapers, LLC” to own and operate the newspaper business historically operated by our parent, Morris Communications. We changed our name to Morris Publishing Group, LLC in July 2003.

William S. Morris III joined our business in the 1950s and has been our chairman for more than three decades. William S. Morris IV, his elder son, is president and CEO of Morris Publishing. The Morris family became involved with The Augusta (Ga.) Chronicle in 1929, when William S. Morris, Jr., father of today’s chairman, became a bookkeeper at the daily newspaper, which was started in 1785 as the Augusta Gazette, the town’s first newspaper. Mr. Morris Jr. purchased The Augusta Chronicle in the early 1940s with a partner, and later purchased his partner’s half interest.

With the Augusta morning and afternoon newspapers as a base, our expansion began in the 1950s with the purchase of a television station in Augusta and an initial public offering of common shares, which were re-purchased in 1959. In the 1960s, we sold the television station and purchased two other daily newspapers in Georgia—one in Savannah and one in Athens. In 1972, we purchased our Texas newspapers in Amarillo and Lubbock. In 1983, we acquired The Florida Publishing Company, which included The Florida Times-Union (Jacksonville, Fla.) and other Florida newspapers.

Our expansion continued in 1995 with the purchase of all of the outstanding stock of Stauffer Communications, Inc. This purchase included 20 daily newspapers, nondaily newspapers and shoppers, as well as television and radio stations and other properties that are owned, or shortly thereafter disposed of, by Morris Communications or its other operating subsidiaries.

In 2005, we launched Bluffton Today, a free daily newspaper, in Bluffton, South Carolina, a vehicle for new innovations in daily newspaper and Web publishing, with much of the content being user contributed.

In 2006, we acquired The (Barnwell, S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The (Edgefield, S.C.) Citizen News and the Sylvania (Ga.) Telephone from Community Newspapers, Inc., all nondaily newspapers located within our Augusta market area.

In 2007, we entered into a strategic alliance with Yahoo! Inc. (“Yahoo!”), joining the recently formed media consortium, which allows us to reach Yahoo!’s community of online users. Part of that potential has been realized through our agreement with Yahoo! for HotJobs, Search Services, Content Matched Ads, as well as, Sponsored Search Ads and finally the cross selling of ad space between Morris properties and Yahoo! Web sites.  This arrangement leverages our reach into the local advertising community and leverages Yahoo!’s reach into the local, national and global population.  We both benefit from each other’s strengths.

In 2007, we began publishing North Augusta (S.C.) Today, a free weekly community newspaper specializing in local news and citizen journalism. A first-class online companion to the printed product, NorthAugustaToday.com, mirrors the weekly printed publication and posts breaking news between publications.

In 2007, we also began publication of Bryan County (Ga.) Now, Effingham County (Ga.) Now, Richmond Hill (Ga.) Now, Madison (Ga.) Living and Frenship Today (Lubbock, Texas), all weekly newspapers serving the rural areas of our Savannah, Athens and Lubbock markets.

Since the 2003 acquisition of Skirt!, a free distribution womens magazine in Charleston, South Carolina, Morris has expanded Skirt! magazines and presently owns and circulates Skirt! in six southeastern markets. During 2006 and 2007, Morris has also licensed Skirt! magazine in Atlanta, Knoxville, Boston, Richmond and Memphis.  We are actively seeking other markets.

On November 30, 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse").

Overview

Morris Publishing forms the core business unit of Morris Communications, with all of its operations contributing in 2007 approximately 66.5% of Morris Communications’ total operating revenues. All of Morris Publishing’s newspapers are published in the United States.

Morris Communications' other divisions include: outdoor advertising, national magazines, visitor publications, radio and book publishing and distribution. It also has an online and technology division.

After the sale of the fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse (‘GateHouse sale”), Morris Publishing currently owns and operates 13 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Our corporate offices are located at 725 Broad Street, Augusta, Georgia, 30901and our telephone number at this address is 706-724-0851.

At the end of 2007, our largest newspapers were The Florida Times-Union, Jacksonville, Florida, The Augusta Chronicle, Georgia, The Topeka Capital-Journal, Kansas, Savannah Morning News, Georgia, Lubbock Avalanche-Journal, Texas, Amarillo Globe-News , Texas, and the Athens Banner-Herald, Georgia which together account for approximately 89.6% of our current average daily circulation and 90.4% of our current average Sunday circulation.

We also print and distribute periodicals and operate commercial printing operations in conjunction with some of our newspapers. In addition, our newspaper operations generate revenues from both print and online media formats.

Our 13 newspapers are geographically diverse, primarily serving mid-sized to small communities in Florida, Georgia, Texas, Kansas, Minnesota, Alaska, Arkansas, and South Carolina. The majority of our daily newspapers have no significant competition from other local daily newspapers in their respective communities.

Our total operating revenue from continuing operations for 2007 was $375 million and has ranged between $367 million and $404 million over the previous four years.

We have two primary sources of revenue: advertising and circulation. In 2007, the advertising source, including both print and online, represented 81.9% of total operating revenues from continuing operations. We are constantly working to maximize our competitive advantage to grow our advertising revenues. Retail, classified and national advertising revenue represented 52.1%, 41.5% and 6.4%, respectively, of our total 2007 advertising revenue from continuing operations.

Online advertising revenue, included in all advertising categories above, represented 10.9% of our total 2007 advertising revenue from continuing operations. The average number of total page views per month from our 13 newspaper Web sites was 43.6 million in 2007. The average number of unique page views for 2007 was 3.1 million per month, up 22.7% from 2006.

Advertising revenue is primarily determined by the linage, internet page views, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and readership. Circulation revenue is based on the number of newspapers sold.

During 2007, the circulation source represented 15.4% of total operating revenue from continuing operations. Our other revenues consist primarily of commercial printing, other online revenue, licensing fees and other miscellaneous revenue, and represented 2.7% of our 2007 total operating revenue from continuing operations.

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

Industry background

Key revenue drivers

The newspaper industry is reported to generate annual revenues of approximately $55 billion primarily based on advertising and circulation. On average, 81% of its total revenue is derived from print and online advertising, while 19% comes from circulation. Approximately 75% of all newspaper revenue is from the print advertising media.

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

There are three major classifications of newspaper advertising: retail, classified, and national:

•
Retail advertising, also called local advertising, makes up approximately 50% of total newspaper advertising. Department and discount stores, grocery and drug stores, and furniture and appliance stores are the main advertisers in this category.

•	Classified advertising includes employment, real estate, automotive and other categories, and comprises approximately 31% of total advertising; it is the most cyclical type of newspaper advertising.

•
National advertising, also known as general advertising, includes manufacturers’ product advertising, travel and resorts. This category is the smallest, comprising approximately 19% of the total, and carries the highest rates.

Online advertising revenue, included in all three categories above, makes up approximately 6% of total newspaper advertising.

While newspapers have continued to lose advertising market share to other media, newspapers should remain competitive given that we believe:

•	Newspapers are the medium most people use to check advertising before they make their purchases.

•	Newspapers carry more local news than other media, and

•	Newspapers claim the largest share of local advertising.

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

Newsprint: Newsprint costs represent 10-15% of newspapers’ total revenues. Newspapers continue to face volatile newsprint prices, since changing supply and demand factors typically control its pricing. Since 1990, quarterly average newsprint costs ranged from $436 to $675 per metric ton and averaged $544 per metric ton during the same period.

In the first half of 2001, newsprint prices in the U.S. were at their highest point since mid-1996. Prices dropped to their lowest level in a decade in mid-2002, but have trended upward since then. In 2007, the newsprint price saw another drop. Newsprint prices decreased by almost 11% on average during 2007 compared to 2006. Newsprint prices are expected to increase 18% from $592 to $700 per ton in 2008.

Circulation and Readership

Circulation is important to the newspaper industry in two ways. From an editorial perspective, increased circulation demonstrates the quality of the editorial product and the demand for the paper from readers. From a revenue perspective, advertisers are willing to pay higher rates for greater reach.

The newspaper industry has faced circulation and readership declines since the 1980s. Over the past 25 years, the total number of daily newspapers in the United States has decreased from 1,745 in 1980 to 1,437 in 2006. The drop is largely due to a decline in evening newspapers, principally because of the emergence of nightly news broadcasts, 24-hour news channels, and the Internet. The total number of morning newspapers has more than doubled to 833 and Sunday newspapers have increased by 23% to 907. (NAA Study)

The advertising recession over the past four years has driven publishing companies to significantly reduce their operating costs. Consequently, the industry is experiencing a trend toward consolidation. By owning multiple properties in specific markets, newspaper publishers can spread costs and achieve greater efficiencies.

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

Approximately 32% percent of Internet users looking for local news are reported to turn to online newspapers (Pew Study). According to a 2007 Belden research study, newspaper sites deliver the best local audiences of any mass media in local markets.

Over the last four years, overall internet penetration rose from 58% of all adult Americans to 70%, and home broadband penetration grew from 20 million people (or 10% of adult Americans) to 74 million people (37% of adult Americans).

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

•
“N2” process implementation. We are aggressively pursuing innovation as the key to meeting the changing needs of consumers and customers in all of our markets. As one of our most important 2007 initiatives, we have embraced “N2-The Newspaper Next” approach developed by the American Press Institute and industry collaborators nationwide. We are committed to driving the N2 process out to every level of our company and ramping up the development of new media models across all of our markets in the years to come.

•
Enhancing our Web sites to complement our daily newspapers. To further support our readership and revenue growth initiatives, we have made a substantial commitment to enhancing our local Web sites that complement all of our daily newspapers. We intend to move beyond the "online newspaper" model to become the center of online community, featuring powerful new search tools, user-driven content and an integrated view of a local commercial marketplace. The Web site and the newspaper play complementary, non-competing roles in the process of informing and facilitating the community and our Web sites feature profiling and social networking tools designed to engage a younger, more active audience, and implementing user registration across our newspaper Web sites.

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

•
Investing in strategic technologies. In conjunction with the Shared Services Center initiative, we will utilize technology to help streamline our back-office operations, improve efficiency and reduce employee headcount. We continuously explore technologies that will enable us to more efficiently print, produce and deliver our newspapers.

•	Some 2007-2008 initiatives include:

o
Yahoo! Consortium -We have completed the rollout of Yahoo! HotJobs at all of our daily newspapers' Web sites.

Yahoo!'s “Search Services” has been launched at our Jacksonville, Augusta, Savannah, Lubbock, Amarillo, Topeka, and Athens newspapers, allowing each newspaper's Web site users to search the internet using
Yahoo!'s “Web Search.” In addition, Yahoo!'s “Content Matched Ads” are now on all of these newspapers’ Web content pages and Yahoo!'s “Sponsored Search Ads” are on all of these newspapers’ search results pages. These newspapers have begun sharing in the revenue generated from these ads, soon to be followed by our remaining daily newspapers' Web sites.

Our Augusta newspaper is currently in the test cross-selling phase of the implementation of Yahoo!'s “Graphical Ads Platform.” This platform, upon its full implementation at all of our newspapers in the third quarter of 2008, will give Yahoo! and each newspaper consortium member the opportunity to cross-sell each other's online ad inventory pursuant to specific sales rules.

o
Newspaper Next- As one of our most important 2007 initiatives, we continue to embrace The Newspaper Next or as it is called the “N2” approach developed by the American Press Institute and other industry collaborators.

Working with the Institute, we have developed an N2 training video and have circulated that to all of our newspapers, where it is being used by the local teams to shape their approach to innovation.  We have also developed an approach to gathering “jobs to be done” information which API is using in its training for industry professionals.

We have gathered detailed information on the product portfolios of each of our newspapers and have discovered that our niche products account for a significant and growing share of our revenue at our 7 largest papers. During 2007, Niche products have contributed approximately 12 percent of our total operating revenue while the Internet has contributed approximately 9 percent, both high by industry standards. The growth of these categories has partially offset declining core revenue.

Lubbock and Augusta had the greatest percentage gains of all our newspapers in non-core revenue; each had approximately 29 percent gains in both online and niche revenue.

Even though Jacksonville and Augusta have been our most active newspapers in launching new non-core products in the last two years, Jacksonville remains the most dependent on core-revenue, generating 84 percent in circulation and print advertising thus far in 2007. Jacksonville was our only newspaper to see a decline in non-core revenue, indicating how broadly the adverse economy has affected advertising revenue across media.

However, we will continue to make a strong and consistent push for online and niche product development in Jacksonville and in all of our other markets. We feel this is one of the best ways to grow our market share offsetting the adverse secular trends affecting newspaper advertising and circulation revenue.

o
Licensing Skirt! magazines-During 2007, we licensed Skirt!, our free monthly magazine for women, for the Richmond (Va.), Memphis (Tenn.), and Boston (Ma.) markets. In addition to ongoing royalty fees based on a percentage of operating revenue, we will receive a total of $776 thousand in one-time fees.

We believe that these licensing arrangements will facilitate the magazine's expansion, in turn attracting more national advertising exposure and sales. We are actively seeking other markets.

o
Off Shore Ad Production- We signed an agreement in 2007 with Affinity Express to outsource ad production to Manila in the Philippines. The Florida Times-Union became our first property to utilize the service in the fourth quarter of 2007 followed by The Augusta Chronicle in the first quarter of 2008. We expect the Savannah Morning News to follow suit in the third quarter of 2008 and all our other business units thereafter. Overall, this effort is intended to lower wages and benefits expense throughout the organization.

o
Savannah Press Project- In 2006, the Savannah Morning News signed an agreement to purchase a new Man Roland press to augment the production capability of the Metro and Urbanite presses already in use. The new press was delivered and installed in 2007 and is fully functioning as of February 2008. This state of the art, 3 tower, full color press gives the Savannah Morning News the ability to print full color on every page, a wide range of web width and cut-off options and more efficiency in both newsprint and manpower.

o
Production Projects- Computer-to-plate technology was installed in The Florida Times-Union in the fourth quarter of 2007 to replace aging image setters. This new technology not only reduces the manpower and time necessary to produce plates for the printing process, but also, reduces the overall cost of the consumables.

o
Circulation and Mailroom Improvements- The Florida Times-Union will be implementing a number of efficiency related projects in the circulation department in 2008. These efforts are primarily aimed at reducing overlaps in distribution routes between The Florida Times-Union, The St. Augustine Record and the Savannah Morning News. The management team in Jacksonville worked with the Denardo Consulting Group in 2007 to develop these cost saving ideas and will be implementing them throughout 2008.

Our operating strategy may not successfully increase revenues and cash flows for various reasons. For example, a decline in economic conditions, the effects of competition from newspapers or other forms of advertising, or a decrease in the price of local or national advertising could adversely affect our advertising revenues. Our circulation may be adversely affected by competition from other publications and other forms of media and a declining number of regular newspaper buyers. A decline in circulation could adversely affect both our circulation revenue and our advertising revenue, because advertising rates are dependent upon readership. Further, our efforts to control costs, especially newsprint costs, and to create operating synergies may not be as successful as we anticipate.

Strategic acquisitions and dispositions

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

In November 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse for a purchase price of $115 million, subject to a working capital adjustment, utilizing all of the net after-tax cash proceeds from the sale to pay down $85 million of the debt outstanding against the $175 million outstanding under the Tranche A Term Loan under our bank credit agreement.

The daily newspapers sold include the Dodge City (Kan.) Daily Globe, The Newton (Kan.) Kansan, The (Pittsburg, Kan.) Morning Sun, the Hillsdale (Mich.) Daily News, The Holland (Mich.) Sentinel, the Hannibal (Mo.) Courier-Post, The (Independence, Mo.) Examiner, The Grand Island (Neb.) Independent, the York (Neb.) News-Times, The Daily Ardmoreite (Okla.), The Shawnee (Okla.) News-Star, the Yankton (S.D.) Daily Press & Dakotan, The Oak Ridger (Tenn.), and the News Chief (Winter Haven, Fla.). The nondaily newspapers include La Estrella (Dodge City, Kan.), The Girard (Kan.) City Press and the Vermillion (S.D.) Plain Talk. The commercial printing operation is Flashes Publishing (Mich.), which also published The Holland Sentinel and the Flashes Shopping Guides (Mich.), related free nondaily community publications included in the sale.

While these were good markets, we felt that these newspapers were not the best fit under our existing strategy. We felt that our full attention and capital resources should be placed on our larger markets where future growth would create greater returns on our investments. We are currently pursuing a clustering strategy in these larger markets through acquisition and development of new products and publications.

The newspapers and related publications included in the GateHouse sale are not included in any of the following tables.

Newspapers

The following table sets forth our 13 daily newspapers and their Web sites which were owned and operated by Morris Publishing at December 31, 2007:

Daily newspaper markets	Publication	Web site (http:/www.)

Alaska
Juneau	Juneau Empire	juneauempire.com
Kenai	Peninsula Clarion	peninsulaclarion.com

Arkansas
Conway	Log Cabin Democrat	thecabin.net

Florida
Jacksonville	The Florida Times-Union	jacksonville.com
St. Augustine	The St. Augustine Record	staugustine.com

Georgia
Athens	Athens Banner-Herald	onlineathens.com
Augusta	The Augusta Chronicle	augustachronicle.com
Savannah	Savannah Morning News	savannahnow.com

Kansas
Topeka	The Topeka Capital-Journal	cjonline.com

Minnesota
Brainerd	Brainerd Dispatch	brainerddispatch.com

South Carolina
Bluffton	Bluffton Today	blufftontoday.com

Texas
Amarillo	Amarillo Globe-News	amarillo.com
Lubbock	Lubbock Avalanche-Journal	lubbockonline.com

The following daily newspapers are in our seven largest markets:

Jacksonville. The Florida Times-Union, which we have operated since 1983, is our largest newspaper and serves the Jacksonville, Fla., designated market area of approximately 530 thousand households with an adult population of approximately 1.0 million. Moreover, an estimated 34% of north Floridians read The Florida Times-Union daily, 47% read The Florida Times-Union on Sunday and 60% read The Florida Times-Union at least once in seven days. In this market, we publish various niche publications such as Discover Jacksonville, a newcomer’s guide; Water’s Edge, a lifestyle publication for affluent readers; and the Sun weeklies, community newspapers created to serve the various areas of the nearby counties. We also publish three contract military publications, two of which have been awarded the highest Navy awards for excellence.

Augusta. The Augusta Chronicle, which we have operated since the early 1940s, is our second largest newspaper and serves the Augusta, Ga., community of approximately 196 thousand households with an adult population of approximately 387 thousand. We expect continued growth in Augusta, through a city magazine, and a variety of targeted niche publications, as well as in the surrounding communities, through the purchase in 2006 of The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone weekly newspapers. We also own and publish The News and Farmer, a weekly newspaper serving Louisville, Ga., and The McDuffie Mirror, a weekly publication serving Thomson, Ga. Additional publications include a women’s magazine and a family magazine. During the first quarter of 2007, we began publishing a free weekly community newspaper, the North Augusta Today (S.C.), along with starting up NorthAugustaToday.com, a first-class online daily companion to the printed newspaper.

Topeka. The Topeka Capital-Journal, which we have operated since 1995, serves the Topeka, Kan., community of approximately 102 thousand households with an adult population of approximately 191 thousand. Through marketing partnerships with other Morris Communications subsidiaries, and through the development of more products such as Rock Kansas, At Home, and CJExtra, The Topeka Capital-Journal continues to be the dominant news and advertising source in this market.

The Topeka Capital-Journal also publishes a wide variety of books aimed at serving the community and its visitors, including a pictorial history of Topeka as well as several publications devoted to college sports teams in Kansas.

Savannah. The Savannah Morning News, which we have operated since the 1960s, serves the Savannah, Ga., community of approximately 160 thousand households with an adult population total of approximately 302 thousand. Savannah’s modern 245,000-square-foot facility, which includes a 145,000-square-foot production facility, has enhanced newspaper and commercial printing capabilities along with substantial improvements in its packaging and distribution capabilities. The facility is leased from a related third party.

A new printing press that produces higher quality color, improved printing efficiency and gives us more printing flexibility was placed in production during the fall of 2007.

During the first quarter of 2007, we began publishing Bryan County (Ga.) Now and Effingham (Ga.) Now, free weekly community newspapers in the nearby counties.

Lubbock. The Lubbock Avalanche-Journal, which we have operated since 1972, serves Lubbock, Texas, a community of approximately 118 thousand households with an adult population of approximately 237 thousand. Lubbock Online, our online counterpart to The Lubbock Avalanche-Journal, averages over 4.5 million page views per month and has generated over $3 million in advertising revenue annually. During the first quarter of 2007, we began publishing Frenship (Texas) Today, a free weekly community newspaper in the nearby suburban community of Frenship, along with starting up FrenshipToday.com, an online daily companion to the printed newspaper.

Amarillo. The Amarillo Globe-News, which we have operated since 1972, serves Amarillo, Texas, a community of approximately 114 thousand households with an adult population of approximately 223 thousand.  During the second quarter of 2007, we began publishing the Amarillo Uptown, a magazine targeted toward women and started up Amarillouptown.com, a first-class online daily companion to the printed magazine. The magazine’s distribution is approximately 35 thousand, all of which are delivered to home delivery subscribers of the Amarillo Globe-News on the last Sunday of the month. Single copy buyers and subscribers outside of Amarillo do not receive the magazine.

Athens.  The Athens Banner-Herald, which we have operated since 1972, serves Athens, Georgia, a thriving university community of approximately 81 thousand households with an adult population of approximately 151 thousand. During the first quarter of 2007, we began publishing Madison (Ga.) Living, a free weekly community newspaper in the nearby suburban community of Madison.

The following table sets forth the average circulation for the 7 largest daily newspapers owned and operated by Morris Publishing at December 31, 2007:

Newspaper	Avg. Daily Circulation*	Avg. Sunday Circulation*
Florida Times-Union	155,711	219,021
Augusta Chronicle	73,866	92,956
Savannah Morning News	50,729	63,476
Topeka Capital Journal	44,611	54,207
Lubbock Avalanche-Journal	51,534	59,461
Amarillo Daily-News	50,225	62,378
Athens Banner-Herald	27,229	30,441

*Source: Audit Bureau of Circulation, Most Recent Audit Reports, 2006 or 2007

The following table summarizes total revenues for the 7 largest daily newspapers along with the other newspapers and related publications owned and operated by Morris Publishing at December 31, 2007 (dollars in millions):

	Total Net Operating Revenue
Publications	2007	2006	% Change Period over Period

Florida Times-Union	$124.2	$150.9	(17.7%)
Augusta Chronicle	44.9	44.9	-
Savannah Morning News	34.5	37.2	(7.3%)
Lubbock Avalanche-Journal	34.3	35.5	(3.4%)
Amarillo Daily-News	30.4	31.5	(3.5%)
Topeka Capital Journal	26.1	26.5	(1.5%)
Athens Banner-Herald	16.3	17.7	(7.9%)
Six other daily newspapers	39.5	40.3	(2.0%)
Other	24.4	19.3	26.4%
	$374.6	$403.8	(7.2%)

The following table sets forth our nondaily publications and visitor publications owned and operated by Morris Publishing at December 31, 2007, most of which are in close proximity to daily newspaper markets:

Market	Publication

Non-daily newspapers

Alaska
Homer	Homer News
Juneau	Capital City Weekly

Florida
Jacksonville	My Clay Sun, Shorelines, St. Johns Sun, Nassau Sun, Mandarin Sun, Westside Sun, Southside Sun, Arlington Sun, Northside Sun

Georgia
Bryan County	Bryan County Now
Effingham County	Effingham Now
Madison	Madison Living
Martinez	The Columbia County News-Times
Thomson	The McDuffie Mirror
Louisville	The News and Farmer and Wadley Herald/The Jefferson Reporter
Sylvania	Sylvania Telephone

Minnesota
Pequot Lakes	Lake Country Echo
Pine River	Pine River Journal

South Carolina
Barnwell	The People-Sentinel
Edgefield	The Citizen News
Hampton County	The Hampton County Guardian
Hardeeville	Hardeeville Today
North Augusta	North Augusta Today (NorthAugustaToday.com)
Hilton Head	Hilton Head Island Today
Ridgeland	Jasper County Sun
Beaufort	Beaufort Today (started up in 2008)

Texas
Lubbock	Frenship Today

Visitor publications

Florida
St. Augustine	Best Read Guide

Georgia/South Carolina
Savannah/Hilton Head	Best Read Guide

Texas
Amarillo	Best Read Guide

The following table sets forth our city and other magazines and publications either owned and operated by Morris Publishing or licensed to a third party by Morris Publishing at December 31, 2007:

Market	Publication

City magazines

Florida
Jacksonville	Water's Edge

Georgia
Athens	Athens Magazine
Augusta	Augusta magazine
Savannah	Savannah Magazine

Other magazines and publications

Florida
Jacksonville	Car Paper
Jacksonville	Career Paper
Jacksonville	Skirt! magazine
Jacksonville	H Magazine: The Pulse of Today's Health
St. Augustine	Eco Latino

Georgia
Athens	Events
Atlanta	Skirt! magazine*
Augusta	Skirt! magazine
Augusta	Augusta Family Magazine
Augusta	AugustaLounge.com
Savannah	Skirt! magazine
Savannah	Savannah Coastal Parent
Savannah/Hilton Head	Coastal Antiques and Art
Savannah/Hilton Head/Bluffton	Coastal Senior

Massachusetts
Boston	Skirt! magazine*

Minnesota
Brainerd	Her Voice
Pequot Lakes	Echoland-Piper Shopper
Pine River	Echoland-Piper Shopper

North Carolina
Charlotte	Skirt! magazine

South Carolina
Charleston	Skirt! magazine
Columbia	Skirt! magazine
Ridgeland	The Jasper Shopper

Tennessee
Knoxville	Skirt! magazine*
Memphis	Skirt! magazine*

Virginia
Richmond	Skirt! magazine*

*Licensed to third party

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

As compensation for these services, Morris Communications is entitled to receive management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business (such allocations to be based upon time and resources spent on the management of our business by Morris Communications).

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

Employee-relations

At December 31, 2007, Morris Publishing employed approximately 2,391 full-time and 491 part-time employees, none of whom is covered by collective bargaining agreements. We believe that our relations with our employees are generally good.

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

FCC Regulatory Matters

➢	FCC ownership rules

Morris Communications, our parent, owns other subsidiaries which, in turn, own or have other interests in radio broadcast stations that are subject to regulation by the Federal Communications Commission (“FCC” or “Commission”) under the Communications Act of 1934, as amended (the “Communications Act”).  These broadcast interests may limit our opportunity to acquire additional newspapers in certain geographic locations.  As set forth in more detail below, the FCC’s rules restrict common ownership or control of interests in broadcast stations and certain other media properties in the same market.  Relevant to Morris

Communications and its affiliates, these restrictions limit (1) the number of attributable radio stations a single entity may have in a market (the “Local Radio Ownership Rule”); (2) combinations of daily newspapers and radio or television stations in the same market (the “Newspaper/ Broadcast Cross-Ownership Rule”); and (3) certain combinations of television and radio stations in the same market (the “Radio/Television Cross-Ownership Rule”).

In September 2003, the FCC relaxed many of its ownership restrictions.  However, on June 24, 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes.  The court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in September 2003.  In December of 2007 the FCC adopted a Report and Order that left most of the Commission’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction.

➢	Attribution for Purposes of the FCC’s Ownership Rules

The FCC’s ownership rules restrict the ability of individuals or entities to have “attributable interests” in certain media outlets.  Both ownership of daily newspapers and ownership of FCC broadcast licensees are attributable interests for purposes of the FCC’s ownership restrictions. In addition, radio station joint sales agreements (“JSAs”) are attributable if the brokering party (1) sells more than 15 percent of the brokered station’s advertising time per week and (2) owns or has an attributable interest in another broadcast station in the local market.  As discussed in more detail below, in addition to the newspapers and radio stations owned by Morris Communications and its affiliates, Morris Communications is party to an attributable JSA in the Amarillo, Texas market, where Morris Publishing owns the local newspaper.

➢	Local Radio Ownership Rule

The FCC’s current rules limit the number of attributable radio stations that a single entity may have in a single market.  These limitations vary, depending on market size. The Commission uses Arbitron-defined markets, where available, to define the relevant markets for purposes of these restrictions.  In areas outside of Arbitron’s defined markets, station signal contour overlaps provide the relevant market definition.

Morris Communications’ existing radio ownership complies with the Commission’s current Local Radio Ownership Rule.  The FCC’s December 2007 decision is subject to appeal, however, and an ongoing FCC rulemaking proceeding is considering alternative ways to define radio markets located outside of Arbitron-rated markets. Morris Communications believes, but cannot guarantee, that this proceeding will have no adverse impact on the compliance of the company’s existing radio ownership.  The FCC’s local ownership restrictions could affect Morris Communications’ ability to modify station facilities or  our ability to acquire, sell, or retain media properties.

➢	Newspaper/Broadcast Cross-Ownership Rule

The newspaper/broadcast cross-ownership rule generally prohibits one entity from have attributable interests in both a commercial broadcast station and a daily newspaper in the same community.  Pursuant to the FCC’s December 2007 decision, however, the Commission will evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors.  The Commission will apply a presumption that the combination is in the public interest if it is located in a top-20 Nielsen Designated Market Area (“DMA”) and involves the combination of a newspaper and only one television station or one radio station.  If the combination involves a television station, the presumption will only apply where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA.  All other combinations will be presumed not in the public interest.  That negative presumption can be reversed if the combination will result in a new local news source that provides at least seven hours of local news programming or if the property being acquired has failed or is failing.  The December 2007 changes to the Newspaper/Broadcast Cross-Ownership Rule also are subject to appeal.

In the Topeka, Kansas market, Morris Publishing publishes the Topeka Capital-Journal, and a Morris Communications subsidiary is the licensee of WIBW(AM) and WIBW-FM, both of which are licensed to Topeka.  Similarly, in the Amarillo, Texas market, Morris Publishing publishes the Amarillo Globe-News, while Morris Communications has attributable interests the three radio stations licensed to Amarillo – KGNC(AM) and KGNC-FM (both of which are licensed to a Morris Communications subsidiary) and KXGL(FM) (for which a Morris Communications subsidiary is party to an attributable JSA).  These combinations are held pursuant to temporary waivers of the Newspaper/Broadcast Cross-Ownership Rule.  Pursuant to the Commission’s 2007 decision, Morris Communications must seek continued waiver of this restriction in order to continue ownership of the Amarillo and Topeka properties. Should the Commission deny one or both of these requests, Morris Communications or Morris Publishing may be forced to divest media properties or take other steps to come into compliance with the Newspaper/Broadcast Cross-Ownership Rule.  Further, the Newspaper/Broadcast Cross-Ownership Rule could affect Morris Communications’ ability to modify station facilities or to acquire, sell, or retain media properties.

➢	Radio/Television Cross-Ownership Rule

The FCC’s current Radio/Television Cross-Ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market, depending on the size of that market and other factors.  This restriction does not have an impact on Morris Communications’ current broadcast properties, but could affect Morris Communications’ ability to modify station facilities or to acquire, sell, or retain media properties.

The foregoing discussion does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations or policies. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, materially adversely affect the operation and ownership of Morris Publishing and/or its affiliates.  More generally, Congress and federal regulatory agencies consider proposals for additional or revised regulations and requirements from time to time.  We cannot predict the effect of existing and proposed federal legislation, regulations or policies on our business or operations. Also, several of the foregoing matters are now, or may become, the subject of litigation, and we cannot predict the outcome of any such litigation or the effect on our business.

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

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners or operators’ releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of regulated materials at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Many of our facilities have never been subjected to phase I environmental site assessments or audits. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

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

Further declines in advertising revenue, our largest source of revenue, would adversely affect us.

A primary source of our revenue is advertising. For 2007 and 2006, advertising revenue from continuing operations, which include retail, national and classified advertising revenues, constituted approximately 81.9% and 83.3%, respectively, of our total net operating revenues from continuing operations. A reduction in demand for advertising could result from:

•	a general decline in economic conditions;

•
further declines in economic conditions in particular markets where we conduct business, and in particular the Jacksonville and St. Augustine, Florida market where we derived approximately 37.1% of our revenues from continuing operations for the year ending December 31, 2007;

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

Newsprint, ink and supplements are the major components of our cost of raw materials. Newsprint, ink and supplements expense for our continuing operations were 10.7%, 12.8%, and 12.1% of our total operating revenues from continuing operations in 2007, 2006, and 2005, respectively. Historically newsprint prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in newsprint prices. We have no long-term supply contracts and we have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. In addition, substantial increases in labor or health care costs could also affect our operating results.

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

Morris Communications, its ultimate parent company, Shivers Trading & Operating Company, and the Morris family have interests in other businesses that may have conflicting business interests. Other subsidiaries of Morris Communications operate businesses that also derive revenue from advertising, including broadcast radio stations, outdoor advertising, magazines, and book publishing and specialized publications. These other subsidiaries may compete with us for advertising revenues. Because the Morris family’s interests as an equity holder may conflict with the interests of holders of the notes, Morris Communications may cause us to take actions that, in their judgment, could enhance their equity investment, even though such actions might involve risks to you as a holder of the notes.

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

Because of the FCC’s cross-ownership limitations and Morris Communications’ ownership of broadcast stations, we may not be able to make acquisitions that would be favorable, or we may be required to dispose of existing newspapers.

FCC limits on the cross-ownership of a broadcast stations and newspapers in the same market may require Morris Communications and/or its affiliates to divest certain existing radio or may require us to divest of our newspaper properties in Amarillo and Topeka and/or may prevent us from pursuing or consummating newspaper acquisitions that our management otherwise would have pursued in markets in which Morris Communications or its affiliates own radio stations.

Consolidation in the markets in which we operate could place us at a competitive disadvantage.

Recently, some of the markets in which we operate have experienced significant consolidation. In particular, the combinations of traditional media content companies and new media distribution companies have resulted in new business models and strategies. The FCC’s revised ownership rules could increase the potential of consolidation for our sector. We cannot predict with certainty the extent to which these types of business combinations may occur or the impact that they may have. These combinations could potentially place us at a competitive disadvantage with respect to negotiations, sales, resources and our ability to develop and to take advantage of new media technologies.

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

Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, general economic conditions, and legal developments or increased operating costs or expenses. In particular, there has been a recent trend of increased consolidation among major retailers, including as a result of bankruptcies of certain retailers. This trend may adversely affect our results of operations by reducing the number of advertisers using our products and increasing the purchasing power of the consolidated retailers, thereby leading to a decline in our advertising revenues. Any failure by us to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the notes. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

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

We have a substantial amount of indebtedness. As of December 31, 2007, we had $427.9 million of debt outstanding, consisting of approximately $127.9 million of senior debt and $300 million of senior subordinated notes. In addition, the indenture governing the notes and our new credit facilities allow us to incur substantial additional indebtedness in the future. As of December 31, 2007, we had $64.8 million available to borrow under our credit facilities. Our substantial indebtedness may have important consequences, including:

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

On July 3, 2007, we, as borrower, entered into an Amendment No. 1 under the 2005 Credit Agreement. The 2005 Credit Agreement contains financial covenants requiring us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including us). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008.

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

The notes and the subsidiary guarantees are subordinated in right of payment to the prior payment in full of our and the subsidiary guarantors’ respective current and future senior indebtedness, including our and their obligations under our credit facilities. As of December 31, 2007, the notes were subordinated to approximately $127.9 million of senior indebtedness, not including $64.8 million of senior debt that is available for borrowing under our credit facilities. As a result of the subordination provisions of the notes, in the event of the bankruptcy, liquidation or dissolution of us or any subsidiary guarantor, our assets or the assets of the applicable subsidiary guarantor would be available to pay obligations under the notes and our other senior subordinated obligations only after all payments had been made on our senior indebtedness or the senior indebtedness of the applicable subsidiary guarantor. Sufficient assets may not remain after all of these payments have been made to make any payments on the notes and our other senior subordinated obligations, including payments of interest when due. In addition, all payments on the notes and the subsidiary guarantees are prohibited in the event of a payment default on our senior credit facilities, and may be prohibited in any future senior indebtedness.

All obligations under the senior credit facilities are guaranteed by Morris Communications and certain of its subsidiaries and such guarantees are secured with substantially all of their assets.

The notes and the subsidiary guarantees are effectively subordinated to all of our and our subsidiary guarantors’ secured indebtedness and all indebtedness of our non-guarantor subsidiaries.

The senior subordinated notes are not secured. The lenders under our senior credit facilities are secured by liens on substantially all of our and our subsidiaries’ assets and by a pledge of the stock of all of the subsidiary guarantors. If we, Morris Communications or any of the subsidiary guarantors declare bankruptcy, liquidate or dissolve, or if payment under the credit facilities or any of our other secured indebtedness is accelerated, our secured lenders are entitled to exercise the remedies available to a secured lender under applicable law and have a claim on those assets before the holders of the notes. As a result, the notes are effectively subordinated to our and our subsidiaries’ secured indebtedness to the extent of the value of the assets securing that indebtedness, and the holders of the notes would in all likelihood recover ratably less than the lenders of our and our subsidiaries’ secured indebtedness in the event of our bankruptcy, liquidation or dissolution. As of December 31, 2007, we had $127.9 million of secured indebtedness outstanding, not including $64.8 million of additional secured indebtedness that would have been available for borrowing under our credit facilities.

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

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

Management believes that all of our properties are in generally good condition and suitable for current operations. Our executive offices are located in Augusta, Georgia. Our main facilities owned at December 31, 2007 are shown on the following table. Our production facilities, which are indicated by the presence of a press line, are in most cases, newspaper office facilities as well. We own all of the following facilities except the facilities located on Chatham Parkway* in Savannah, Georgia, which are operated under a long-term lease with an affiliate. See “Certain relationships and related transactions.”

State	City	Press Lines	Sq. Ft.

Alaska:	Homer	0	2,418
	Kenai	1	19,307
	Juneau	1	55,045
Arkansas:	Conway	1	20,431
Florida:	St. Augustine	1	55,264
	Jacksonville	4	328,106
Georgia:	Athens	1	110,000
	Augusta	1	159,758
	Louisville	0	2,500
	Savannah*	2	220,000
Kansas:	Topeka	1	153,467
Minnesota:	Brainerd	1	25,500
	Pine River	0	1,750
	Pequot Lakes	0	4,563
South Carolina:	Ridgeland	0	1,500
	Barnwell	0	15,000
	Hampton County	0	3,000
Texas:	Amarillo	1	84,251
	Lubbock	1	160,644

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

The consolidated financial statements of Morris Publishing, a wholly owned subsidiary of Morris Communications, include the consolidated financial statements of Morris Publishing subsequent to July 2003 and the combined financial statements of the Morris Communications Company, LLC Newspaper Business Segment for all periods prior to July 2003. In November 2001 and August 2003, Morris Communications legally transferred the net assets of its newspaper business segment to the Company. As a result, the Company has accounted for the assets and liabilities at historical cost, in a manner similar to that in pooling of interest accounting. The assets and operations of the Morris Communications newspaper business segment have been presented in the accompanying consolidated financial statements as if they were a separate stand-alone entity for all periods presented.

The selected historical financial data of Morris Publishing set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The consolidated statement of income and other operating and financial information data for each of the years ended December 31, 2007, 2006, and 2005 and the consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report.

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

	Years ended December 31,
	2007	2006	2005	2004	2003

Consolidated statement of income data

Net Operating Revenues:
Advertising	$306,694	$336,245	$326,213	$315,147	$298,058
Circulation	57,602	58,838	59,794	59,509	60,754
Other	10,332	8,685	8,344	8,974	8,029
Total net operating revenues	374,628	403,768	394,351	383,630	366,841
Operating expenses:
Labor and employee benefits	143,299	144,108	144,336	143,911	139,051
Newsprint, ink and supplements	40,338	51,596	47,837	45,520	42,635
Other operating costs	113,657	109,597	102,017	99,799	94,176
Depreciation and amortization	16,219	19,100	19,653	19,017	18,595
Total operating expenses	313,513	324,401	313,843	308,247	294,457
Operating income from continuing operations	61,115	79,367	80,508	75,383	72,384
Other expense (income):
Interest expense, including amortization of debt issuance costs (b)	37,881	37,059	35,662	32,281	26,083
Loss on extinguishments of debt (c) (d)	-	-	986	-	5,957
Interest income (e)	(114)	(70)	(119)	(1,249)	(122)
Other, net	(258)	(369)	(54)	613	480
Total other expense, net	37,509	36,620	36,475	31,645	32,398
Income from continuing operations before income taxes	23,606	42,747	44,033	43,738	39,986
Provision for income taxes	8,993	16,840	17,052	17,227	15,750
Income from continuing operations	14,613	25,907	26,981	26,511	24,236

Discontinued Operations (a)

Income from discontinued operations	7,253	7,192	7,032	6,263	7,599
Provision for income taxes	2,763	2,824	2,723	2,467	2,993
Income from discontinued operations, net of income tax provision	4,490	4,368	4,309	3,796	4,606

Gain on sale of discontinued operations, net of income tax provision of $30,505	49,567	-	-	-	-
Income from discontinued operations	54,057	4,368	4,309	3,796	4,606

Net Income	$68,670	$30,275	$31,290	$30,307	$28,842

	Years ended December 31,
	2007	2006	2005	2004	2003

Consolidated balance sheet data at period end
Total assets	$398,218	$428,843	$448,069	$461,191	$447,125
Goodwill and other intangible assets, net of accumulated amortization	179,342	200,661	201,485	207,045	211,811
Total long -term debt and capital lease obligations	422,250	521,813	521,000	550,000	525,000
Loan payable to (receivable from) Morris Communications (e)	26,059	(23,153)	(15,655)	(1,500)	-
Accumulated other comprehensive income (g)	1,178	-	-	-	-
Member's deficiency in assets	$(115,724)	$(195,535)	$(175,312)	$(189,136)	$(169,461)
Operating margin (continuing operations (a)) (f)	16.3%	19.7%	20.4%	19.6%	19.7%
Dividend declared and recorded to parent	$40,000	$43,000	$1,811	$50,000	$-
Promissory note resulting from GateHouse sale (a)	$10,000	$-	$-	$-	$-

The following notes relate to the above tables:

a.
On November 30, 2007, we completed the sale of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the gain from the sale of the assets, net of closing costs and the provision for income taxes, is recorded as discontinued operations in 2007. In addition, the results of operations of all newspapers, publications and businesses included in the sale to GateHouse (“GateHouse sale”) have been recorded as discontinued operations in all periods presented.

b.
Prior to August 7, 2003, we were charged corporate interest and amortization expense based on the corporate debt and related deferred debt cost allocations of Morris Communications to Morris Publishing. Interest expense, including amortization of debt issuance costs, related to this debt was $14,019 for the year ended December 31, 2003.

c.
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

d.
On December 14, 2005, we, as borrower, entered into a Credit Agreement for $350 million of senior secured term and revolving credit facilities. The refinancing terminated and replaced the $400 million credit facilities. The refinancing of the term loans under the original credit facilities resulted in an exchange of debt instruments with substantially different terms and therefore the unamortized costs associated with the original term loans were included in loss on extinguishment of debt on the consolidated statement of income.

e.
Since August 7, 2003, we have been permitted under our various debt arrangements to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. We are also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture. The interest-bearing portion of all loans from us to Morris Communications bears the same rate as the borrowings under our Credit Agreements. In 2005, based on the practice of settling a significant portion of the outstanding loan receivable balances with dividends, we began classifying the intercompany loan due from Morris Communications, net of the interest accrued on the loan, as contra equity in member’s deficiency in assets. Prior to 2005, we classified the intercompany loan as a current asset and the interest accrued on the loan as interest income. The interest accrued on these loans during 2007, 2006, and 2005 was $1,551, $2,095 and $1,484, respectively.

f.	Operating margin is operating income as a percentage of total operating revenues.
g.	Adjustment to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” (“SFAS No. 158”)
h.
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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value.

Long term debt. To estimate the fair value of our debt issues, which are not quoted on an exchange, we used those interest rates that were currently available to us for issuance of debt with similar terms and remaining maturities. At December 31, 2007, the fair value of the $300 million principal amount of senior subordinated notes was approximately $217.9 million and the fair value of the Tranche A term loan and the revolving credit facility was estimated at $85.3 million $35.9 million, respectively.

Goodwill and other intangibles—We have significant intangible assets recorded on our balance sheet and the inability to sustain profitable operations in our newspapers could result in a material impairment of our intangible assets in the future.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we are required to test goodwill and indefinite-lived assets for impairment on an annual basis or when the facts or circumstances at any of our reporting units indicate a possible impairment as a result of a continual decline in performance or as a result of fundamental changes in a market. We perform this evaluation annually on December 31st.

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

We have performed the required impairment tests of goodwill and indefinite-lived intangible assets as of December 31, 2007, which resulted in no impairments.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after June 15, 2007, while the new measurement date is effective for fiscal years ending after December 15, 2008. The measurement date for our defined benefit pension and postretirement plan assets and obligations was December 31, 2007. Upon adoption of SFAS No. 158 at December 31, 2007, our liabilities decreased in the aggregate amount of $1.9 million, less the related income tax effect, and member’s deficiency in assets decreased by $1.9 million, less the related income tax effect.

Income taxes —We are a single member limited liability company and are not subject to income taxes. However, our results are included in the consolidated federal income tax return of Morris Communications. Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on our results. We have entered into a formal tax sharing agreement with Morris Communications, under which we are required to provide for our portion of income taxes. Under the terms of the agreement, we remit taxes for our current tax liability to Morris Communications as if we were a separate corporation. Accordingly, we recognize an allocation of income taxes in our separate financial statements in accordance with the agreement.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.”  The adoption of FIN No. 48 did not impact us.

Impact of recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all on financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt this standard as of January 1, 2009.  The Company does not expect a material impact to its financial position, results of operations, or cash flows upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159, if elected, on its financial position, results of operations and cash flows.

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

Disposition transaction

On November 30, 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum. The preliminary working capital adjustment paid by GateHouse to us at the closing of the transaction totaled $2.5 million.

The daily newspapers sold include the Dodge City (Kan.) Daily Globe, The Newton (Kan.) Kansan, The (Pittsburg, Kan.) Morning Sun, the Hillsdale (Mich.) Daily News, The Holland (Mich.) Sentinel, the Hannibal (Mo.) Courier-Post, The (Independence, Mo.) Examiner , The Grand Island (Neb.) Independent, the York (Neb.) News-Times, The Daily Ardmoreite (Okla.), The Shawnee (Okla.) News-Star, the Yankton (S.D.) Daily Press & Dakotan , The Oak Ridger (Tenn.), and the News Chief (Winter Haven, Fla.). The nondaily newspapers include La Estrella (Dodge City, Kan.), The Girard (Kan.) City Press and the Vermillion (S.D.) Plain Talk. The commercial printing operation is Flashes Publishing (Mich.), which also published The Holland Sentinel and the Flashes Shopping Guides (Mich.), related free nondaily community publications included in the sale.

While these were good markets, we felt that these newspapers were not the best fit under our existing strategy. We felt that our full attention and capital resources should be placed on our larger markets where future growth would create greater returns on our investments. We are pursuing a clustering strategy in these larger markets through acquisition and development of new products and publications.

Morris Publishing Group, LLC overview

Following the sale of the various publications and businesses to GateHouse, Morris Publishing currently owns and operates 13 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska.

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenues from both print and online media formats.

Linage, the number of inserts, internet page views, along with rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue. Our other revenue consists primarily of commercial printing and other online revenue.

During 2007, advertising and circulation revenue represented 81.9% and 15.4%, respectively, of our total net operating revenue.  Our advertising revenue consisted of 52.1% in retail, 41.5% in classified and 6.4% in national. Online advertising revenue, included in all advertising categories above, represented 10.9% of our total 2007 advertising revenue.

We continue to see overall declines in circulation at our newspapers which is consistent with the industry as a whole; however, a portion of our decline also comes from the discontinuation of unprofitable distribution routes in some of our markets. We continue to focus on circulation retention efforts through lengthened subscriptions periods, new payment methods, and increased service levels.

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

Current initiatives

➢
Yahoo! Consortium-We have completed the rollout of Yahoo! HotJobs at all of our daily newspapers' Web sites.

Yahoo!'s “Search Services” has been launched at our Jacksonville, Augusta, Savannah, Lubbock, Amarillo, Topeka, and Athens newspapers, allowing each newspaper's Web site users to search the internet using Yahoo!'s “Web Search.” In addition, Yahoo!'s “Content Matched Ads” are now on all of these newspapers’ Web content pages and Yahoo!'s “Sponsored Search Ads” are on all of these newspapers’ search results pages. These newspapers have begun sharing in the revenue generated from these ads, soon to be followed by our remaining daily newspapers' Web sites.

Our Augusta newspaper is currently in the test cross-selling phase of the implementation of Yahoo!'s “Graphical Ads Platform.” This platform, upon its full implementation at all of our newspapers in the third quarter of 2008, will give Yahoo! and each newspaper consortium member the opportunity to cross-sell each other's online ad inventory pursuant to specific sales rules.

➢
Newspaper Next- As one of our most important 2007 initiatives, we continue to embrace The Newspaper Next or as it is called the “N2” approach developed by the American Press Institute and other industry collaborators.

 Lubbock and Augusta had the greatest percentage gains of all our newspapers in non-core revenue; each had approximately 29 percent gains in both online and niche revenue.

Even though Jacksonville and Augusta have been our most active newspapers in launching new non-core products in the last two years, Jacksonville remains the most dependent on core-revenue, generating 84 percent in circulation and print advertising thus far in 2007. Jacksonville was our only newspaper to see a decline in non-core revenue, indicating how broadly the adverse economy has affected advertising revenue across media.

However, we will continue to make a strong and consistent push for online and niche product development in Jacksonville and in all of our other markets. We feel this is one of the best ways to grow our market share offsetting the adverse secular trends affecting newspaper advertising and circulation revenue.

➢
Licensing Skirt! magazines-During 2007, we licensed Skirt!, our free monthly magazine for women, for the Richmond (Va.), Memphis (Tenn.), and Boston (Ma.) markets. In addition to ongoing royalty fees based on a percentage of operating revenue, we will receive approximately $700 thousand in one-time fees.

We believe that these licensing arrangements will facilitate the magazine's expansion, in turn attracting more national advertising exposure and sales. We are actively seeking other markets.

➢
Off Shore Ad Production- We signed an agreement in 2007 with Affinity Express to outsource ad production to Manila in the Philippines. The Florida Times-Union became our first property to utilize the service in the fourth quarter of 2007 followed by The Augusta Chronicle in the first quarter of 2008. We expect the Savannah Morning News to follow suit in the third quarter of 2008 and all our other business units thereafter. Overall, this effort is intended to lower wages and benefits expense throughout the organization.

➢
Savannah Press Project- In 2006, the Savannah Morning News signed an agreement to purchase a new Man Roland press to augment the production capability of the Metro and Urbanite presses already in use. The new press was delivered and installed in 2007 and is fully functioning as of February 2008. This state of the art, 3 tower, full color press gives the Savannah Morning News the ability to print full color on every page, a wide range of web width and cut-off options and more efficiency in both newsprint and manpower.

➢
Production Projects- Computer-to-plate technology was installed in The Florida Times-Union in the fourth quarter of 2007 to replace aging image setters. This new technology not only reduces the manpower and time necessary to produce plates for the printing process, but also, reduces the overall cost of the consumables.

➢
Circulation and Mailroom Improvements- The Florida Times-Union will be implementing a number of efficiency related projects in the circulation department in 2008. These efforts are primarily aimed at reducing overlaps in distribution routes between The Florida Times-Union, The St. Augustine Record and the Savannah Morning News. The management team in Jacksonville worked with the Denardo Consulting Group in 2007 to develop these cost saving ideas and will be implementing them throughout 2008.

Financial summary for the years ended December 31, 2007 versus 2006.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2007 and 2006:

(Dollars in millions)	Years ended December 31,		% change period over period
	2007	2006

Total net operating revenues	$374.6	$403.8	(7.2%)
Total operating expenses	313.5	324.4	(3.4%)
Operating income from continuing operations	61.1	79.4	(23.0%)
Other expenses, net	37.5	36.6	2.5%
Income from continuing operations before taxes	23.6	42.8	(44.9%)
Provision for income taxes	9.0	16.8	(46.4%)
Income from continuing operations	14.6	26.0	(43.8%)

Income from discontinued operations, net of provision for income taxes of $2.8 million for both the eleven month period ended November 30, 2007 and the twelve month period ended December 31, 2006, respectively.	4.5	4.3	4.7%
Gain on sale of discontinued operations, net of provision for income taxes of $30.5 million	49.6	-	-
Income from discontinued operations	54.1	4.3	-

Net income	$68.7	$30.3	126.7%

Continuing operations

During 2007, operating income from continuing operations was $61.1 million, down $18.3 million, or 23.0%, from 2006. Total net operating revenues were $374.6 million, down $29.2 million, or 7.2%, and total operating costs were $313.5 million, down $10.9 million, or 3.4%.

Advertising revenue from continuing operations during 2007 was $306.7 million, a decrease of $29.6 million, or 8.8%, from 2006. Retail, national and classified advertising revenue were down 4.1%, 15.0% and 13.1%, respectively.

Since the first of 2006, we have acquired or introduced ten nondaily publications in five of our existing markets to better serve changing reader and advertising needs. These new publications include the Barnwell (S.C.), Sylvania (Ga.), Hampton County (S.C.), Edgefield (S.C.), North Augusta (S.C.), Bryan County (Ga.), and Effingham (Ga.) weekly newspapers, and the Athens’ (Ga.) Madison Living, Lubbock’s (Tex.) Frenship Today and St. Augustine’s (Fla.) Eco Latino publications. Excluding the $2.9 net increase in advertising revenue from these new publications, our total advertising revenue was $302.9 million, down $32.3 million, or 9.6%, from last year, with retail and classified advertising revenue down 5.4% and 13.6%, respectively.

Including all publications, our twelve month results continue to reflect the industry’s shift from run of press and insert advertising to online advertising. Compared to 2006, print advertising revenue was $198.7 million, down $32.6 million, or 14.1%, and insert advertising revenue was $60.9 million, down $3.3 million, or 5.1%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $13.6 million, up $1.5 million, or 12.2%.

Online advertising revenue, included in all advertising categories above, was $33.5 million, up $4.9 million, or 17.1%, from 2006. The majority of the online increase was recorded within the classified employment and retail categories. Unique page views, a key measure of interest in our Web sites, continued to grow and were 22.7% higher than in 2006.
Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions. The material variances in the advertising categories listed above and at each newspaper are discussed in more detail in our results of operations, which follows.

Our total advertising revenue results were primarily impacted by the weak advertising environment in Florida, however, the poor performances in Savannah, Athens and in some of our other larger metro markets also contributed significantly to our net decline.

Our existing Florida newspapers and publications, which account for approximately 41.5% our total advertising revenue, contributed 94.1% of our entire net decline in advertising revenue from continuing operations.

Advertising revenue in Jacksonville, our largest newspaper, was down $25.8 million, or 20.0%, primarily due to the downturn in the Florida real estate market.

Since the end of 2006, Jacksonville transitioned its geographically-zoned Sun publications to nine individual products created for separate communities within the larger market area. The Sun’s content and format was enhanced and the publications are now published up to four times a week, with the intent to provide a marketplace for the smaller local advertiser. Web sites have been created for many of these publications. For comparison purposes, revenue from our Jacksonville newspaper and the newly independent Jacksonville Sun weeklies, herein, are combined for both periods presented.

Our St. Augustine newspaper was down $1.0 million, or 9.4%, with significant declines in the retail and classified categories. While some of St. Augustine’s decline may be attributed to the non-recurring gains in 2006, the majority of the declines were from retailers and other advertisers dependent on the housing industry. During 2006, St. Augustine’s advertising revenue was up $1.0 million, or 10.0%, from 2005, continuing its trend from the prior years.

In Savannah, our newspaper’s advertising revenue was down $2.6 million, or 8.8%, with weakness in the retail and classified categories.

Our Athens newspaper’s advertising revenue was down $1.6 million, or 10.9%, with significant declines in the retail and classified categories.

Advertising revenue from our Amarillo newspaper was down $0.9 million, or 3.5%, with significant declines in the retail and national categories.

Lubbock and Topeka were both down $0.6 million or 2.1% and 3.1%, respectively.

As for our other daily newspapers, advertising revenue for Bluffton Today, our free distribution daily newspaper, was up $0.4 million, or 12.8%, with gains from Hilton Head Today, a retail specialty publication published by Bluffton, but not a part of its main newspaper.

Conway’s advertising revenue was up $0.2 million, or 5.9%, due to the gains in the print and online classified category.

Augusta’s advertising revenue was up $0.1 million, or 0.4%, with the gains in the classified and national categories offset somewhat by the decline in the retail category.

Total combined advertising revenue from our other three daily newspapers was down $0.2 million, or 1.1%, from the prior year, primarily due to declines in the retail category.

Advertising revenue from all of our nondaily publications, excluding the Jacksonville Sun weeklies, was up $3.0 million, or 15.7%, primarily due to the incremental revenue from our ten new nondaily publications. Advertising revenue from these new publications was $4.0 million, up $2.9 million, from $1.1 million from last year. Advertising revenues from The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone, the four non-daily newspapers acquired in the third quarter of 2006, totaled $1.8 million in 2007, up $1.0 million from $0.8 million in 2006. Skirt!‘s advertising revenue was unchanged from 2006, with the retail advertising gains in Charleston (S.C.), and Savannah (Ga.), offset by retail advertising declines in Charlotte (N.C.).

During 2007, circulation revenue from continuing operations was $57.6 million, down $1.2 million, or 2.1%, from 2006, with the decline in Jacksonville’s circulation revenue contributing most of the net decline.

Other income from continuing operations was $10.3 million, up $1.6 million, or 19.0%, from $8.7 million in 2006, with the increase in Skirt! magazine license fees, Sunday magazine promotional revenue, commercial printing revenue and direct mail revenue offset somewhat by the decrease in other online revenue.

From our continuing operations, total labor and employee benefit costs were down $0.8 million, or 0.6%; newsprint ink and supplements costs were down $11.3 million, or 21.8%; and other operating costs were up $4.1 million, or 3.7%. Depreciation and amortization expense from continuing operations was down $2.9 million, or 15.1%.

Our total 2007 operating costs were favorably impacted by the savings from the decrease in consumption and average cost per ton of newsprint, the reduction in supplements cost, the decrease in employee commissions and bonuses and the decrease in FTE’s (or full time equivalents), but were unfavorably impacted by the incremental costs associated with our recently introduced or acquired publications, and the increase in employee medical insurance costs.

Excluding the $3.3 million in incremental operating costs associated with our ten new nondaily publications, total labor and employee benefit costs were down $2.6 million, or 1.8%, newsprint ink and supplements costs were down $11.4 million, or 22.2%, and other operating costs, excluding depreciation and amortization, were up $2.8 million, or 2.6%.

Interest and loan amortization expense totaled $37.9 million, up $0.8 million from $37.1 million last year primarily due to short-term interest rate increases and $0.2 million in additional loan fees.

Interest income accrued on the $10.0 million note receivable resulting from the GateHouse sale was $0.1 million.

The income tax provision for continuing operations was $9.0 million, down $7.8 million from 2006 due to the decrease in income from continuing operations.

Income from continuing operations for 2007 was $14.6 million, down $11.3 million from $25.9 million during 2006.

Discontinued operations

Gain on sale of discontinued operations. The table below details the gain from the GateHouse sale on November 30, 2007:

(dollars in millions)	November 30, 2007

Gross sales price	$115.0
Less: closing costs	0.6
Net sales proceeds	114.4

Carrying value of fixed assets, net	15.8
Carrying value of goodwill and intangibles, net	18.5
Net book value	34.3

Pre-tax gain on sale of discontinued operations	80.1
Provision for income taxes	30.5
Gain on sale, net of income taxes	$49.6

Income from discontinued operations. During the eleven month period ended November 30, 2007, operating income from discontinued operations was $7.3 million, up $0.1 million, or 0.8%, from $7.2 million during the twelve month period in 2006. Total net operating revenues were $62.5 million, down $8.9 million, or 12.5%, and total operating costs were $55.3 million, down $8.9 million, or 13.9%.

The combined technology and shared services fee from our parent and management fee charged to discontinued operations by our parent under the management agreement totaled $4.1 million for 2007, down $0.5 million, or 11.7%, from 2006.

During 2007, employee benefits costs from discontinued operations benefited from a $2.7 million postretirement benefit curtailment gain which related to employees included in the GateHouse sale.

The provision for income taxes was $2.8 million for both the eleven month period ended November 30, 2007 and for the twelve month period ended December 31, 2006.

Income from discontinued operations, net of taxes, and excluding the gain on sale of assets, was $4.5 million for the eleven month period ended November 30, 2007 and $4.4 million for the twelve month period ended December 31, 2006. Including the gain on sale of assets, income from discontinued operations, net of taxes, for the eleven month period ended November 30, 2007 totaled $54.1 million.

Net Income and Other

On June 30, 2007, we declared and recorded a $40 million dividend to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts.

Our effective tax rate was 38.1% for 2007, compared to 39.4% for 2006.

Net income for the year ended December 31, 2007 totaled $68.7 million, up $38.4 million from $30.3 million for 2006.

Results of operations from continuing operations for the years ended December 31, 2007 versus 2006

Net operating revenue from continuing operations. The table below presents the total net operating revenue from continuing operations and related statistics for the 12-month periods ended December 31, 2007 and 2006:

(Dollars in millions)	Years ended December 31,		Percentage change
	2007	2006	2007 vs. 2006
Net operating revenues
Advertising
Retail	$159.7	$166.6	(4.1%)
Classified	127.3	146.4	(13.1%)
National	19.7	23.2	(15.0%)
Total advertising revenues	306.7	336.2	(8.8%)
Circulation	57.6	58.9	(2.1%)
Other	10.3	8.7	(19.0%)
Total net operating revenues	$374.6	$403.8	(7.2%)

Retail advertising revenue from continuing operations:

Retail advertising revenue was $159.7 million, down $6.9 million, or 4.1%, from 2006. Excluding the $2.1 million in additional revenue from our ten new nondaily publications, retail advertising revenue was down $9.0 million, or 5.4%.

Including all publications, insert retail revenue was $54.9 million, down $2.7 million, or 4.6%, while print retail advertising revenue was $82.9 million, down $7.7 million, or 8.5%, from 2006. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $12.8 million, up $1.3 million, or 11.3%. Retail online revenue was $9.2 million, up $2.2 million, or 31.5%, from 2006.

Jacksonville’s retail advertising was down $6.2 million, or 12.3%, and St. Augustine’s retail advertising was down $0.6 million, or 12.4%. While part of Jacksonville’s and St. Augustine’s decline may be attributed to the non-recurring gains in 2006, the majority of the declines were from retailers dependent on the housing industry.

As for our other daily newspapers, Savannah’s retail advertising revenue was down $0.9 million, 5.8%, with declines in the print and insert categories.

In addition, retail advertising revenue from our Amarillo newspaper was down $0.7 million, or 5.0%, continuing the trend from the prior year.

Lubbock and Topeka were each down $0.4 million, or 2.7% and 3.6%, respectively, and Augusta and Athens were each down $0.3 million, or 1.2% and 4.4%, respectively.

Bluffton Today, our free distribution daily newspaper, was up $0.5 million, or 26.6%, with gains from its new weekly Hilton Head Today publication.

Total combined retail advertising revenue from our Brainerd, Conway, and two Alaska newspapers was up $0.4 million, or 3.6%, from 2006.

Excluding the retail advertising revenue from our recently acquired or introduced nondaily publications, retail advertising for the nondaily publications was down $0.1 million, or 0.6%, from 2006. Retail advertising revenue for our ten new nondaily publications was $2.9 million, up $2.0 million, from $0.9 million from 2006.

Classified advertising revenue from continuing operations:

Total classified advertising revenue was $127.2 million, down $19.2 million, or 13.1%, from 2006. Excluding the $0.8 million in additional revenue from our ten new nondaily publications, classified advertising revenue was down $20.0 million, or 13.7%.

Including all publications, online classified revenue was $23.4 million, up $2.2 million, or 10.1%, with most of the increase driven by the employment category. The rollout of Yahoo! HotJobs at all of our newspaper’s Web sites during 2007 contributed a large part of the net increase in the employment category. During 2007, net revenue from HotJobs was $3.6 million and net revenues from CareerBuilder and Adicio, which both were discontinued in 2007, was $6.1 million. In total, net revenues from these third party internet job search engines totaled $9.7 million in 2007, up $2.2 million, or 29.3%, from $7.5 million in 2006.

Classified print advertising revenue was $102.2 million, down $21.0 million, or 17.0%, and classified insert advertising revenue was $1.0 million, down $0.4 million, or 30.5%, from 2006. Classified advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $0.6 million, up $0.1 million, or 26.6%.

Our Jacksonville newspaper’s classified advertising revenue was down $17.1 million, or 26.8%, with large declines from builders and employers related to the housing industry.

Our St. Augustine newspaper was down $0.5 million, or 8.5%, with the decline attributed to the non-recurring gains in 2006 and the downturn in the local real estate market. St. Augustine’s classified advertising revenue was up $0.5 million, or 9.4%, in 2006 compared to 2005.

As for our other daily newspapers, our Savannah newspaper’s classified advertising revenue was down $1.8 million, or 12.7%.

Our Athens newspaper was down $1.2 million, or 19.0%, and our Topeka newspaper was down $0.3 million, or 3.2%.

Augusta’s classified advertising revenue was up $0.3 million, or 1.9%.

In addition, Conway was up $0.3 million, or 20.3%, due to the increase in print and online categories.

Total combined classified advertising revenue from our other six daily newspapers was up $0.2 million, or 0.7%, from 2006 with the gains in Lubbock, Amarillo, Juneau and Kenai offset, somewhat, by the declines in Bluffton and Brainerd.

Excluding classified advertising revenue from our recently acquired or introduced publications, classified advertising from our nondaily publications was up $0.2 million, or 7.5%, from last year. Classified advertising revenue for our ten new nondaily publications was $1.0 million, up $0.8 million, from $0.2 million in 2006.

National advertising revenue from continuing operations:

Total national advertising revenue was $19.7 million, down $3.5 million, or 15.0%, from 2006, with Jacksonville down $2.4 million, or 16.3%.

In addition, Lubbock and Amarillo were each down $0.3 million, or 29.5% and 28.4%, respectively.

Augusta was up $0.2 million, or 11.0%.

Total combined national advertising revenue from our other nine daily newspapers was down $0.6 million, or 13.8%, from 2006 with the declines in Athens, Brainerd and at our two Alaska newspapers offset, somewhat, by the gains in Savannah, Topeka, St. Augustine, Bluffton and Conway.

Circulation revenue from continuing operations:

Circulation revenue was $57.6 million, down $1.2 million, or 2.1%, from 2006, with Jacksonville down $1.1 million, or 5.5%, due to large declines in single copy and third party sales, primarily due to cut backs on last year’s aggressive third party sales programs.

Average daily single copies and home delivery copies remained soft, down 4.2% and 2.2%, respectively.

Average Sunday single copies and home delivery copies were down 4.1% and 3.2%, respectively.

Other revenue from continuing operations:

Other revenue was $10.3 million, up $1.6 million, or 18.4%, from 2006. Other revenue from our ten new nondaily publications was $0.2 million, up from $0.1 million in 2006.

Including all publications, commercial printing revenue was $4.3 million, up $0.4 million, or 9.8%. Other online revenue was $0.5 million, down $0.4 million, or 41.3%. Sunday weekend magazine promotional revenue from continuing operations was $0.9 million, up $0.4 million from 2006.

During 2007, total income from all Skirt! magazines license agreements, including royalty fees, was $0.4 million compared to $0.2 million in the prior year.

Net operating expense from continuing operations. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2007 and 2006:

(Dollars in millions)	Years ended December 31,		Percentage change
	2007	2006	2007 vs. 2006
Operating expenses
Labor and employee benefits	$143.3	$144.1	(0.6%)
Newsprint, ink and supplements	40.3	51.6	(21.8%)
Other operating costs	113.7	109.6	3.7%
Depreciation and amortization	16.2	19.1	(15.1%)
Total operating expenses	$313.5	$324.4	(3.4%)

Labor and employee benefits from continuing operations:

Excluding the labor and employee benefits cost directly related to our ten new nondaily publications, our total labor and employee costs were $140.8 million, down $2.6 million, or 1.8%. Total labor and employee benefit costs from our new publications were $2.5 million, up $1.8 million from 2006.

Including all publications, salaries and wages totaled $102.0 million, unchanged from 2006. Employee severance costs which are included in salaries and wages for 2007 totaled $0.9 million. Average FTE’s (or full time equivalents) were down 3.4%, with the majority of the declines from the mail and distribution, circulation and press departments. Our average pay rate was up 3.5%. Jacksonville’s average FTE’s were down 8.2%, contributing 75.8% of our average total net decrease. Excluding the employees from our ten new nondaily publications, average FTE’s were down 4.9%.

Commissions and bonuses were $17.4 million, down $2.0 million, or 10.5%, from 2006, due to the decrease in advertising sales.

Employee medical insurance cost was $10.9 million, up $2.7 million, or 33.1%, due to the increase in claims experience.

Compared to 2006, post retirement benefit cost was $0.5 million, down $1.0 million, or 67.4%.

Newsprint, ink and supplements cost from continuing operations:

During 2007, newsprint, ink and supplements cost was $40.3 million, down $11.3 million, or 21.8%.

Compared to 2006, total newsprint expense was $34.5 million, down $8.4 million, or 19.5%, due to a 9.8% decrease in newsprint consumption coupled with a 10.7% decrease in the average cost per ton of newsprint.

Supplements expense decreased $2.7 million, or 45.5%, to $3.4 million, due to a switch from purchasing our Sunday comics to printing them in house. Our Sunday comics were printed at Flashes Printing, the commercial printing operation included in the GateHouse sale.

Ink expense totaled $2.5 million, down $0.1 million, or 3.8%, from 2006.

Other operating costs:

Total other operating costs, excluding depreciation and amortization, were $113.7 million, up $4.1 million, or 3.7%. Other operating costs from our ten new nondaily publications were $1.6 million, up $1.2 million from 2006.

The combined technology and shared services fee from our parent and management fee charged to continuing operations by our parent under the management agreement totaled $24.4 million for 2007, down $1.9 million, or 7.2%, from $26.3 million in 2006.

Financial summary for the years ended December 31, 2006 versus 2005.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2006 and 2005:

(Dollars in millions)	Years ended December 31,		% change period over period
	2006	2005

Total net operating revenues	$403.8	$394.4	2.4%
Total operating expenses	324.4	313.8	3.4%
Operating income from continuing operations	79.4	80.6	(1.5%)
Other expenses, net	36.6	36.5	0.3%
Income from continuing operations before taxes	42.8	44.1	(2.9%)
Provision for income taxes	16.8	17.1	(1.8%)
Income from continuing operations	26.0	27.0	(3.7%)

Income from discontinued operations, net of provision for income taxes of $2.8 million and $2.7 million for the twelve month periods ended December 31, 2007 and 2006, respectively.	4.3	4.3	-

Net income	$30.3	$31.3	(3.2%)

Continuing operations

During 2006, operating income from continuing operations was $79.4 million, down $1.2 million, or 1.5%, from 2005. Total net operating revenues were $403.8 million, up $9.4 million, or 2.4%, and total operating costs were $324.4 million, up $10.6 million, or 3.4%.

During 2005, we sold Savannah’s former production facility to a third party for $7.2 million, net of closing costs. This sale, net of $0.4 million in clean up costs, gave us $6.8 million in net proceeds, resulting in a net pre-tax gain of $5.0 million. Excluding this unusual gain, total operating costs were up $5.6 million, or 1.7% and operating income was up $3.9 million, or 5.1%.

Advertising revenue from continuing operations during 2006 was $336.2 million, an increase of $10.0 million, or 3.1%, from 2005. Retail and classified advertising revenue were up 2.1% and 5.0%, respectively and national advertising revenue down 1.4%.

During the second quarter of 2005, we launched Bluffton Today, a seven-day, tab-format newspaper, as a vehicle for an innovative experiment in newspaper and web publishing, with much of the content being user-driven. Bluffton, S.C. is a rapidly growing community near Hilton Head.

In addition, during 2005 and 2006, we acquired or introduced seven nondaily publications in five of our existing markets and one new market to better serve changing reader and advertising needs. These new publications include the Barnwell (S.C.), Sylvania (Ga.), Hampton County (S.C.), Edgefield (S.C.), and Effingham (Ga.) weekly newspapers, and the Skirt! Columbia (S.C.) magazine and St. Augustine’s (Fla.) Eco Latino publications.

Excluding the $2.7 million in incremental advertising revenue from Bluffton Today and these seven new nondaily publications, our total advertising revenue was $331.7 million, up $7.6 million, or 2.3%, from 2005, with retail and classified advertising revenue up 1.0% and 4.7%, respectively and national advertising revenue down 1.8%.

Including all publications, our twelve month results continue to reflect the industry’s shift from run of press to online advertising and insert advertising. Compared to 2005, print advertising revenue was $231.3 million, down $5.1 million, or 2.1%, and insert advertising revenue was $64.2 million, up $3.8 million, or 6.2%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $12.1 million, up $2.3 million, or 23.7%.

Online advertising revenue, included in all advertising categories above, was $28.6 million, up $9.0 million, or 46.0%, from 2005. The majority of the online increase was recorded within the classified employment and retail categories.

Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions. The material variances in the advertising categories listed above and at each newspaper are discussed in more detail in our results of operations, which follows.

Excluding the estimated $1.1 million in 2005 advertising revenue that was directly attributed to the city’s hosting the Super Bowl; Jacksonville’s advertising revenue was up $5.2 million, or 4.2%, with solid gains in the retail and classified categories.

During 2006, St. Augustine’s advertising revenue was up $1.0 million, or 10.0%, from 2005, continuing its trend from the prior years.

Lubbock was up $0.6 million, or 2.3%, due to gains in the classified category. Topeka was up $0.2 million, or 0.9%, versus 2005.

Savannah’s advertising revenue was down $0.8 million, or 2.6%, with significant declines in the retail and national categories. Most of these losses were related to the consolidation in the telecommunication and department store industry.

Advertising revenue for Bluffton was up $1.1 million, or 59.3%, with solid gains in all categories.

Combined advertising revenue from our two Alaska dailies was up $0.8 million, or 10.6%, due to the increase in the national category.

Conway and Brainerd were each up $0.2 million, or 4.6% and 3.5%, respectively, due to the gains in the print and online classified category.

Augusta, Athens and Amarillo were unchanged compared to 2005.

Excluding the $1.3 in incremental advertising revenue from our seven new nondaily publications, advertising revenue from our nondaily publications was up $1.4 million, or 8.5%, from 2005. Excluding its new Columbia (S.C.) magazine, Skirt! ‘s advertising revenue was up $0.4 million, or 14.8%, with the retail advertising gains in Charleston (S.C.), Savannah (Ga.), and Augusta (Ga.) offset by retail advertising declines in Charlotte (N.C.) and Jacksonville (Fla.). Advertising revenue from our four city magazines was up $0.7 million, or 15.4%, with significant retail gains in Savannah and Jacksonville.

Advertising revenues from The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone, the four non-daily newspapers acquired in the third quarter of 2006, totaled $0.8 million in 2006.

During 2006, circulation revenue from continuing operations was $58.8 million, down $1.0 million, or 1.6%, from 2005, with the decline in Jacksonville’s circulation revenue contributing most of the decline.

Other income from continuing operations was $8.7 million, up $0.3 million, or 4.1%, from $8.3 million in 2005, primarily due to the increase in Sunday promotional magazine revenue.

From our continuing operations, total labor and employee benefit costs were down $0.2 million, or 0.2%; newsprint ink and supplements costs were up $3.8 million, or 7.9%; and other operating costs, excluding depreciation and amortization, were up $7.6 million, or 7.4%. Depreciation and amortization expense from continuing operations was down $0.6 million, or 2.8%.

Our 2006 total operating costs were impacted by the 7.0% increase in the average price per ton of newsprint, the launch of the Bluffton Today daily newspaper and the acquisition or introduction of eight nondaily publications. These cost increases were offset somewhat by the aggressive management of our other production and miscellaneous operating costs, and the decrease in employee benefit costs resulting from the reduction in healthcare insurance claims paid and the lower headcounts.

Excluding the $2.5 million in incremental operating costs associated with our seven new nondaily publications, Bluffton Today and Skirt! magazines’ new markets, total labor and employee benefit costs were down $1.4 million, or 1.0%, newsprint ink and supplements costs were up $3.4 million, or 7.1%, and other operating costs, excluding depreciation and amortization, were up $6.7 million, or 6.6%.

In addition, our total 2005 operating costs were unusually affected by the estimated $1.1 million in costs directly related to Jacksonville hosting the Super Bowl in 2005, our accrual of $0.7 million in potential bankruptcy losses from a large advertiser and our $5.0 million net pre-tax gain on the sale of the Savannah facility. During the fourth quarter 2006, the $0.7 million reserved for potential bankruptcy losses was reversed upon the advertiser’s emergence from the bankruptcy proceedings.

Interest and loan amortization expense increased by $1.4 million, or 3.9%, primarily due to short-term interest rate increases.

The income tax provision for continuing operations was $16.8 million, down $0.3 million from 2005 due to the decrease in income from continuing operations.

Income from continuing operations for 2006 was $25.9 million, down $1.1 million from $27.0 million during 2005.

Discontinued operations

Income from discontinued operations.  During 2006, operating income from discontinued operations was $7.2 million, up $0.2 million, or 2.3%, from $7.0 million during 2005. Total net operating revenues were $71.4 million, up $0.6 million, or 0.9%, and total operating costs were $64.2 million, up $0.4 million, or 0.7%.

The combined technology and shared services fee from our parent and management fee charged to discontinued operations by our parent under the management agreement totaled $4.6 million for 2006, unchanged from 2005.

The provision for income taxes for 2006 was $2.8 million up $0.1 million from $2.7 million for 2005.

Income from discontinued operations, net of taxes, was $4.3 million for both 2006 and 2005.

Net Income and Other

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

Our effective tax rate was 39.8% for 2006, compared to 39.4% for 2005.

Net income for 2006 was $30.3 million, down $1.0 million from $31.3 million in 2005.

Results of operations from continuing operations for the years ended December 31, 2006 versus 2005

Net operating revenue from continuing operations. The table below presents the total net operating revenue from continuing operations and related statistics for the 12-month periods ended December 31, 2006 and 2005:

(Dollars in millions)	Years ended December 31,		Percentage change
	2006	2005	2006 vs. 2005
Net operating revenues
Advertising
Retail	$166.6	$163.3	2.1%
Classified	146.4	139.4	5.0%
National	23.2	23.5	(1.4%)
Total advertising revenues	336.2	326.2	3.1%
Circulation	58.9	59.8	(1.6%)
Other	8.7	8.4	4.1%
Total net operating revenues	$403.8	$394.4	2.4%

Retail advertising revenue from continuing operations:

Retail advertising revenue was $166.6 million, up $3.3 million, or 2.1%, from 2005. Excluding the $1.7 million in incremental revenue from Bluffton Today and our seven new nondaily publications, retail advertising revenue was up $1.6 million, or 1.0%.

Including all publications, insert retail revenue was $57.6 million, up $3.9 million, or 7.3%; while ROP retail advertising revenue was $90.6 million, down $6.3 million, or 6.5%, from 2005. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $11.5 million, up $2.2 million, or 24.2%.

Retail online revenue was $7.0 million, up $3.5 million, or 98.0%, from 2005.

Excluding the $0.8 million in retail advertising revenue directly related to Jacksonville’s hosting of the NFL’s Super Bowl in 2005, Jacksonville was up $3.1 million, or 6.6%.

St. Augustine was up $0.6 million, or 13.2%.

Bluffton Today’s retail advertising was up $0.7 million, or 72.4%.

Augusta was up $0.1 million, or 0.3%, with unfavorable comparisons to the solid gains in the prior year. Augusta’s retail advertising revenue was up $1.2 million, or 5.7%, in 2005 compared to 2004.

Savannah and Amarillo were down $0.6 million, or 3.6%, and $0.5 million, or 3.7%, respectively, due to reductions from grocery and department stores, banks, telecommunications, or losses from major retailers going out of business.

Lubbock was down $0.1 million or 0.5%.

Topeka was slightly down, a significant improvement over the 11.9% decrease in the prior year versus 2004.

Kenai and Juneau were together down $0.8 million, or 13.1% and 20.5%, respectively.

Retail advertising revenue from our three other daily newspapers was together unchanged from 2005, with the slight gains in Brainerd and Conway offset by the decline in Athens.

Excluding the retail advertising revenue from our recently acquired or introduced nondaily publications, retail advertising for the nondaily publications was up $0.6 million, or 4.4%, from 2005. Retail advertising revenue for our seven new nondaily publications was $1.3 million, up $1.1 million, from $0.2 million from 2005.

Classified advertising revenue from continuing operations:

Total classified advertising revenue was $146.4 million, up $7.0 million, or 5.0%, from 2005 due to the continued strength in the real estate and employment categories at most of our daily newspapers. Excluding the $0.6 million in incremental revenue from Bluffton Today and our seven new nondaily publications, retail advertising revenue was up $6.4 million, or 4.7%.

Including all publications, online classified adverting revenue was $21.3 million, up $5.6 million, or 35.9%, with most of the increase driven by the employment category. During 2006, classified print advertising revenue was $123.2 million, up $1.2 million, or 1.0%, and classified insert advertising was $1.4 million, unchanged from 2005.

Excluding the $0.3 million in classified advertising revenue directly related to Jacksonville’s hosting of the NFL’s Super Bowl in 2005, Jacksonville was up $2.5 million, or 4.1%.

St. Augustine’s classified advertising revenue was up $0.5 million, or 9.4%.

Lubbock and Amarillo were up $0.8 million, or 7.7% and $0.5 million, or 4.6%, respectively, continuing their trend. Savannah was up $0.3 million, or 2.0%, compared to a $1.0 million, or 7.7%, increase in 2005.

Kenai and Juneau, our Alaska newspapers, were together up $0.7 million, or 41.8% and 28.0%, respectively.

Augusta and Topeka were each up $0.1 million, or 0.4% and 1.1%, respectively.

Bluffton Today’s classified advertising was up $0.4 million, or 38.2%.

Classified advertising revenue from our three other daily newspapers together was up $0.5 million, or 5.2%, from 2005, with Brainerd, Conway and Athens each up almost $0.2 million.

Excluding the classified advertising revenue from our recently acquired or introduced nondaily publications, retail advertising for the nondaily publications was up $0.7 million, or 31.7%, from 2005.  Classified advertising revenue for our seven new nondaily publications was $0.2 million, up $0.2 million from 2005.

National advertising revenue from continuing operations:

Total national advertising revenue was $23.2 million, down $0.3 million, or 1.4%, from 2005, with most of our newspapers being adversely affected by lower corporate rates for a national preprint advertiser.

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

Total combined classified advertising revenue from our other nine daily newspapers was down $0.2 million, or 4.0%, from 2005 with the declines in Athens, Augusta, Lubbock, St. Augustine, Amarillo and Conway somewhat offset by the gains in Topeka and Bluffton.

Circulation revenue from continuing operations:

During 2006, circulation revenue was $58.8 million, down $1.0 million, or 1.6%, from 2005, continuing the trend at most of our newspapers.

Average daily single copies and home delivery copies remained soft, down approximately 3.1% and 2.1%, respectively.

Sunday circulation continued its trend down, with average single copy and home delivery down approximately 3.7% and 1.2%, respectively.

Other revenue from continuing operations:

Other revenue was $8.7 million, up $0.3 million, or 4.1%, from 2005.

Commercial printing revenue was $3.9 million, down $0.1 million, or 2.5%, and other online revenue was $0.9 million, down $0.6 million, or 39.1%, from 2005.

During the first quarter of 2006, we reached an agreement with the Atlanta Journal-Constitution (“AJC”) to license Skirt! magazine for the Atlanta market. We received a one-time $0.2 million license fee during the first quarter of 2006 and continue to receive royalty fees based upon the agreement.

Net operating expense from continuing operations. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2006 and 2005

(Dollars in millions)	Years ended December 31,		Percentage change
	2006	2005	2006 vs. 2005
Operating expenses
Labor and employee benefits	$144.1	$144.3	(0.1%)
Newsprint, ink and supplements	51.6	47.8	7.9%
Other operating costs	109.6	102.0	7.5%
Depreciation and amortization	19.1	19.7	(3.0%)
Total operating expenses	$324.4	$313.8	3.4%

Labor and employee benefits from continuing operations:

Excluding the incremental labor and employee benefits cost directly related to Bluffton Today and our seven new nondaily publications, our total labor and employee costs were $140.9 million, down $1.4 million, or 1.0%. Total labor and employee benefit costs from our new publications were $3.2 million, up $1.2 million from 2005.

We estimated that $0.3 million in labor and employee benefits cost for 2005 were directly related to Jacksonville’s hosting the 2005 Super Bowl.

Including all publications, salaries and wages totaled $102.0 million, up $0.8 million, or 0.8%, from 2005. Average FTE’s (or full time equivalents) were down 2.5% and our average pay rate was up 3.5%. Excluding the employees from Bluffton Today and our seven new nondaily publications, average FTE’s were down 3.5%.

Commissions and bonuses were $19.4 million, up $0.7 million, or 3.6%, from 2005, due to the increase in advertising sales.

Employee medical insurance cost was $8.2 million, down $2.0 million, or 19.5%, due to the decrease in claims experience and lower plan participants.

Compared to 2005, post retirement benefit cost was $1.6 million, up $0.3 million, or 23.6%.

Newsprint, ink and supplements cost from continuing operations:

During 2006, newsprint, ink and supplements cost was $51.6 million, up $3.8 million, or 7.9%.

Compared to 2005, total newsprint expense was $42.9 million, up $3.3 million, or 8.4%. The average price per ton of newsprint was up 7.0% and newsprint consumption was up 2.0%.

Ink expense increased $0.2 million, or 6.9%, to $2.6 million, primarily due to the increase in the consumption of color.

Supplements expense increased $0.3 million, or 4.8%, to $6.1 million.

Other operating costs from continuing operations:

Excluding the $5.0 million pre-tax gain on the sale of Savannah’s former production facility in 2005, total other operating costs, excluding depreciation and amortization, were $109.6 million, up $2.6 million, or 2.4%, from 2005. We estimated that $0.8 million in other operating costs for 2005 were directly related to Jacksonville’s hosting the 2005 Super Bowl.

Bad debt expense was $2.2 million, up $1.3 million from $0.9 million in 2005. These totals were adjusted to reflect the reversal in 2006 of the $0.7 million reserved in 2005 for a potential loss from a large advertiser’s bankruptcy filing.

Total labor and employee benefit costs from Bluffton Today and our seven new nondaily publications were $2.2 million, up $0.9 million from 2005.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $25.9 million for 2006, up $0.4 million, or 1.7%, from 2005.

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

Unrestricted cash was $4.1 million at December 31, 2007, compared with $7.0 million at December 31, 2006 and $12.5 million at December 31, 2005.

Operating activities. Net cash provided by operations was $33.1 million in 2007, down $17.1 million from $50.2 million in 2006. Net cash provided by operations in 2006, was down $1.5 million from $51.7 million in 2005.

Current assets were $72.8 million and current liabilities were $49.1 million as of December 31, 2007 as compared to current assets of $72.5 million and current liabilities of $54.5 million as of December 31, 2006

We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

Investing activities. Net cash provided by investing activities was $81.7 million for 2007. Net cash used in investing activities in 2006, was $7.9 million, an increase of $6.5 million from $14.4 million used in 2005.

On November 30, 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum. The preliminary working capital adjustment paid to us by GateHouse at the close of the transaction totaled $2.5 million.

At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange.

During 2007, we spent $11.2 million on property, plant and equipment which included $3.9 million on Savannah's new printing press. During 2006 and 2005, our capital expenditures totaled $9.9 million and $14.2 million, respectively.

For 2008, we expect our capital expenditures to be between $10 million to $15 million.

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

Also in July 2006, we entered into two license agreements and a non-compete agreement with Netlook, Inc. for Car Paper and Career Paper in order to allow us to publish the two free distribution publications and include content on our Jacksonville based newspaper Web site, Jacksonville.com. Both licenses expire on June 30, 2013 and the non-compete agreement expires in July 2008. We paid a total of $0.8 million, all in cash, for the assets.

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

Financing activities. Net cash used in financing activities was $117.6 million for 2007, an increase of $69.8 million from $47.8 million in 2006. Net cash used in financing activities was $45.0 million in 2005.

Year end debt summary:

As result of the GateHouse sale, we were required by the covenants of our Credit Agreement to utilize all of the net after-tax sales proceeds to prepay the Tranche A Term Loan. In satisfaction of this requirement, we prepaid $85 million of the $175 million outstanding on the Tranche A Term Loan immediately following the closing of the transaction. The total commitment on the Tranche A Term Loan is currently $88.9 million.

At the close of the transaction, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to potentially fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange.

Total debt was $427.9 million at December 31, 2007, down $96.1 million compared to the end of 2006, with $39.0 million outstanding on our revolving credit facility. At the end of 2007, we could borrow and use for general corporate purposes $64.8 million under the most restrictive covenants of our debt arrangements.

Total debt was $524 million at December 31, 2006, up $3.0 million compared to the end of 2005, with $49 million outstanding on our revolving credit facility.

The Tranche A term loan facility currently requires the following principal amortization with the final payment due on September 30, 2012 (dollars in thousands):

2008	$5,625
2009	10,125
2010	14,625
2011	24,750
2012	33,750

In addition, we paid $86.1 million, $0.0 million, and $4.9 million in principal amortization during the 12 months ended December 31, 2007, 2006 and 2005, respectively, on the various term loan facilities.

As of December 31, 2007 and 2006, our weighted cost of debt outstanding was approximately 6.69% and 6.68%, respectively.

Recent events

During March of 2008, we repurchased $19.1 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $10.9 million. In addition, we wrote off $0.4 million in unamortized bond fees related to the retired bonds. The pre-tax gain on these transactions was $8.4 million.

Original financing-2003:

On August 7, 2003, we refinanced substantially all of our long-term indebtedness by issuing $250 million of 7% senior subordinated notes (“Notes”) due 2013 and entered into a $400 million bank credit agreement (“2003 Credit Agreement”). In September 2003, an additional $50 million of senior subordinated notes were issued. The loss incurred on the extinguishment of the prior debt was $6.0 million during 2003.

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

 In addition, the covenants of the 2005 Bank Credit Agreement require that all payments, including regularly scheduled interest payments, on the senior subordinated notes must be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the notes indenture receives a “Payment Blockage Notice” following any other default that would permit the senior lenders to accelerate the maturity of the senior debt.

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

Refinancing of bank credit facility-2005:

On December 14, 2005, we, as borrower, entered into a Credit Agreement (“2005 Credit Agreement”) for $350 million of senior secured term and revolving credit facilities. The new credit facilities terminated and replaced our then existing $400 million credit facilities. The new credit facilities consist of a $175 million Revolving Credit Facility and a $175 million Tranche A Term Loan. The maturity date for both facilities is September 30, 2012.

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

The final payment on the new Tranche A term loan facility is due on September 30, 2012.

The new credit facility reduced our interest rate spread and also provides funds for working capital and other general corporate purposes. The debt covenants generally remained unchanged. A commitment fee on unborrowed funds available under the revolver is 0.375%.

Financial covenants amendment

On July 3, 2007, we, as borrower, entered into an Amendment No. 1 under the 2005 Credit Agreement. The 2005 Credit Agreement contains financial covenants requiring us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including us). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $0.2 million in debt issuance costs associated with this amendment was deferred and is being amortized over the life of the term loan.

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

Covenant amendment and waiver for the divestiture of assets

On November 28, 2007, we, as borrower, entered into an Amendment No. 2 and Waiver under the 2005 Credit Agreement.

The 2005 Credit Agreement contains a negative covenant prohibiting Morris Communications or any of its subsidiaries (including us) from selling or otherwise disposing of all or a substantial part of its business or property. Amendment No. 2 and Waiver waives compliance by Morris Communications with this covenant to permit the sale of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). We were required to utilize all of the after-tax net cash proceeds from the disposition to promptly prepay or reduce the commitments in the manner set forth in the 2005 Credit Agreement.

The 2005 Credit Agreement and Amendment No. 1 to the Credit Agreement also contain financial covenants requiring Morris Publishing to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and all of its subsidiaries (including us). Amendment No. 2 amends the fixed charge coverage ratio as defined in the 2005 Credit Agreement to exclude the income taxes payable on the gain from the sale of assets to GateHouse from the calculation of the ratio.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. At December 31, 2007, we had an additional $80.8 million available for future restricted payments under the notes indenture.

On June 30, 2007, March 31, 2006 and September 30, 2006, we declared and recorded $40 million, $15 million and $28 million, respectively, in dividends to Morris Communications that, in turn, utilized the distribution to reduce its loan payable to Morris Publishing.

In December 2005, we distributed as dividends various parcels of land unrelated to our newspaper operations located in Alaska and Augusta, Georgia valued at a total of $1.8 million to Morris Communications.

Loan receivable from Morris Communications:

Our indenture, with certain restrictions described in Note 9 of our financial statements, allows us to make loans to Morris Communications. The amount outstanding on the intercompany loan due from Morris Communications was $4.4 million as of December 31, 2007, offset by $30.5 million due to Morris Communications for income taxes payable on the GateHouse sale. The amount outstanding on the intercompany loan due from Morris Communications was $23.1 million as of December 31, 2006. The loan outstanding at the end of 2005 was $15.7 million. The interest-bearing portion of all loans from us to Morris Communications bears the same rate as the borrowings under our senior credit facilities.

Prior to 2005, we had reported the loan receivable from Morris Communications as a long-term asset on our balance sheets and had reported interest income related to the loan receivable in our statement of income. Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with dividends, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, commencing in 2005, we have classified the outstanding loan receivable balance as part of member’s deficiency in assets. During 2007, 2006 and 2005, we reported the $1.6 million, $2.1 million, and $1.5 million, respectively, in accrued loan receivable interest as contra equity. The average annual interest rate in 2007, 2006 and 2005 was 6.359%, 6.089% and 5.620%, respectively, on average loan balances of $23.3 million, $33.9 million and $23.7 million, respectively.

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

Item 7A--Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to the impact of interest rate fluctuations, although a large portion of our outstanding debt is at a fixed rate. See Note 6 to our consolidated financial statements for December 31, 2007, 2006 and 2005 regarding long term debt.

At December 31, 2007, the fair value of the $300 million principal amount of senior subordinated notes was approximately $217.9 million. A 100 basis point increase in market interest rates on comparable bonds (corporate bonds with similar credit risk and maturities) would decrease the fair value of the senior subordinated notes by approximately $20.5 million. Conversely, a 100 basis point decrease in market interest rates on comparable bonds would increase the fair value of these notes by approximately $25.2 million.

At December 31, 2007, the fair value of the Tranche A term loan and revolving credit facility were estimated at $88.9 million and $35.9 million, respectively. The rates on these loans are variable and fair value of these loans is not directly affected by the change in market interest rates.

Contractual obligations

At December 31, 2007 the aggregate maturities on our long term debt for the next five years and thereafter are as follows:

(dollars in thousands)		Payments due by period
	Balance at December 31, 2007	2008	2009	2010	2011	2012	Thereafter

Contractual obligations

Long term debt at variable rates:

Balance
Tranche A	$88,875	$5,625	$10,125	$14,625	$24,750	$33,750	$-
Revolving debt	39,000	-	-	-	-	39,000	-
Total	$127,875	$5,625	$10,125	$14,625	$24,750	$72,750	$-

Interest rate:	Actual rate of loans outstanding	Libor plus applicable margin at December 31, 2007
Tranche A*	6.3125%	6.3125%	6.3125%	6.3125%	6.3125%	6.3125%	0.0000%
Revolving debt*	6.3450%	6.3450%	6.3450%	6.3450%	6.3450%	6.3450%	0.0000%
Weighted average	6.3220%	6.3220%	6.3220%	6.3220%	6.3220%	6.3220%	0.0000%

Long term debt at fixed rate:
Senior subordinated indenture	$300,000	$-	$-	$-	$-	$-	$300,000
Interest rate	7.0000%	7.0000%	7.0000%	7.0000%	7.0000%	7.0000%	7.0000%

Total weighted average: (Fixed and Variable)	6.6932%	6.8037%	6.8155%	6.8337%	6.8677%	6.9220%	7.0000%

Operating leases:
Operating leases to Morris
Communications and affiliates	$2,331	$2,357	$2,423	$2,485	$2,524	$2,597	$-
Other operating leases	1,510	1,014	685	363	242	60	-
	3,841	3,371	3,108	2,848	2,766	2,657	-

Purchase Contracts:
Savannah printing press	700	700	-	-	-	-	-

Total payments due:	$432,416	$9,696	$13,233	$17,473	$27,516	$75,407	$300,000

*The interest rates for 2008 and thereafter are based on our December 31, 2007 rate.

At December 31, 2007, under our bank credit facilities, we had $88.9 million outstanding on our Tranche A term loan and $39.0 million outstanding under the $175 million revolving credit facility. The interest rates on loans under our bank credit facilities are determined with reference to a spread above the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBOR rate. The spread applicable to any borrowings under our revolving credit facility and Tranche A term loan is determined by reference to our trailing total debt to cash flow ratio. During 2007, the spread on the revolver ranged from 0.875% to 1.25% and was 1.25% at December 31, 2007. During 2007, the spread on the Tranche A term loan ranged from 0.875% to 1.25% and was 1.25% at December 31, 2007.

Because LIBOR, the federal funds rate or the JPMorgan Chase Prime Rate may increase or decrease at any time, we are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facilities. Increases in the interest rates applicable to borrowings under the bank credit facilities would result in increased interest expense and a reduction in our net income. As of December 31, 2007, the interest rate on our Tranche A term loan was 6.3125% and the interest rate on the $39 million outstanding on our revolving credit line was 6.345%, based upon a spread above LIBOR. For each 100-basis point increase in LIBOR, the annual interest expense paid on the Tranche A  $88.9 million variable rate loan would increase $0.89 million and the annual interest on the $39.0 million outstanding on our revolving credit line would increase $0.39 million (assuming the ABR would not produce a lower effective interest rate).

Under the terms of our modified senior secured credit facility, we must maintain certain levels of interest rate protection. The notional amount of the interest rate caps plus the total fixed rate debt must total at least 40% of our total debt. Listed below is this covenant calculation as of December 31, 2007:

(Dollars in thousands)	Notional/Balance
Interest rate cap	$-
Fixed rate debt	321,789
Total	321,789	(a)
Divided by total debt	$449,664	(b)
Percentage of total debt	71.56%	> 40% covenant requirement

(a) Covenant is calculated on all fixed rate debt at the parent Morris Communications level

	Senior subordinated debt	$300,000
	Airplane loan	20,000
	Where Visitor Publication debt	758
	Capital lease	1,031
	Total fixed rate debt	321,789

(b) Covenant is calculated on all variable rate debt at the parent Morris Communications level

	Tranche A term loan	88,875
	Revolving Credit Facility	39,000
	Total variable rate debt	127,875
	Total debt	$449,664

Capital Expenditures

During 2006, we made a commitment totaling $7.0 million to purchase a new printing press for our Savannah plant that was placed in production during the fall of 2007. During 2006 and 2007, we made payments against this commitment totaling $3.1 and $3.2 million, respectively. The remaining $0.7 million is due in 2008.

Newsprint

We consumed approximately 58,520 metric tones of newsprint in 2007, an expense representing 14.0% of our total operating expenses from continuing and discontinued operations. A sustained price increase or an unavailability of supply could adversely affect our profitability.

Item 8--Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To Morris Communications Company, LLC and Morris Publishing Group, LLC:

We have audited the accompanying consolidated balance sheets of the Morris Publishing Group, LLC and subsidiaries (the “Company”) (a wholly owned subsidiary of Morris Communications Company, LLC) as of December 31, 2007 and 2006 and the related consolidated statements of income, member’s deficiency in assets, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Morris Publishing Group, LLC as of December 31, 2007and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans”, on December 31, 2007.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 31, 2008

Morris Publishing Group, LLC

Consolidated balance sheets
(Dollars in thousands)	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,135	$6,964
Accounts receivable, net of allowance for doubtful accounts of $2,695 and $2,625 at December 31, 2007 and 2006, respectively	50,227	58,236
Note receivable	10,067	-
Inventories	3,092	4,030
Due from Parent	4,384	-
Deferred income taxes, net	-	2,248
Prepaid and other current assets	934	1,065
Total current assets	72,839	72,543
NET PROPERTY AND EQUIPMENT	123,809	144,117
OTHER ASSETS:
Restricted cash held in escrow	12,392	-
Goodwill	170,685	188,394
Intangible assets, net of accumulated amortization of $5,912 and $63,961 at December 31, 2007 and 2006, respectively	8,657	12,267
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $6,116 and $4,669 at December 31, 2007 and 2006, respectively	9,836	11,522
Total other assets	201,570	212,183
Total assets	$398,218	$428,843
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$7,635	$10,399
Current maturities of long-term debt	5,625	2,188
Accrued interest	9,218	9,427
Current portion of deferred taxes	688	-
Due to Morris Communications	-	1,326
Deferred revenues	13,600	16,649
Accrued employee costs	9,948	12,916
Current portion of post retirement benefits due to Morris Communications	984	-
Other accrued liabilities	1,397	1,556
Total current liabilities	49,095	54,461
LONG-TERM DEBT, less current portion	422,250	521,813
DEFERRED INCOME TAXES, less current portion	18,628	18,406
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	21,127	25,948
OTHER LONG-TERM LIABILITIES	3,592	3,750
Total liabilities	514,692	624,378
COMMITMENTS AND CONTINGENCIES (NOTE 10)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(143,712)	(172,382)
Accumulated other comprehensive income	1,179	-
Loan payable to (receivable from) Morris Communications, net	26,059	(23,153)
Total member's deficiency in assets	(116,474)	(195,535)
Total liabilities and member's deficiency in assets	$398,218	$428,843

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of income

Twelve months ended December 31,
	2007	2006	2005
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$306,694	$336,245	$326,213
Circulation	57,602	58,838	59,794
Other	10,332	8,685	8,343
Total net operating revenues	374,628	403,768	394,350
OPERATING EXPENSES:
Labor and employee benefits	143,299	144,108	144,336
Newsprint, ink and supplements	40,338	51,596	47,837
Other operating costs (excluding depreciation and amortization)	113,657	109,597	102,016
Depreciation and amortization expense	16,219	19,100	19,653
Total operating expenses	313,513	324,401	313,842
OPERATING INCOME	61,115	79,367	80,508
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	37,881	37,059	35,662
Loss on extinguishment of debt	-	-	986
Interest income	(114)	(70)	(119)
Other, net	(258)	(369)	(55)
Total other expenses, net	37,509	36,620	36,474
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	23,606	42,747	44,034
PROVISION FOR INCOME TAXES	8,993	16,840	17,053
INCOME FROM CONTINUING OPERATIONS	14,613	25,907	26,981
	-
DISCONTINUED OPERATIONS
Income from discontinued operations	7,253	7,192	7,032
Provision for income taxes	2,763	2,824	2,723
Income from discontinued operations, net of income taxes	4,490	4,368	4,309
Gain on sale of discontinued operations, net of provision for income taxes of $30,505	49,567	-	-
INCOME FROM DISCONTINUED OPERATIONS	54,057	4,368	4,309

NET INCOME	$68,670	$30,275	$31,290

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of member's deficiency in assets

(Dollars in thousands)	Member's deficit	Accumulated other comprehensive income	Loan receivable from Morris Communications, net	Total member's deficiency in assets

DECEMBER 31, 2004 -	$(189,136)	$-	$-	$(189,136)
Net income	31,290	-	-	31,290
Reclass of loan receivable from Morris Communications	-	-	(1,500)	(1,500)
Advances on loan receivable from Morris Communications	-	-	(15,966)	(15,966)
Property dividend distribution to Morris Communications	(1,811)	-	1,811	-
DECEMBER 31, 2005-	(159,657)	-	(15,655)	(175,312)
Net income	30,275	-	-	30,275
Advances on loan receivable from Morris Communications	-	-	(50,498)	(50,498)
Dividend distribution to Morris Communications	(43,000)	-	43,000	-
DECEMBER 31, 2006-	(172,382)	-	(23,153)	(195,535)
Net income	68,670	-	-	68,670
Adjustment to adopt SFAS No. 158, net of taxes	-	1,179	-	1,179
Income taxes payable on sale of discontinued operations	-	-	30,505	30,505
Advances on loan receivable from Morris Communications	-	-	(21,293)	(21,293)
Dividend distribution to Morris Communications	(40,000)	-	40,000	-
DECEMBER 31, 2007-	$(143,712)	$1,179	$26,059	$(116,474)

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of cash flows
(Dollars in thousands)	Twelve months ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$68,670	$30,275	$31,290
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,231	21,432	21,965
Deferred income taxes	2,408	(2,266)	(3,247)
Amortization of debt issuance costs	1,986	1,607	1,465
Gain on sale of fixed assets, net	(38)	(13)	(4,810)
Gain on sale of discontinued operations, net of taxes	(49,567)	-	-
Loss on extinguishment of debt	-	-	986
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	7,986	(3,276)	(687)
Inventories	938	763	(128)
Prepaids and other current assets	(99)	310	354
Other assets	(125)	(407)	(197)
Accounts payable	(2,764)	(1,965)	2,105
Income taxes payable	-	-	-
Accrued employee costs	(2,968)	(786)	1,303
Accrued interest	(209)	59	566
Due (from) to Morris Communications	(5,710)	2,713	(64)
Deferred revenues and other liabilities	(3,613)	(485)	(706)
Postretirement obligations due to Morris Communications	(1,909)	2,009	1,625
Other long-term liabilities	(158)	279	(81)
Net cash provided by operating activities	33,059	50,249	51,739
INVESTING ACTIVITIES:
Capital expenditures	(11,288)	(9,944)	(14,155)
Restricted cash (transferred to) released from escrow	(12,392)	6,780	(6,780)
Net proceeds from sale of property and equipment	949	150	6,549
Net proceeds from sale of discontinued operations	104,436	-	-
Acquisitions of businesses, net of cash acquired	-	(4,896)	-
Net cash provided by (used in) investing activities	81,705	(7,910)	(14,386)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	68,000	46,001	46,000
Repayments on revolving credit facility	(78,000)	(43,000)	-
Repayment of long-term debt	(86,125)	-	(75,000)
Payment of debt issuance costs	(175)	-	(1,838)
Advances on loan receivable from Morris Communications	(21,293)	(50,834)	(14,155)
Net cash used in financing activities	(117,593)	(47,833)	(44,993)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,829)	(5,494)	(7,640)
CASH AND CASH EQUIVALENTS, beginning of period	6,964	12,458	20,098
CASH AND CASH EQUIVALENTS, end of period	$4,135	$6,964	$12,458
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$36,104	$35,394	$33,630
Income taxes paid to Morris Communications	-	21,929	22,698
Dividends applied against loan receivable from Parent	40,000	43,000	-
Promissory note receivable from GateHouse Media, Inc.	10,000	-	-
Property dividends applied against loan receivable from Parent	-	-	1,811
See notes to consolidated financial statements.

Morris Publishing Group, LLC
Notes to consolidated financial statements
(Dollars in thousands)

1.           Nature of operations and summary of significant accounting policies

Basis of presentation and nature of operations— These accompanying consolidated financial statements of Morris Publishing Group, LLC (“Morris Publishing” or the “Company”), a wholly owned subsidiary of Morris Communications Company, LLC (“Morris Communications”, or “Parent”), furnished here reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

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

Discontinued operations— On November 30, 2007, the Company completed the sale of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse").

In accordance with Statement of Financial Accounting Standards  (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the gain from the sale of the assets, net of closing costs and the provision for income taxes, is recorded as discontinued operations in the fourth quarter of 2007. In addition, the results of operations of all newspapers, publications and businesses included in the sale to GateHouse (“GateHouse sale”) have been recorded as discontinued operations in all periods presented.

Business segments— After the GateHouse sale, the Company currently owns and operates 13 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. The Company operates in a single reporting segment, and the presentation of the Company's financial condition and performance is consistent with the way in which the Company's operations are managed.

Use of estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Deferred circulation revenue— Deferred circulation revenue arises as a normal part of business from prepaid subscription payments for newspapers and other publications. Revenue is realized in the period the publication is delivered.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value.

Long term debt.  To estimate the fair value of the Company’s debt issues, which are not quoted on an exchange, the Company used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 2007, the fair value of the $300 million principal amount of senior subordinated notes was approximately $217.9 million and the fair value of the Tranche A term loan and the revolving credit facility was estimated at $85.3 million and $35.9 million, respectively.

Cash and Cash Equivalents —Cash is stated at cost and the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no outstanding debt instruments considered to be cash equivalents at December 31, 2007.

Accounts Receivable — Accounts receivables are mostly from advertisers and newspaper subscribers. The Company extends credit and sets the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with the Company and other industry specific data. In the past, the credit limits and the management of the overall credit portfolio were decentralized, however, the Company has recently centralized this function as part of the Company’s shared services initiative.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Write-offs of uncollectible accounts receivable net of recoveries were $3,346, $1,571 and $2,176 in 2007, 2006 and 2005, respectively.

Inventories— Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented approximately 50% and 56% of the Company’s inventory at December 31, 2007 and 2006, respectively, is determined by the last in, first out method. Costs for newsprint inventory would have been $1,290 and $1,689 higher at December 31, 2007 and 2006, respectively, had the FIFO method been used for all inventories. The turnover of inventory ranges from 30 days to 60 days depending on availability and market conditions. Obsolete inventory is generally not a factor.

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

Goodwill and Intangible Assets — Intangible assets consist primarily of goodwill, advertiser and subscriber relationships, mastheads, domain names and noncompetition agreements. Mastheads have an indefinite life and are not being amortized. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill and indefinite-lived intangible assets. Intangible assets with finite lives are amortized over their estimated useful lives, which generally range from three to 20 years. Other finite-lived intangible assets, noncompetition agreements and domain names, are amortized on a straight-line basis over the terms of the related agreements or their estimated useful lives.

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

Impairment of long-lived assets— In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, other than indefinite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any unrecoverable carrying amounts are adjusted to fair value and any impairment losses are reported in the period in which the recognition criteria are first applied, based on the undiscounted cash flows. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell. No impairment losses have been recognized since adoption of this standard on January 1, 2002.

Income taxes— The Company is a single member limited liability company and is not subject to income taxes. However, the Company’s results are included in the consolidated federal income tax return of Shivers Trading & Operating Company (Morris Communications' ultimate parent corporation). Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on results of the Company. The Company and Morris Communications have entered into a formal tax sharing agreement, under which the Company is required to provide for its portion of income taxes. Under the terms of the agreement, the Company remits taxes for its current tax liability to Morris Communications. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.”  The adoption of FIN No. 48 did not impact the Company at December 31, 2007.

Member’s deficit— Member’s deficit includes the original investment in the Company by Morris Communications, accumulated income of the Company, and the distributions to and contributions from Morris Communications, including those arising from the forgiveness of the net intercompany receivables and payables between Morris Communications and the Company. Management of the Company and Morris Communications has agreed that all such intercompany amounts are deemed distributions and contributions. (See Note 9.)

Reclassification of Loan Receivable from Morris Communications—Prior to 2005, the Company had reported the loan receivable from Morris Communications (see Note 9) as a long-term asset on the Company’s balance sheets and had reported interest income related to the loan receivable in the statements of income. Based on the historical practice of the Company and Morris Communications in settling a significant portion of the outstanding loan receivable balance with dividends, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods ending December 31, 2007 and 2006.

Due from Morris Communications —Due from (to) Morris Communications represents a net short term receivable (payable) that resulted from operating activities between the Company and its Parent.

Restricted Cash Held in Escrow— The Company elected to have $12,350 of the net proceeds from the November 30, 2007 sale of the fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. Interest earned on the cash balance in the escrow account totaled $42 in 2007.

In addition, the Company elected to have the net proceeds from the sale of the Company’s former Savannah newspaper facility deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. The Parent acquired $460 and $5,280 in qualified replacement property during 2005 and 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,500 in escrow became unrestricted to the Company on the March 27, 2006 expiration date for the tax-deferred exchange.

Performance Unit Grants — During 2004, Morris Publishing executed the 2004 Morris Publishing Group Performance Unit Grant in order to grant 1,000,000 performance units to various senior executive and other business unit managers, effective as of January 1, 2004, under the terms of the Shivers Trading & Operating Company (Morris Communications’ ultimate parent company) Performance Unit Plan, dated April 1, 2004. The 2004 Performance Unit Grants expired on December 31, 2005, which was the final valuation date. Each unit was valued annually based on the net operating income of the consolidated newspaper business segment, adjusted for taxes and a 10% capital charge based on the average invested capital. The Company accrued $200 in employee bonus costs for the total value of the 1,000,000 performance unit grants at the final December 31, 2005 valuation date, with payment commencing in 2007 and years thereafter. During 2007, the Company paid $87 of the $200 accrued employee bonus costs.

Recent Accounting Pronouncements— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all on financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually).  The Company will adopt this standard as of January 1, 2009. The Company does not expect a material impact to its financial position, results of operations, or cash flows upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159, if elected, on its financial position, results of operations, and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a defined benefit plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after June 15, 2007, while the new measurement date is effective for fiscal years ending after December 15, 2008. Upon adoption of SFAS No. 158 at the December 31, 2007 measurement date, the Company’s liabilities decreased in the aggregate amount of $1,928, less the related income tax effect, and member’s deficiency in assets decreased by $1,928, less the related income tax effect.

2.           Business acquisitions and divestitures

Acquisition transaction and accounting:

In July 2006, the Company acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers acquired were The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone, all of which will enhance the Company’s presence in the Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4,405. The Company paid cash for the acquisition.

The purchase price of the acquisition was allocated to the estimated fair values of assets and liabilities acquired. The excess purchase price over the fair value of the tangible and intangible net assets was allocated to goodwill. The excess consideration over the $404 fair value of the tangible net assets was allocated to goodwill, subscriber lists and mastheads. Such allocation to goodwill, subscriber lists and mastheads were $2,360, $1,421 and $220, respectively.

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

Disposition transaction and accounting:

GateHouse sale. On November 30, 2007, the Company completed the sale of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum.

The parties to the Definitive Asset Purchase Agreement (the "Agreement") dated October 23, 2007 were the Company, MPG Allegan Property, LLC, Broadcaster Press, LLC, MPG Holland Property, LLC, The Oak Ridger, LLC, and Yankton Printing Company, as sellers, and Morris Communications, as seller guarantor, and GateHouse Media Operating, Inc., as buyer, and GateHouse, as buyer guarantor. Other than the Agreement, there are no material relationships between the Company and GateHouse or any of their respective affiliates.

The daily newspapers sold include the Dodge City (Kan.) Daily Globe, The Newton (Kan.) Kansan, The (Pittsburg, Kan.) Morning Sun, the Hillsdale (Mich.) Daily News, The Holland (Mich.) Sentinel, the Hannibal (Mo.) Courier-Post, The (Independence, Mo.) Examiner, The Grand Island (Neb.) Independent, the York (Neb.) News-Times, The Daily Ardmoreite (Okla.), The Shawnee (Okla.) News-Star, the Yankton (S.D.) Daily Press & Dakotan, The Oak Ridger (Tenn.), and the News Chief (Winter Haven, Fla.). The nondaily newspapers include La Estrella (Dodge City, Kan.), The Girard (Kan.) City Press and the Vermillion (S.D.) Plain Talk. The commercial printing operation is Flashes Publishing (Mich.), which also published The Holland Sentinel and the Flashes Shopping Guides (Mich.), related free nondaily community publications included in the sale.

The Company felt that these newspapers were not the best fit under its existing strategy. The Company felt that its full attention and capital resources should be placed on its larger markets where future growth would create greater returns on its investments. The Company is pursuing a clustering strategy in these larger markets through acquisition and development of new products and publications.

The following table summarizes the components of the gain on sale and income from discontinued operations for the eleven months ended November 30, 2007 (the date of disposition) and the year ended December 31, 2006 and 2005:

	Eleven months ended November 30,	Twelve months ended December 31,
	2007	2006	2005

Gain on sale of discontinued operations

Gross sales price	$115,000
Less: closing costs	564
Net sales proceeds	114,436

Less: carrying value of discontinued operations sold
Property and equipment, net of accumulated depreciation	15,856
Intangible assets, net of accumulated amortization	799
Goodwill	17,709
Net book value	34,364

Pre-tax gain	80,072
Less: income tax provision	30,505
Gain on sale of discontinued operations, net of income taxes	49,567

Income from discontinued operations

Operating revenue	62,499	$71,387	$70,756
Operating expense	55,246	64,195	63,724
Income	7,253	7,192	7,032
Less: provision for income taxes	2,763	2,824	2,723
Income from discontinued operations	4,490	4,368	4,309

Total income from discontinued operations	$54,057	$4,368	$4,309

The combined technology and shared services fee from the Company’s Parent and management fee charged to discontinued operations by the Company’s Parent under the management agreement totaled $4.1 million for the eleven month period ended November 30, 2007 and $4.7 million, and $4.6 million for the twelve month period ended December 31, 2006 and 2005, respectively.

During 2007, employee benefits costs from discontinued operations benefited from a $2.7 million postretirement benefit curtail gain which related to employees included in the GateHouse sale.

The following table summarizes the components of the property and equipment included in the GateHouse sale:

November 30, 2007
Land	$2,219
Buildings and improvements	17,154
Machinery and production equipment	18,066
Office equipment, fixtures and vehicles	16,813
Construction in progress	273
54,525
Less accumulated depreciation	(38,669)
$15,856

The following table summarizes the components of the intangible assets included in the GateHouse sale:

	Cost	Accumulated amortization	Net cost
November 30, 2007

Finite-lived intangible assets
Subscriber lists	$11,888	$11,514	$374
Non-compete agreements and other assets	2,310	2,310	-
Total finite-lived intangible assets	14,198	13,824	374

Indefinite-lived intangible assets
Newspaper mastheads	499	83	416
Domain names	11	2	9
Total indefinite-lived intangible assets	510	85	425

Total other intangible assets	$14,708	$13,909	$799

The goodwill and indefinite-lived intangible asset balances are allocated based on the relative fair values of the businesses being disposed of and the portion that will be retained.

3.         Sales of fixed assets

On September 28, 2005, the Company sold Savannah’s former production facility to a third party. At closing, the Company received proceeds, net of closing costs, of $7,170. This, net of $327 in clean up costs, gave the Company net proceeds from the sale of $6,843 resulting in a net pre-tax gain of $5,018. The Company elected to have the $7,170 in proceeds deposited into an escrow account in order to potentially fund other acquisitions by the Company or its Parent through a tax-deferred Section 1031 exchange. (See Note 1.)

4.           Property and equipment

Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Land	$10,866	$13,679
Buildings and improvements	100,750	108,479
Machinery and production equipment	155,078	172,724
Office equipment, fixtures and vehicles	71,468	90,280
Construction in progress	8,548	5,303
	346,710	390,465
Less accumulated depreciation	(222,901)	(246,348)
	$123,809	$144,117

Depreciation expense totaled $15,335, $15,857, and $16,404, for the years ended December 31, 2007, 2006, and 2005, respectively, with depreciation from continuing operations totaling $13,404, $13,611, and $14,179, respectively.

5.           Goodwill and other intangible assets

Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets". The estimated value of the reporting unit to which goodwill is allocated is determined using the greater of the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

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

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Goodwill	Other intangible assets

Balance at December 31, 2005	$186,034	$15,451
Additions	2,360	2,391
Amortization expense	-	(5,575)
Balance at December 31, 2006	188,394	12,267
Additions	-	85
Amortization expense	-	(2,896)
Assets sold, net	(17,709)	(799)
Balance at December 31, 2007	$170,685	$8,657

The Company recorded $2,896, $5,575 and $5,561 of amortization expense during the years ended December 31, 2007, 2006, and 2005, respectively, associated with its finite-lived intangible assets. Amortization expense from continuing operations totaled $2,816, $5,488 and $5,474 for these respective periods.

Estimated amortization expense of the Company’s finite-lived intangible assets for the next five years as of December 31, 2007 is as follows:

2008	$700
2009	681
2010	665
2011	536
2012	419

The gross carrying amounts and related accumulated amortization of the Company’s finite-lived and indefinite-lived intangible assets at December 31, 2007 and 2006 were as follows:

	Cost	Accumulated amortization	Net cost

December 31, 2007:

Finite-lived intangible assets
Subscriber lists	$9,354	$5,066	$4,288
Non-compete agreements and other assets	51	39	12
Total finite-lived intangible assets	9,405	5,105	4,300

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,568	$5,912	$8,656
* Eliminated $47,037 in fully amortized assets during 2007

December 31, 2006:

Finite-lived intangible assets
Subscriber lists	$70,579	$63,033	$7,546
Non-compete agreements and other assets	61	37	24
Total finite-lived intangible assets	70,640	63,070	7,570

Indefinite-lived intangible assets
Newspaper mastheads	5,530	874	4,656
Domain names	58	17	41
Total indefinite-lived intangible assets	5,588	891	4,697

Total other intangible assets	$76,228	$63,961	$12,267

6.         Long term debt

Year end debt summary:

As result of the GateHouse sale, the Company was required by the covenants of its current Credit Agreement to utilize all of the net after-tax sales proceeds to prepay the Tranche A Term Loan. In satisfaction of this requirement, the Company prepaid $85 million of the $175 million outstanding on the Tranche A Term Loan immediately following the closing of the transaction. At the close of the transaction, the Company repaid $10.1 million against the revolving credit facility and elected to have $12.4 million of the net proceeds deposited into an escrow account in order to potentially fund other acquisitions by the Company or its Parent through a tax-deferred Section 1031 exchange.

Total debt was $427.9 million at December 31, 2007, including $39 million outstanding on the $175 million revolving credit facility. At December 31, 2007, the interest rate on the Tranche A term loan outstanding was 6.3125% and the weighted average interest rate on the revolving credit facility was 6.345%. The weighted cost of debt outstanding was approximately 6.6932% at the end of 2007.

At the end of 2007, the Company could borrow and use for general corporate purposes $64.8 million under the most restrictive covenants of its debt arrangements.

Total debt was $524 million at December 31, 2006, including $49 million outstanding on the $175 million revolving credit facility. At December 31, 2006, the interest rate on the Tranche A term loan outstanding was 6.25% and the weighted average interest rate on the revolving credit facility was 6.25%. The weighted cost of debt outstanding was approximately 6.6794% at the end of 2006.

The Company paid $86.1 million, $0.0 million, and $4.9 million in principal amortization during years ended December 31, 2007, 2006, and 2005, respectively, on the various term loan facilities.

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

The Notes are due in 2013 with interest payments due February 1 and August 1, with the first payment being paid on February 1, 2004

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

The indenture relating to the senior subordinated notes limits the Company's ability to pay dividends to its parent, Morris Communications. See the discussion of this restrictive covenant in Note 9, “Transactions with Morris Communications.”  There are no restrictions in the 2005 Credit Agreement on the Company's ability to pay dividends to its parent, which is a guarantor of the debt under this senior credit facility.

The bank credit agreement dated August 7, 2003, consisted of a Tranche B $225,000 term loan and a $175,000 revolving credit line. The Tranche B principal payments were due each quarter commencing December 31, 2004, through December 31, 2010, with the final payment to have been due March 31, 2011. The quarterly payments were $563 with final payment being $210,938. The revolving credit loan would have terminated September 30, 2010. Borrowings under the 2003 Credit Agreement bore interest at the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR was the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate was the LIBOR rate.

The 2003 Credit Agreement required, among other things, that the Company and Morris Communications on a consolidated basis (1) maintain a debt-to-cash flow ratio not to exceed 6.00 to 1 initially and adjusting downward periodically to 5.50 to 1 on September 30, 2006, and all times thereafter; (2) maintain a fixed charge coverage ratio greater than or equal to 1.05 to 1 initially and adjusting upward to 1.15 to 1 on March 31, 2006, and all times thereafter; (3) maintain an interest coverage ratio to be greater than or equal to 2.25 to 1 initially and adjusting upward to 2.50 to 1 on September 30, 2006, and all times thereafter.

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

Refinancing of bank credit facility-2005:

On December 14, 2005, the Company, as borrower, entered into a Credit Agreement (“2005 Credit Agreement”) for $350 million of senior secured term and revolving credit facilities. The refinancing terminated and replaced the $400 million credit facilities. The new credit facilities consisted of a $175 million Revolving Credit Facility and a $175 million Tranche A Term Loan. The maturity date for both facilities is September 30, 2012, with unequal quarterly principal payments on the Tranche A Term Loan commencing on December 31, 2007.

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

The refinancing of the existing $150 million Revolving Credit Commitment resulted in an increase in borrowing capacity and was accounted for in accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line of Credit or Revolving Debt Arrangements.” Accordingly, unamortized deferred costs from the prior arrangement and the fees paid for the new credit facility were associated with the new arrangement and capitalized.

The $2,046 in fees incurred for the new credit facility were paid to different third parties and were not related to fees paid or received to extinguish the original debt instruments.

The Tranche A term loan facility requires the following principal amortization with the final payment due on September 30, 2012.

2008	$5,625
2009	10,125
2010	14,625
2011	24,750
2012	33,750

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

The loans are guaranteed by Morris Communications and substantially all of its subsidiaries. The obligations of Morris Publishing and these guarantors are secured with substantially all of the assets of the parties, with certain exceptions. The 2005 Credit Agreement contains various representations, warranties and covenants generally consistent with the old credit facilities. Financial covenants require Morris Publishing to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including Morris Publishing).

Financial covenants amendment

On July 3, 2007, the Company, as borrower, entered into an Amendment No. 1 under the 2005 Credit Agreement. The 2005 Credit Agreement contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including the Company). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $0.2 million in debt issuance costs associated with this amendment were deferred and are being amortized over the life of the term loan.

Without either an improvement in the Morris Communications consolidated financial results in 2008 or a reduction of the Company’s indebtedness, the Company is at risk of failing to meet one or more of its financial covenants as of December 31, 2008, in which event Company would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.  The Company intends to carefully monitor the consolidated financial results and to take any necessary steps to avoid default, which steps may include (i) further amendments or refinancing of the 2005 Credit Agreement, which could increase the Company’s cost of capital, or (ii) the sale or transfer of a portion of the assets within the Morris Communications consolidated group to third parties or to affiliates with the sales proceeds being used to reduce the Company’s indebtedness.

Covenant amendment and waiver for the divestiture of assets

On November 28, 2007, the Company, as borrower, entered into an Amendment No. 2 and Waiver under the 2005 Credit Agreement.

The 2005 Credit Agreement contains a negative covenant prohibiting Morris Communications or any of its subsidiaries (including the Company) from selling or otherwise disposing of all or a substantial part of its business or property. Amendment No. 2 and Waiver waives compliance by Morris Communications with this covenant to permit the Company to sell fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"), under the terms set forth in their definitive asset purchase agreement entered into on October 23, 2007. The Company was required to utilize all of the after-tax net cash proceeds from the disposition to promptly prepay or reduce the commitments in the manner set forth in the 2005 Credit Agreement.

The 2005 Credit Agreement and Amendment No. 1 to the Credit Agreement also contain financial covenants requiring the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and all of its subsidiaries (including the Company). Amendment No. 2 amends the fixed charge coverage ratio as defined in the 2005 Credit Agreement to exclude the income taxes payable on the gain from the sale of assets to GateHouse from the calculation of the ratio.

7.         Income taxes

The components of the Company’s income tax provision for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Current tax provision:
Federal	$33,647	$18,530	$19,455
State	6,175	3,399	3,568
	39,822	21,929	23,023

Deferred tax provision (benefit):
Federal	2,062	(1,914)	(2,744)
State	377	(351)	(503)
	2,439	(2,265)	(3,247)

Total income tax provision	$42,261	$19,664	$19,776

The income tax expense is included in the accompanying consolidated statement of operations as follows:

	2007	2006	2005
Continuing operations
Current federal and state	$8,474	$18,780	$19,853
Deferred federal and state	519	(1,940)	(2,800)
Tax expense	8,993	16,840	17,053

Discontinued operations
Current federal and state	31,348	3,149	3,170
Deferred federal and state	1,920	(325)	(447)
Tax expense	33,268	2,824	2,723

Total income tax expense	$42,261	$19,664	$19,776

The effective tax rate on income from continuing operations before taxes differ from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective tax rates:

	2007	2006	2005
Tax provision at statutory rate	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	3.9%	3.9%	3.9%
Domestic manufacturing deduction	0.0%	0.0%	(0.7%)
Amortization	(0.9%)	0.0%	0.0%
Tax credits (net of disallowances)	(0.1%)	0.0%	0.0%
Meals and entertainment expenses	0.2%	0.4%	0.6%
Total income tax provision	38.1%	39.4%	38.7%

The net deferred tax liabilities as of December 31, 2007 and 2006 are comprised of the following:

	2007	2006
Current deferred tax assets (liabilities):
Provision for doubtful accounts	$1,056	$1,087
Deferred gain on promissory note	(2,579)	-
Other accrued expenses	835	1,161
Total current deferred tax (liabilities) assets	(688)	2,248

Noncurrent deferred tax assets (liabilities):
Intangible assets	(11,258)	(10,033)
Depreciation and amortization	(17,833)	(20,032)
Postretirement benefits	9,351	10,093
Adoption of SFAS No. 158	(750)	-
Other accrued expenses	1,862	1,566
Total noncurrent deferred tax liabilities	(18,628)	(18,406)

Net deferred tax liability	$(19,316)	$(16,158)

Management believes that realization of its deferred tax assets is more likely than not; therefore, the Company did not record any valuation allowance against these deferred tax assets as of December 31, 2007 and 2006.

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

Based on the Company’s practice of settling a significant portion of the outstanding loan receivable balances with dividends, the Company in 2007 and 2006 classified the intercompany loan due from Morris Communications and the interest accrued and paid in 2007, 2006 and 2005 on the loan as contra equity in member’s deficit. (See Note 9)

9.         Transactions with Morris Communications

Management, Technology and Shared Services Fees —The Company receives certain services from, and has entered into certain transactions with, the Parent.

➢
Management Fee— This fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. A fee equal to the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications) is charged to the Company.

These management fees totaled $17,485, $19,013 and $18,604, for the years ended December 31, 2007, 2006 and 2005, respectively.

Management fees allocated to continuing operations totaled $14,986, $16,157 and $15,774 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has recorded this management fee within other operating costs from continuing operations in the accompanying consolidated financial statements. The remaining management fees were allocated to discontinued operations for the respective periods. The Company has not yet determined what effect the GateHouse sale will have on the management fee charged by its parent to its continuing operations.

➢
Technology and Shared Services Fee —This fee compensates Morris Communications for certain technology and shared services and is based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage.

The technology and shared services fees paid to Morris Communications totaled $10,928, $11,883 and $11,628 for the years ended December 31, 2007, 2006, and 2005, respectively.

Technology and shared services fees allocated to continuing operations totaled $9,366, $10,098 and $9,859 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has recorded this management fee within other operating costs from continuing operations in the accompanying consolidated financial statements. The remaining management fees were allocated to discontinued operations for the respective periods.

The Company believes that these fee allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been.

Employees’ 401(k) Plan —The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $4,121, $4,275 and $4,183 for the years ended December 31, 2007, 2006 and 2005, respectively.

Retiree Health Care Benefits — The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement health benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, net of the related contributions recorded were $752, $1,558 and $2,008 for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, the Company reported a pre-tax curtail gain of $2.7 million in 2007 which was related to the plan participants employed by the newspapers, commercial printing business and related publications included in the GateHouse sale. The Company’s post retirement liability decreased by this amount and the income from discontinued operations increased by this amount.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount, were $24,039 and $25,948 as of December 31, 2007 and 2006, respectively.

Upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at the December 31, 2007 measurement date, the Company’s post retirement liability decreased in the aggregate amount of $1,929 and member’s deficiency in assets decreased by $1,929, less the $750 income tax effect.

The principal assumptions used in determining postretirement benefit obligations for the Company’s plan as of December 31, 2007 and 2006 are as follows:

	2007	2006
Discount rate	6.48%	5.75%
Health care cost increase rate:
Following year	10.00%	11.00%
Decreasing to at the end of 2012	5.00%	5.00%

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in 2007 would have increased the benefit obligation as of December 31, 2007, by $1,756 and the aggregate of benefits earned and interest components of 2007 net postretirement benefit expense by $163. Decreasing the assumed health care cost trend rate by 1% in 2007 would have decreased the benefit obligation as of December 31, 2007 by $1,666 and the aggregate of benefits earned and interest components of 2007 net postretirement benefit expense by $154.

The following is an estimate of the Company’s future benefit payments:

2008	$984
2009	1,094
2010	1,219
2011	1,296
2012	1,369
Years 2013-2017	7,883

The following is a reconciliation of the benefit obligation and accrued benefit cost for which the Company is separately liable for as of and for the years ended December 31, 2007 and 2006:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$24,932	$32,220
Service costs	514	670
Interest costs	1,409	1,742
Participant contributions	514	497
Curtailment gain	(2,661)	-
Actuarial loss	(912)	(8,959)
Medicare Part D refund	-	-
Benefit payments	(1,685)	(1,238)
Benefit obligation at end of year	$22,111	$24,932

Reconciliation of funded status to total liability
Funded status	$(22,111)	$(24,932)
Unrecognized net actuarial gain	N/A	(1,016)
Net amount recognized in balance sheet	$(22,111)	$(25,948)

Components of net periodic benefit cost before reflecting Medicare Part D Subsidy:
Service cost	$514	$670
Interest cost	1,409	1,742
Amortization of prior service cost	-	338
Net periodic benefit cost	$1,923	$2,750

Health and Disability Plan —The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expense allocated to the Company, based on total headcount, was $13,522, $10,241 and $12,938 for the years ended December 31, 2007, 2006 and 2005, respectively. The portion of these expenses allocated to continuing operations totaled $10,671, $10,159 and $10,005 for these respective periods.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, was $2,403, $2,076, and $3,108 as of December 31, 2007, 2006 and 2005, respectively.

Workers’ Compensation Expense —The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, was $2,370, $2,801 and $2,892 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

January to May	LIBOR +	0.875%
June to August	LIBOR +	1.000%
September to December	LIBOR +	1.250%

The amount outstanding on the intercompany loan due from Morris Communications was $4,446 as of December 31, 2007, offset by $30,505 due to Morris Communications for income taxes payable on the GateHouse sale. The amount outstanding on the intercompany loan due from Morris Communications was $23,153 as of December 31, 2006. The interest accrued on the loans to Morris Communications for the year ended December 31, 2007, 2006 and 2005 was $1,551, $2,095 and $1,484, respectively, on average loan balances of $23.3 million, $33.9 million, and $23.7 million, respectively. The average annual interest rates were 6.359%, 6.089% and 5.620%, for the 12 month periods ended December 31, 2007, 2006 and 2005, respectively.

During 2005, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficiency in assets, given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods ended December 31, 2007 and 2006. (See Note 1.)

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

On June 30, 2007, the Company declared and recorded a $40 million dividend to Morris Communications.

On March 31, 2006 and September 30, 2006, the Company declared and recorded $15 million and $28 million in dividends, respectively, to Morris Communications.

In December 2006, the Company declared and distributed a $1,811 property dividend of certain land unrelated to its business operations in Alaska and Augusta, Georgia to Morris Communications.

Morris Communications utilized all of these dividend distributions to reduce its loan receivable from Morris Publishing.

At December 31, 2007, the Company had an additional $80.8 million available for future restricted payments under the credit indenture.

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

On February 21, 2006, the Company entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building shall be $980 or a monthly rate of $82. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. Beginning on January 1, 2006 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) three percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year. The lessor is an entity indirectly owned by three of the Company’s directors, William S. Morris IV, J. Tyler Morris and Susie M. Baker.

The annual lease payment schedule on the Savannah production and administrative facility is as follows:

(Dollars in thousands)	Production facility	Administrative facility	Total annual payment

2005	$1,155	$980	$2,135
2006	1,201	1,009	2,210
2007	1,226	1,030	2,256
2008	1,259	1,059	2,318

During 2007, the Company entered into a 34 month operating lease for a zone office in Nassau County, Florida, with the Company being required to make equal monthly payments of $3. The lessor is an entity indirectly owned by three of the Company’s directors, William S. Morris IV, J. Tyler Morris and Susie M. Baker.

The Company leases certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2012. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2007 are as follows:

(Dollars in thousands)	Operating leases to Morris Communications and affiliates	Other Operating Leases	Total
2008	$2,357	$1,014	$3,371
2009	2,423	685	3,108
2010	2,485	363	2,848
2011	2,524	242	2,766
2012	2,597	60	2,657

Total rent expense under operating leases was approximately $3,848, $4,212 and $4,833 for the years ended December 31, 2007, 2006 and 2005, respectively.

During 2006, the Company made a commitment totaling $7,000 to purchase a new printing press for its Savannah plant that was placed in production during the fall of 2007. During 2006 and 2007, the Company made payments against this commitment totaling $3,100 and $3,200, respectively. The remaining $700 is due in 2008.

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

The following table summarizes the Company’s quarterly results of operations from continuing and discontinued operations:

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	2007
Total net operating revenues	$91,774	$95,590	$92,241	$95,023
Total operating expenses	81,156	79,452	76,434	76,471
Operating income from continuing operations	10,618	16,138	15,807	18,552
Other expenses, net	9,275	9,392	9,538	9,304
Income from continuing operations before taxes	1,343	6,746	6,269	9,248
Income tax provision from continuing operations	611	2,715	2,357	3,310
Income from continuing operations	732	4,031	3,912	5,938

Income from discontinued operations, net of income tax provision	56	917	1,048	2,469
Gain on sale of businesses, net of income tax provision	-	-	-	49,567
Income from discontinued operations	56	917	1,048	52,036

Net income	$788	$4,948	$4,960	$57,974

	2006
Total net operating revenues	$96,702	$101,896	$99,910	$105,260
Total operating expenses	80,086	79,619	81,110	83,586
Operating income from continuing operations	16,616	22,277	18,800	21,674
Other expenses, net	8,923	9,130	9,329	9,238
Income from continuing operations before taxes	7,693	13,147	9,471	12,436
Income tax provision from continuing operations	3,090	4,957	3,556	5,237
Income from continuing operations	4,603	8,190	5,915	7,199

Income from discontinued operations, net of income tax provision	733	1,530	994	1,111

Net income	$5,336	$9,720	$6,909	$8,310

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A--Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Morris Publishing Group (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B—Other Information

None

Part III

Item 10--Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Years in newspaper industry	Title
William S. Morris III	73	51	Chairman of the Board of Directors
William S. Morris IV	48	18	CEO, President and Director
Craig S. Mitchell	49	14	Director, Senior Vice President—Finance, Secretary and Treasurer
Carl N. Cannon	64	43	Executive Vice President (retired from Morris Publishing Group on December 31, 2007)
James C. Currow	64	44	Executive Vice President
Steve K. Stone	55	28	Senior Vice President—Chief Financial Officer
Susie Morris Baker	40	15	Director
J. Tyler Morris	45	19	Director
Mary E. Morris	74	12	Director

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

Carl N. Cannon—Mr. Cannon became executive vice president in November 2003 and served as vice president-newspapers with responsibility for our Florida publishing group, including The Florida Times-Union, our largest publication, since 1990. Mr. Cannon stepped down as executive vice president and publisher at the end of 2007 and will retire from Morris Communications Company in August 2008.

Mr. Cannon, a native of Vidalia, Ga., began his career with Morris Communications in 1965 as an advertising sales representative at The Augusta Chronicle after graduating from the Henry W. Grady School of Journalism at the University of Georgia.

He was retail advertising manager at the Chronicle in 1972, when he was promoted to advertising director of the Lubbock (Texas) Avalanche-Journal. In January 1983 he became general manager of the Amarillo (Texas) Globe-News. In July 1988 he was named Western Group newspaper manager on the corporate staff of Morris Publishing.

James C. Currow—Mr. Currow was named executive vice president-newspapers in 2002, with responsibility for the metro newspapers outside Florida, the western group community newspapers and the eastern group community newspapers. Upon Mr. Cannon’s retirement on December 31, 2007, he became responsible for all Morris Publishing Group’s newspapers and related publications and began serving as the interim publisher of The Florida Times-Union until a new publisher is named.

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

In the past, he has served as senior vice president and chief marketing officer of the Newspaper Association of America and also served on the Board of the Newspaper Association of America, chairing the Marketing Committee and serving on the Executive Committee. Mr. Currow holds a B.S. degree in management from Charleston Southern University and is a 1992 graduate of the Harvard Business School Advanced Management Program.

Steve K. Stone— Mr. Stone became senior vice president in November 2003 and has served as our vice president and chief financial officer-newspapers and has been the head of MStar Solutions, LLC, the Morris Communications subsidiary operating the Shared Services Center, since 2002. Mr. Stone has 28 years experience in the newspaper industry and prior to joining us in 2002, Mr. Stone was Assistant Vice President/Shared Services for Knight Ridder, Inc. He has also served as Vice President/Chief Financial Officer for The Charlotte Observer, Director of Finance/Controller for The Miami Herald, and held various financial positions at the San Jose Mercury News, Columbus Ledger-Inquirer and The Wichita Eagle Beacon. Mr. Stone holds a BBA degree from Southwestern College.

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

Executive Vice Presidents

Our only other executive officers are our two Executive Vice Presidents (“EVPs") charged with the operations of our newspaper business and are our only executive officers paid by us. Thus, the remainder of this “Compensation Discussion and Analysis” will focus on the compensation of these two EVPs.

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

The annual cash incentive bonus for a fiscal year is typically paid in the first quarter of the fiscal year following such fiscal year, when financial statements for such fiscal year become available for both the Company and other publicly-traded newspaper companies. For example, the Company paid the two executive vice presidents their 2007 cash incentive bonus in March 2008.

EVP compensation for 2007 primarily consisted of (i) annual cash base salary, and (ii) annual cash incentive bonus. Compensation in 2007 also included benefits and other perquisites, such as 401(k) plan matching, payment of health and welfare plan premiums, employer contributions and earnings under Morris Communications deferred compensation plan and imputed income for use of company vehicle. Our EVPs (and certain other employees) may elect to defer a portion of their salary under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future.

For Mr. Cannon, a significant part of his 2007 compensation consisted of the annual $200,000 credit to his non-qualified deferred compensation account pursuant to his 1999 Deferred Compensation Agreement, plus credit for $15,443 of deemed earnings on this account. Mr. Cannon will not be fully vested in this account until age 65, or upon his earlier death or disability. This Deferred Compensation Agreement had been designed to reward Mr. Cannon for over 30 years of service to Morris and to retain Mr. Cannon’s services and loyalty until his retirement. Mr. Cannon retired from Company at the end of 2007.

Our Board of Directors does not maintain a compensation committee, and the functions of a compensation committee are performed by our Chairman and our Chief Executive Officer. The Chairman and our Chief Executive Officer make the decisions each year regarding executive compensation, including annual base salaries, bonus awards and performance unit grants. With respect to our two EVPs, the Chairman and the Chief Executive Officer set each Executive Officer’s base salary and cash bonus based on criteria previously described. They do not base their decisions on any income, revenue, cash flow or other financial targets, or any other pre-determined formulae. For 2007, they determined the base salary amounts and bonuses for each of these two EVPs based on their assessment of each officer’s individual performance and current level of compensation.

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

Components and Criteria of Executive Compensation

Fiscal year 2007 compensation

Base salary. For 2007, the base salary of each of our Named Executive Officers was based on the review of our chairman and chief executive officer and the following:

-An assessment of the scope of the EVP’s responsibilities and leadership;
-The EVP’s expertise and experience within the industry
-The competitive market compensation paid to executive officers in similar positions at public newspapers that are our peers, both by industry segment (newspaper publishing) and size (enterprise value).

-Our overall financial and business performance, and
-The EVP’s contributions to the company.

The 2007 annual base salaries for the EVPs are provided in the Summary Compensation Table further below.

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

Performance Unit Grants. In 2004, we issued performance units to the EVPs and various other business unit managers under the terms of various Shivers Trading & Operating Company (Morris Communications’ ultimate parent company) Performance Unit Plans. These performance units were intended to compensate the Company’s senior executives and other business unit managers for achieving our annual financial goals at the corporate level. Each unit typically was valued annually based on the increase in net operating income of the consolidated newspaper segment, adjusted for taxes and a capital charge based on the average invested capital. These performance units were valued at the end of 2005 and each of our two EVPs will receive cash payments totaling $12,830 for their units. These payments were deferred, with the first payments being made in 2007. We did not choose to issue new units for 2006 or beyond, instead emphasizing the other components of compensation.

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

Elective Deferred Compensation Plan- We permit the EVPs to elect to defer a portion of their salaries under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future. Neither EVP elected to defer any portion of his 2007 salary under this Plan, but Mr. Currow was credited with earnings on his prior deferral amounts.

Cannon non-qualified Deferred Compensation Plan- In 2007, we continued crediting Mr. Cannon’s non-qualified unfunded deferred compensation account with a new annual $200,000 accrual, plus deemed earnings on all amounts deferred under the plan since 1999, in accordance with the terms of the plan.

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

Summary Compensation Table. The following table sets forth all compensation from Morris Publishing awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2007 for our principal executive officer and principal financial officer. (Note that the services of these officers were provided to us by our parent, Morris Communications, pursuant to our management agreement.)

Name and principal position	Year	Total Compensation From Registrant

William S. Morris IV	2007	$-
President and CEO	2006	-
(principal executive officer)	2005	-

Steve K. Stone	2007	-
Senior Vice President - CFO	2006	-
(principal financial officer)	2005	$-

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2007 for our two executive officers who received compensation from Morris Publishing in 2007:

(Actual dollars)
Name and principal position	Year	Salary	Bonus	Performance unit grants earned (c)	401(k) registrant contribution	Non-qualified deferred compensation contribution	Non-qualified deferred compensation earnings (d)	All other compensation		Total

Carl N. Cannon	2007	$800,000	$122,997	$ -	$11,250	$200,000	$15,443	$36,111	(a)	$1,185,801
Executive Vice President	2006	800,000	45,428	-	11,000	200,000	230,634	36,111	(a)	1,323,173
	2005	800,000	69,875	12,830	10,500	-	271,765	35,481	(a)	1,200,451

James C. Currow	2007	800,000	111,500	-	11,250	-	18,721	29,454	(a)	970,925
Executive Vice President	2006	800,000	97,876	-	11,000	-	17,536	29,454	(a)	955,866
	2005	800,000	86,705	12,830	10,500	-	5,361	28,824	(b)	944,220

(a)
Includes imputed income for use of company vehicle in the amount of $17,703, $17,703, and $17,703 for 2007, 2006 and 2005, respectively, for the participation in the executive medical reimbursement plan in the amounts of $9,848, $9,848 and $9,218 for 2007 and 2006 and 2005, respectively, and for the payment of club dues of $8,560, $8,560 and $8,560 for 2007, 2006 and 2005, respectively.

(b)
Includes imputed income for use of company vehicle in the amount of $19,606, $19,606 and $19,606 for 2007, 2006 and 2005, respectively, and for the participation in the executive medical reimbursement plan in the amounts of $9,848, $9,848 and $9,218 for 2007, 2006 and 2005, respectively.

(c)	The performance unit grants were non-equity incentive plan contributions, as described in the narrative discussion above. No payments on these performance unit grants were made until 2007.

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

Non-qualified Deferred Compensation Table. The following table sets forth the Company contributions, the aggregate earnings and withdrawals and the aggregate balance of the non-qualified deferred compensation plan for the year ended December 31, 2007 for our Executive Vice Presidents who received compensation from Morris Publishing in 2007.

Name and principal position	Registrant contributions in 2007 (a)	Aggregate earnings in 2007 (a)	Aggregate withdrawals/distributions	Aggregate balance at December 31, 2007
Carl N. Cannon-Executive Vice President	$200,000	$14,585	$-	$2,018,697

(a)	These amounts are included in full in the Summary Compensation Table above.

Deferred Compensation Plan for Deferrals Table. The following table sets forth the executive contributions, the aggregate earnings and withdrawals and the aggregate balance of the deferred compensation plan for deferrals for the year ended December 31, 2007 for our Executive Vice Presidents who received compensation from Morris Publishing in 2007.

Name and principal position	Executive contributions in 2007 (a)	Aggregate earnings in 2007 (a)	Aggregate withdrawals/distributions	Aggregate balance at December 31, 2007
James C. Currow-Executive Vice President	$-	$18,721	$-	$189,285

(a)	These amounts are included in full in the Summary Compensation Table above.

Deferred Performance Unit Grant Compensation Table.  Mr. Cannon elected to defer a portion of his $12,830 performance unit grant award from 2005. The following table sets forth his deferral, the aggregate earnings and withdrawals and the aggregate balance of his non-qualified deferred performance unit grant award for the year ended December 31, 2007. The $858 in aggregate earnings in 2007 was included with the $14,585 in aggregate earnings from Mr. Cannon’s non-qualified deferred compensation plan in the Summary Compensation Table above.

Name and principal position	Registrant contributions in 2007 (a)	Aggregate earnings in 2007 (a)	Aggregate withdrawals/distributions	Aggregate balance at December 31, 2007
Carl N. Cannon-Executive Vice President	$10,264	$858	$-	$11,122

Fiscal year 2008 compensation

Base salary. For 2008, the annual base salary of our Executive Vice President remained the same as in 2007.

Annual cash incentive bonus. For 2008, the Company retained the overall structure of the 2007 annual incentive bonus for the Executive Vice President.

Performance Unit Grants. The Company has not issued any new performance units.

Employment and/or severance agreements

Morris Publishing has no employment or severance agreements with its executive officers. We have designed our incentive and compensation programs to retain key employees, but no such programs obligate any employee to continue to work for us, nor commit Morris Publishing to continue to employ any officer. Mr. Cannon did not forfeit any portion of his non-qualified deferred compensation account upon retirement.

Compensation of directors

Our directors received no compensation for their services as such in 2007, 2006 and 2005.

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

During 2007, there was no interlocking relationship between our Board of Directors and the board of directors or compensation committee of any other company.

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

We receive certain services from, and have entered into certain transactions with, Morris Communications. Costs of the services that have been allocated to us are based on actual direct costs incurred or on Morris Communications’ estimate of the proportion of expenses incurred by Morris Communications that related to the services provided to us. Morris Communications made the allocations based on usage or other factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to us. We believe that these allocations have been made on a reasonable basis, and approximate all of the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services from third parties would have been. The management fee and the technology and shared services fee aggregated $30.2 million for the year ended December 31, 2005; $30.9 million for the year ended December 31, 2006 and $28.4 million for the year ended December 31, 2007. These fees do not include other transactions or shared expenses between Morris Publishing, on the one hand, and Morris Communications and its other subsidiaries, on the other hand, including cash management, employer 401(k) contributions, workers’ compensation expense and intercompany borrowings. See Notes 1 and 9 to Notes to Consolidated Financial Statements for December 31, 2007, 2006 and 2005.

We will continue to be managed by Morris Communications pursuant to a management agreement and as compensation for these services, Morris Communications will be entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). These corporate allocation expenses totaled $17.5 million; $19.0 million and $18.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, and were based on 4% of annual total net operating revenues.

In addition, as part of the initiatives to move to a shared services concept, our parent created MStar Solutions, LLC, an organization that provides savings and cost efficiencies by leveraging purchasing power; centralizing, standardizing and simplifying back office and administrative procedures; creating and implementing an advanced business platform, and leveraging the technology platform. Prior to 2005, we paid our allocable share (based upon usage) of the actual costs of operations of MStar Solutions. In the first quarter 2005, the services agreement was amended, retroactive to January 1, 2005, allocating the costs based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage. These technology and shared services expenses allocated by Morris Communications to the Company totaled $10.9 million, $11.9 million and $11.6 million for the years ended December 31, 2007, 2006, and 2005, respectively, and were based on 2.5% of annual total net operating revenues.

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

In December 2002, we sold our then recently completed facility in Savannah, Georgia to an affiliated party and entered into a 10-year operating lease expiring on December 31, 2012. We are required to make equal monthly payments of $92,000 beginning January 1, 2003, and continuing on the first date of each subsequent month during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) four percent, and (ii) the percentage increase in the Consumer Price Index for the preceding calendar year. The monthly rent for the years 2005 through 2008 was or will be as follows:

The annual lease payment schedule on the Savannah production and administrative facility is as follows:

(Dollars in thousands)	Production facility	Administrative facility	Total annual payment

2005	$1,155	$980	$2,135
2006	1,201	1,009	2,210
2007	1,226	1,030	2,256
2008	1,259	1,059	2,318

On February 21, 2005, we entered into an amendment with respect to its lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building is $980,000 or a monthly rate of $81,666.67. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. The lessor is an entity indirectly owned primarily by three of our directors, William S. Morris IV, J. Tyler Morris and Susie M. Baker.

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

On September 28, 2005, we sold Savannah’s former production facility to a third party for $6.4 million, net of closing and environment remediation costs, resulting in a net pre-tax gain of $5.0 million. We elected to have the proceeds deposited into an escrow account in order to fund other acquisitions by our Parent through a tax-deferred Section 1031 exchange. Our parent identified and acquired $400 thousand and $5.3 million in qualified replacement property during 2005 and 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.5 million in escrow became unrestricted cash at March 27, 2006, the expiration date for the tax-deferred exchange.

During 2007, we entered into a 34 month operating lease for a zone office in Nassau County, Florida, with us being required to make equal monthly payments of $3 thousand. The lessor is an entity indirectly owned by three of our directors, William S. Morris IV, J. Tyler Morris and Susie M. Baker.

On November 30, 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum. At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by us or our parent through a tax-deferred Section 1031 exchange.

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

Item 14. Principal Accountant Fees and Services.

Fees for all services provided by Deloitte & Touche LLP for fiscal years 2007 and 2006 are as follows: (in dollars)

Audit fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports provided to note holders for 2007 and 2006 were approximately $335,000 and $322,500, respectively.

Audit related fees. There were no professional services rendered by Deloitte & Touche LLP in connection with assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for 2007 and 2006.

Tax fees. Deloitte & Touche LLP did not bill us directly for tax services in 2007 or 2006, as we did not file income tax returns separate from our ultimate corporate parent. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche LLP in connection with tax compliance, tax advice, and tax planning in 2007 and 2006 were approximately $57,500 and $41,500, respectively. None of the amounts billed in 2007 and 2006 were allocated to us, but were provided by Morris Communications under our Management Agreement.

All other fees. Deloitte & Touche LLP did not bill us directly for other services in 2007 or 2006, but billed our ultimate corporate parent for services related to employee benefit plans covering our corporate parent’s employees, including our employees. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche LLP in connection with its employee benefit plans in 2007 and 2006 were approximately $16,500 and $16,500, respectively. None of the amounts billed in 2007 and 2006 were allocated to us, but were provided by Morris Communications under our Management Agreement.

During 2005, we established an audit committee to perform all functions with respect to our audit under sections 204 and 301 of the Sarbanes Oxley Act. The audit committee has no independent representation and consists of William S. Morris IV, the Company’s Chief Executive Officer, and Craig S. Mitchell and Steve K. Stone, both Senior Vice Presidents of the Parent.

In 2007 and 2006, the audit committee had no pre-approval policies and procedures described in paragraph(c) (7) (i) of Rule 2-01 of Regulation S-X.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Articles of Organization of Morris Publishing Group, LLC (originally named MCC Newspapers, LLC), including Amendment to Articles of Organization (changing name to Morris Publishing Group, LLC). (1)
3.2	Limited Liability Company Operating Agreement of Morris Publishing Group, LLC (formerly known as MCC Newspapers, LLC). (1)
3.3	Articles of Incorporation of Morris Publishing Finance Co.
3.4	By-Laws of Morris Publishing Finance Co. (1)
4.1	Indenture relating to the 7% Senior Subordinated Notes due 2013 of Registrants, dated as of August 7, 2003. (1)
4.2
Registration Rights Agreement, dated as of August 7, 2003, among Registrants and J.P. Morgan Securities, Inc. acting as representative for the Initial Purchasers of $250 million aggregate principal amount of 7% Senior Subordinated Notes due 2013. (1)

4.3
Registration Rights Agreement, dated as of September 24, 2003, among Registrants and J.P. Morgan Securities, Inc. as the initial purchaser of $50 million aggregate principal amount of 7% Senior Subordinated Notes due 2013. (1)

4.4	Form of Registrants’ 7% Senior Subordinated Notes due 2013, Series B. (2)
10.1	Management and Services Agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated as of August 7, 2003. (1)
10.2	Tax Consolidation Agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and Shivers Trading & Operating Company dated as of August 7, 2003. (1)
10.3
Lease dated December 31, 2002 for Savannah newspaper production facility between Morris Communications Company, LLC (assigned to Morris Publishing Group, LLC) and Savannah Chatham Parkway, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. (1)

10.4	Deferred Compensation Agreement dated July 7, 1999 between Carl N. Cannon and Morris Communications Corporation (subsequently assumed by Morris Publishing Group, LLC). (1)
10.5	Trust Under Morris Communications Corporation Deferred Compensation Plan dated July 7, 1999. (1)
10.6	Morris Communications Company, LLC Deferred Compensation Plan For Deferrals. (1)
10.7
First Lease Amendment executed February 21, 2005, effective November 1, 2004, amending the Lease dated December 31, 2002 for Savannah newspaper facilities between Morris Publishing Group, LLC and Savannah Chatham Parkway Property, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. (3)

10.8	First Amendment to Management and Services Agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated February 24, 2005. (3)
10.9	Shivers Trading and Operating Performance Unit Plan. (4)
10.10
Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities. (5)

10.11
Amendment No. 1 dated July 3, 2007 to Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities. (6)

10.12
Amendment No. 2 and Waiver dated November 28, 2007 to Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities. (7)

10.13
Asset Purchase Agreement dated October 23, 2007 regarding the sale of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and related publications to GateHouse Media, Inc. (8)

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Morris Publishing Group, LLC
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to the Registration Statement on Form S-4 of Morris Publishing Group filed with the SEC on January 26, 2004 and incorporated herein by reference.

(2) Filed as an exhibit to the Registration Statement on Form S-4/A of Morris Publishing Group filed with the SEC on April 23, 2004.

(3) Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on February 25, 2005.

(4) Filed as an exhibit to the Form 10-K of Morris Publishing Group filed with the SEC on March 31, 2005.

(5) Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on December 15, 2005.

(6) Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on July 6, 2007.

(7) Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on December 4, 2007.

(8) Filed as an exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on November 14, 2007.

(c) Financial Statement Schedule-Valuation and Qualifying Accounts

Schedule II
		Additions
	Balances at	Charged to		Balances
	Beginning	Costs and		at End of
(Dollars in thousands)	of Period	Expenses	Deductions*	Period

Year Ended December 31, 2007
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,625	$3,923	$3,853	$2,695
Year Ended December 31, 2006
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,227	$1,969	$1,571	$2,625
Year Ended December 31, 2005
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,981	$1,422	$2,176	$2,227

*Represents $3,346 uncollectible accounts written off, net of recoveries and dispositions and $507 estimated reductions due to GateHouse sale.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC
Morris Publishing Finance Co.

By:           /s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer
(of both entities)

Date:           March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title (for both registrants)	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	3/31/08
/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	3/31/08
/s/ William S. Morris III	Director (Chairman)	3/31/08
/s/ Mary S. Morris	Director	3/31/08
/s/ J.Tyler Morris	Director	3/31/08
/s/ Susie M. Baker	Director	3/31/08
/s/ Craig S. Mitchell	Director	3/31/08

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