Form 10-Q
period 2009-03-31
MORRIS PUBLISHING GROUP LLC; MORRIS PUBLISHING FINANCE CO
filed 2009-05-14
CIK 1276477, 1276476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-112246

Morris Publishing Group, LLC
Morris Publishing Finance Co.*
(Exact name of Registrants as specified in their charters)

Georgia	26-2569462
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street	30901
Augusta, Georgia	(Zip Code)
(Address of principal executive offices)

(706) 724-0851
(Registrants’ Telephone Number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Smaller Reporting Company ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Throughout the year 2008, Morris Publishing Group, LLC was a wholly owned subsidiary of Morris Communications Company, LLC (“Morris Communications”), a privately held media company. On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation, both subject to the existing pledges of the membership interests of Morris Publishing Group, LLC and Morris Communications to the administrative agent for the lenders under the Credit Agreement dated December 14, 2005 (the “Credit Agreement”). Subsequent to the reorganization, (i) Morris Publishing Group, LLC remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing Group, LLC, but is no longer its parent.

In this report, Morris Publishing Group, LLC is considered as and will be referred to as a wholly owned subsidiary of MPG Holdings, a subsidiary of Shivers. “Morris Publishing,” “we,” “us” “Company” and “our” refer to Morris Publishing Group, LLC and its subsidiaries and “parent” refers to Shivers. Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under the Credit Agreement.

Morris Publishing Finance Co., a wholly owned subsidiary of Morris Publishing, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003, in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues.

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as other risks and factors identified from time to time in other SEC filings.

-ii-

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	March 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,148	$4,782
Accounts receivable, net of allowance for doubtful accounts of $1,698 and $1,823
at March 31, 2009 and December 31, 2008, respectively	27,115	36,975
Note receivable, net of loss reserve of $11,538 at March 31, 2009	-	11,538
Inventories	2,499	2,706
Assets held for sale	2,025	2,025
Current portion of deferred income taxes	730	-
Income taxes receivable	3,305	-
Prepaid and other current assets	2,778	903
Total current assets	52,600	58,929
NET PROPERTY AND EQUIPMENT	102,906	105,623
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $6,626 and $6,453 at March 31, 2009
and December 31, 2008, respectively	7,784	7,956
Deferred loan costs and other assets, net of accumulated amortization of loan costs of
$7,526 and $6,822 at March 31, 2009 and December 31, 2008, respectively	6,760	7,184
Total other assets	14,544	15,140
Total assets	$170,050	$179,692
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$6,116	$5,496
Long-term debt-current (Note 6)	419,478	411,728
Accrued interest	13,212	8,297
Current portion of deferred income taxes	-	1,326
Due to Morris Communications	3,108	1,772
Deferred revenues	13,796	13,133
Accrued employee costs	4,715	8,252
Other accrued liabilities	1,703	1,153
Total current liabilities	462,128	451,157
DEFERRED INCOME TAXES, less current portion	11,352	13,568
OTHER LONG-TERM LIABILITIES	2,861	2,882
Total liabilities	476,341	467,607
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(288,281)	(275,705)
Loan receivable from Morris Communications, net	(18,010)	(12,210)
Total member's deficiency in assets	(306,291)	(287,915)
Total liabilities and member's deficiency in assets	$170,050	$179,692

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of operations

Three months ended March 31,
	2009	2008
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$46,244	$65,317
Circulation	15,919	14,713
Other	2,051	2,678
Total net operating revenues	64,214	82,708
OPERATING EXPENSES:
Labor and employee benefits	27,241	34,411
Newsprint, ink and supplements	7,436	9,143
Other operating costs (excluding depreciation and amortization)	25,007	28,020
Debt restructuring costs	2,868	-
Depreciation and amortization expense	3,119	3,524
Total operating expenses	65,671	75,098
OPERATING (LOSS) INCOME	(1,457)	7,610
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	7,435	8,022
Gains on repurchases of debt	-	(8,411)
Reserve for note receivable	11,538	-
Interest income	(229)	(186)
Other, net	(48)	(31)
Total other expense (income), net	18,696	(606)
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(20,153)	8,216
(BENEFIT) PROVISION FOR INCOME TAXES	(7,577)	2,571
NET (LOSS) INCOME	$(12,576)	$5,645

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

Three months ended March 31,

(Dollars in thousands)	2009	2008

OPERATING ACTIVITIES:
Net (loss) income	$(12,576)	$5,645
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	3,119	3,524
Deferred income taxes	(4,272)	(116)
Amortization of debt issuance costs	1,165	679
Write-off of deferred loan costs	199	-
Reserve on note receivable	11,538	-
(Gain) loss on sale of fixed assets, net	(8)	1
Gains on repurchases of debt	-	(8,411)
Changes in assets and liabilities
Accounts receivable	9,859	7,580
Inventories	207	(52)
Prepaids and other current assets	(1,875)	(48)
Other assets	(209)	(253)
Accounts payable	620	(1,532)
Income taxes receivable	(3,305)	-
Accrued employee costs	(3,537)	(2,760)
Accrued interest expense	4,915	(5,754)
Due to Morris Communications	1,336	5,715
Deferred revenues and other liabilities	1,213	2,238
Postretirement obligations due to Morris Communications	-	350
Other long-term liabilities	(21)	212
Net cash provided by operating activities	8,368	7,018
INVESTING ACTIVITIES:
Capital expenditures	(233)	(640)
Restricted cash released from escrow	-	12,444
Net proceeds from sale of property and equipment	12	31
Net cash (used in) provided by investing activities	(221)	11,835
FINANCING ACTIVITIES:
Repurchase of senior subordinated debt	-	(10,705)
Proceeds from revolving credit facility	10,000	46,000
Repayments on revolving credit facility	-	(29,000)
Repayment of term loan	(2,250)	(1,125)
Payment of debt issuance costs	(731)	-
Proceeds from other borrowings	-	593
Advances on loan receivable from Morris Communications	(5,800)	(24,706)
Net cash provided by (used in) financing activities	1,219	(18,943)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,366	(90)
CASH AND CASH EQUIVALENTS, beginning of period	4,782	4,135
CASH AND CASH EQUIVALENTS, end of period	$14,148	$4,045
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,156	$13,097
Income taxes paid to Morris Communications	-	2,686

See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three month interim period in 2009 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2008 and 2007 and for each of three years ended December 31, 2008.

As further described in Note 4, certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”) have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Throughout the year 2008, Morris Publishing Group, LLC (“Morris Publishing”, “Company”) was a wholly owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Morris Communications and its subsidiaries (other than the Company) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in the Company to MPG Newspaper Holding, LLC (“MPG Holdings”), subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement dated December 14, 2005 (the “Credit Agreement”). At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating (“Shivers”), and the transfer was completed without consideration, other than as distributions or capital contributions among related companies (see note 6). No adjustments have been made to these financial statements due to this transfer.

In this quarterly report, Morris Publishing is considered as and will be referred to as a wholly owned subsidiary of MPG Holdings, a subsidiary of Shivers and Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under the Credit Agreement. Morris Communications will continue to provide management and related services to the Company, as well as all of its operating subsidiaries.

2.	Going Concern

Several factors relating to the Company’s outstanding debt raise significant uncertainty about its liquidity and ability to continue as a going concern. Specifically, the Company’s debt far exceeds the current value of its assets, and the Company’s creditors may have the right to accelerate the maturity of the debt before the end of May 2009.

The Credit Agreement includes an event of default if the Company, as borrower, defaults in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5,000 or more (such as the Company not making the February 1, 2009 interest payment of $9,747 due on the $278,478 of 7% Senior Subordinated Notes due 2013 (the “Notes”)). Waiver No. 5 to the Credit Agreement (“Waiver No. 5”, as described in note 9) has waived until 5 p.m. New York time on May 28, 2009 (the "Expiration Time”) any default that arose from the Company’s failure to make the interest payment.

In addition, the holders (the “Holders”) of over 80% of the Notes have also granted forbearance (as described in note 9) until the Expiration Time for any default under the Notes’ indenture (the “Indenture”) that arose from the non-payment of the interest. Morris Communications along with its subsidiaries are not guarantors of the Notes.

If the Company has not paid the overdue interest (plus default interest), amended or restructured the Notes, or obtained an extension of the Expiration Time, it would be in default under both the Indenture and the Credit Agreement. As a result, the Company may be required to prepay the entire principal due on the senior debt and the Notes and Morris Communications may be required to pay on its guaranty of the senior debt under the Credit Agreement.

In view of the current volatility in the credit markets and the market conditions in the newspaper industry, it is likely that the Company will be dependent on the ability of Morris Communications or its guarantor subsidiaries to a) enter into a transaction that would induce a lender to refinance the senior debt, b) raise sufficient funds to purchase the loans and commitments from the existing senior creditors, or c) raise sufficient funds to refinance the senior debt with a new loan from the guarantor. The failure of Morris Communications or its guarantor subsidiaries to consummate any of the transactions noted above would likely require the Company to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could increase its cost of borrowing, or if such efforts are unsuccessful, the senior creditors could accelerate the senior debt and foreclose on their security interests in substantially all of the Company's assets.

Even if the Company has paid the overdue interest (plus default interest), or amended or restructured the Notes by the Expiration Time, it is possible that the Company might not be in compliance with the financial covenants under the Credit Agreement, which may not be determined until the Company and Morris Communications complete their consolidated financial statements for the first quarter of 2009. Such consolidated financial statements must be delivered to the senior creditors no later than May 30, 2009, two days after the Expiration Time. In addition, the Company will be unlikely to meet the financial covenants under the Credit Agreement when the Company and Morris Communications deliver their consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants under Amendment No. 3 to the Credit Agreement terminate). A failure to amend or refinance before the relaxed covenants terminate would prevent the Company from borrowing on the revolver and it may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the Indenture. Specifically, there is an event of default under the Indenture if the Company fails to pay other indebtedness (such as the senior debt) exceeding $5,000 upon final maturity or within 20 days of an acceleration. In such an event, the Company cannot assure the Holders that it would have sufficient assets to pay any amounts due on the Notes. As a result, the Holders may receive no payments or less than the full amount they would be otherwise entitled to receive on the Notes and Holdings’ equity interest in the Company may be worthless.

In response to all the factors described above, the Company is pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and the Company is attempting to refinance or restructure the amounts outstanding on the Notes. As a result of their efforts, the Company has spent a total of $2,868 in legal, investment banking and consulting fees during the first quarter of 2009. However, the timing and ultimate outcome of such efforts cannot be determined at this time.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue as a going concern.

3.	Reserve on Note Receivable

During the fourth quarter of 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse (the “GateHouse sale”). The total purchase price was $115,000 plus reimbursement for the net working capital. The gain on sale was $49,567, net of the $30,505 provision for income taxes. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ”, the gain from the sale of the assets, net of closing costs and the provision for income taxes, was recorded as discontinued operations in the fourth quarter of 2007.

One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10,000 promissory note bearing interest at 8% per annum. The note receivable was unsecured and originally matured on November 30, 2008. The Company received $2,500 of the total working capital reimbursement at closing with the remainder due prior to the promissory note’s maturity date.

At the end of 2008, the Company renegotiated the terms of the note receivable, with GateHouse agreeing to pay the original $10,000 note balance plus the $2,980 remaining net working capital reimbursement over nine equal monthly installments, together with interest at a rate of 8% per annum. The first $1,442 monthly payment, along with the accrued interest on the working capital receivable, was made in December of 2008.

During January of 2009, the note was amended to postpone the remaining monthly principal payments by three months, with the next principal payment becoming due on April 15, 2009 and the final payment due on November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the $78 interest payment.

On May 1, 2009, the Company subsequently entered into a second amendment to the note postponing the next principal payment on the note until December 31, 2009, with the final monthly payment on the note becoming due and payable in full on October 15, 2010 (see note 9).

However, given GateHouse’s reported losses in the last three years and its reported liquidity problems, the Company is uncertain as to the timing of any future principal payments. In accordance with SFAS No. 114 (as amended), “Accounting by Creditors for Impairment of a Loan”, the Company has reserved the $11,538 due on the note within continuing operations during the first quarter of 2009.

4.	Transactions with Affiliates

Management, Technology and Shared Services Fees — The Company receives certain services from, and has entered into certain transactions with, Morris Communications.

Management Fee — This fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. A fee equal to the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications) is charged to the Company.

These management fees totaled $2,569 and $3,308 for the three month periods ended March 31, 2009 and 2008, respectively. The Company has recorded the management fee within other operating costs in the accompanying consolidated financial statements.

Technology and Shared Services Fee — This fee compensates Morris Communications for certain technology and shared services and is based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to the Company based upon usage.

The technology and shared services fees paid to Morris Communications totaled $1,605 and $2,068 for the three month periods ended March 31, 2009 and 2008, respectively. The Company has recorded the management fee within other operating costs in the accompanying consolidated financial statements.

The Company believes that these fee allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been.

Employees’ 401(k) Plan — The Company participates in Morris Communications’ 401(k) plan. Prior to July 13, 2008 (the “suspension date”), contributions by employees to the 401(k) plan were matched (up to 5% of pay) by Morris Communications. The Company has indefinitely suspended the employer matching contributions for employee contributions made after the suspension date.

Expenses, allocated to the Company based on specific identification of employer matching contributions, were $842 for the three month period ended March 31, 2008.

Retiree Health Care Benefits — Effective December 31, 2008, Morris Communications terminated its retiree health care plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service.

Expenses related to Morris Communications’ plan, allocated to the Company based on total headcount, were $350 for the three months ended March 31, 2008.

Health and Disability Plan — The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense, allocated to the Company based on the total headcount, was $1,984 and $2,405 for the three month periods ended March 31, 2009 and 2008, respectively.

The Company was also allocated its portion of Morris Communications’ health and disability obligation. The amounts allocated to the Company, based on total headcount, were $1,528 and $1,974 as of March 31, 2009 and December 31, 2008, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense — The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $403 and $619 for the three month periods ended March 31, 2009 and 2008, respectively.

Loan Receivable from Morris Communications — Under its debt arrangements, the Company is permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt Indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three month period ended March 31, 2009, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

The Company accounts for this arrangement as a capital distribution transaction and classifies such borrowings as contra-equity within member’s deficiency in assets, given the historical practice of the Company and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the three month periods ended March 31, 2009 and 2008.

During the three month periods ended March 31, 2009 and 2008, the Company reported the $202 and $223, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the three month periods ended March 31, 2009 and 2008 was 3.333% and 4.875%, respectively, on average loan receivable balances of $24,100 and $18,426 (excluding the income taxes payable on the GateHouse sale), respectively.

At March 31, 2009, the amount outstanding on the intercompany loan due from Morris Communications was $24,072, and the accumulated interest accrued on the intercompany loan receivable was $6,062, resulting in a net intercompany receivable of $18,010. The amount outstanding on the intercompany loan due from Morris Communications was $12,210 as of December 31, 2008.

Restricted payments — The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

No dividends were declared or recorded in the first three months of 2008 or 2009 and the Company is currently prohibited under its debt covenants from making any restricted payments.

Restricted cash released from escrow — During the fourth quarter of 2007, the Company elected to have $12,350 of the net proceeds from the GateHouse sale deposited into an escrow account in order to potentially fund other acquisitions by the Company or Morris Communications through a tax-deferred Section 1031 exchange. At the end of the first quarter of 2008, Morris Communications acquired qualified replacement property using the amount (including interest) in the Company’s escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on the Company’s revolving credit facility.

Income taxes — On January 28, 2009, the Company amended its Tax Consolidation agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new ultimate common parent of the group and to include MPG Holdings as the Company’s new parent, for tax periods after the reorganization. The Amendment does not change the Company’s financial rights or obligations. The Company remains obligated to pay to its parent entities an amount equal to the federal income tax liability that it would pay (taking into account net operating loss carry forwards and carry backs) as if the Company were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify the Company for any tax liability of any other member of the consolidated group.

The Company is a single member limited liability company and is not subject to income taxes. However, the Company’s results are included in the consolidated federal income tax return of its ultimate parent. Tax provisions are settled through an intercompany account and its parent makes income tax payments based on results of the Company. Under the terms of the agreement, the Company remits taxes for its current tax liability to its parent entity. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement as if it filed a separate income tax return.

The Company accounts for income taxes under the provisions of the liability method (SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

5.	Recently Issued Accounting Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 140-4 and FIN No. 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities”, which will increase disclosure requirements for public companies for reporting periods that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending Amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, are finalized and approved by the Board. Effective at the end of the first reporting period (interim and annual) after issuance of the FSP for public entities, the FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN No. 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The implementation of this standard did not have an impact on the Company’s financial statements.

In October 2008, the FASB issued FSP No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of SFAS No. 157”, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The implementation of this standard did not have an impact on the Company’s financial statements.

6.	Long-Term Debt

The following table summarizes the debt outstanding as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Credit Agreement
Tranche A	$81,000	$83,250
Revolving debt	60,000	50,000
Total	141,000	133,250

Senior Subordinated Indenture*	278,478	278,478

Total Current Maturities of Long-Term Debt	$419,478	$411,728

*February 1, 2009 interest payment of $9,747 has not been paid by Company as of March 31, 2009.

The weighted average interest rate on the Company’s total debt outstanding was 5.84% and 5.78% at March 31, 2009 and December 31, 2008, respectively. At March 31, 2008, the weighted average interest rate on the $425,227 total debt outstanding was 6.01%.

At March 31, 2009, the Company had $60,000 outstanding on its revolving line of credit, up $10,000 from $50,000 at December 31, 2008. The commitment fee on the unborrowed funds available under the revolver was 0.50% at March 31, 2009 and December 31, 2008.

At March 31, 2009, the interest rate on both the $81,000 term loan and the revolver was 3.5625%. During the three months ended March 31, 2009, the Company paid $2,250 in principal due on the term loan, with another $7,875 of principal payments due by the end of 2009.

At March 31, 2008, the interest rate on the $87,725 Tranche A term loan outstanding was 4.0% and the weighted average interest rate on the $56,000 outstanding on the revolver was 4.173%. The commitment fee on the unborrowed funds available under the revolver was 0.375%.

During the three months ended March 31, 2008, the Company paid $1,125 in principal due on the term loan and borrowed $593 against a bank swing line loan.

During the first and second quarter of 2008, the Company repurchased a total of $21,522 of its $300,000 7% Senior Subordinated Notes. The amount outstanding on the Notes was $278,478 at March 31, 2009 and December 31, 2008.

During the first quarter of 2008, the Company repurchased a total of $19,116 of its $300,000 7% Senior Subordinated Notes for a total purchase price, including closing costs, of $10,705, plus accrued interest. The pre-tax gains on these repurchases was $8,411. In addition, the Company wrote off $334 in unamortized loan fees related to these extinguished notes. The amount outstanding on the Senior Subordinated Notes was $280,884 at March 31, 2008.

During the first quarter of 2009, the Company failed to pay the $9,747 interest payment which was due on February 1, 2009 on the notes. As a result, the Company entered into the following agreements with the lenders under the Credit Agreement and the Holders (see note 9 for subsequent amendments and waivers):

Amendment No 4. and Waiver No. 2 to the Credit Agreement — On January 28, 2009, the Company, as borrower, entered into Amendment No. 4 and Waiver No. 2 to the Credit Agreement (“Amendment No. 4), which waived until March 3, 2009 any default that arose from the Company’s failure to pay the interest payment due on the Senior Subordinated Notes. The Credit Agreement includes an event of default if the Company defaults in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5,000 or more (such as its outstanding notes or bank credit facilities).

Amendment No. 4 also required the Company, by March 3, 2009, to enter into control agreements in favor of the lenders to perfect the security interest of the lenders in all deposit accounts, except for deposit accounts aggregating less than $500 for the Company, Morris Communications and their subsidiaries. Waiver No. 3 (as described below) extended this compliance deadline to April 6, 2009.

Prior to Amendment No. 4, the Credit Agreement provided for revolving credit commitments of $100,000, in addition to the $83,250 outstanding on the term loan. Amendment No. 4 reduced the limit on loans available under the revolving facility from $100,000 to $70,000, but further limited the amount available to $60,000 without the consent of lenders holding a majority of the commitments under the Credit Agreement.

In addition, Amendment No. 4 provided for an immediate increase of the variable interest rate under the Credit Agreement (previously scheduled for April 1, 2009) of 0.500% and waived until April 11, 2009 any default that may exist from the Company’s failure to cause to be filed continuation statements as may be necessary to maintain perfection of security interests in assets of some of the subsidiary guarantors.

Amendment No. 4 also contained provisions which permitted Morris Communications, its beneficial owners, and its subsidiaries (other than the Company) to consummate a reorganization of their company structure, without causing a default under the Credit Agreement (see Note 1).

After the reorganization, the lenders under the Credit Agreement maintain all of their existing security interests in the assets of the Company, Morris Communications and the subsidiary guarantors. Various covenants, restrictions and other provisions of the Credit Agreement were modified to reflect the reorganized corporate structure, without materially changing the substantive effect of the provisions on either the Company, Morris Communications or the subsidiary guarantors. The Company did not transfer or receive any assets or liabilities in the reorganization.

As a result of the reorganization, the Company amended its Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as its new parent, for tax periods after the reorganization (see Note 4).

The $731 in debt issuance costs associated with Amendment No. 4 were deferred and are being amortized ratably through May, 2009, the date when, pursuant to the Mandatory Transaction provision of Amendment No. 3 to the Credit Agreement, the credit facility was originally required to be repaid. Subsequently, Amendment No. 5 to the Credit Agreement eliminated the Mandatory Transaction requirement (see note 9).

In addition, the Company wrote off $199 in deferred loan costs during January of 2009.

Waiver No. 3 to the Credit Agreement — On February 26, 2009, the Company entered into Waiver No. 3 to the Credit Agreement (“Waiver No. 3”) which extended the original waiver period from March 3, 2009 until April 6, 2009, or earlier, if upon termination of the Forbearance Agreement (as described below). The Company expensed $184 in debt issuance costs associated with Waiver No. 3.

Forbearance Agreement — On February 26, 2009, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with holders of over $226,000 of outstanding principal amount of the notes, with the Holders agreeing not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Indenture for a period ending on April 6, 2009 (the “Forbearance Period”). Under the agreement, the Forbearance Period could be terminated earlier for various reasons, which include the lenders under the Credit Agreement accelerating the maturity of the obligations under the Credit Agreement or terminating the Waiver (as described below), the occurrence of any other default under the Indenture, or the Company’s filing for bankruptcy protection or breaching the covenants under the Forbearance Agreement.

7.	Intangible Assets

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

At December 31, 2008, the Company performed the required impairment tests of the indefinite-lived intangible assets, which resulted in no impairments.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) on all of its reporting units as of December 31, 2008. No impairment loss was recognized.

Amortization expense of other intangible assets for the three month periods ended March 31, 2009 and 2008 was $172 and $175, respectively.

Changes in the carrying amounts of intangible assets of the Company for the three months ended March 31, 2009 were as follows:

Other intangible assets

Balance at December 31, 2008	$7,956
Amortization expense	172
Balance at March 31, 2009	$7,784

Other finite-lived and indefinite-lived intangible assets at March 31, 2009 and December 31, 2008 were as follows:

	Cost	Accumulated amortization	Net cost

March 31, 2009:

Finite-lived intangible assets
Subscriber lists	$9,196	$5,769	$3,427
Non-compete agreements and other assets	50	49	1
Total finite-lived intangible assets	9,246	5,818	3,428

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,409	$6,625	$7,784

	Cost	Accumulated amortization	Net cost

December 31, 2008:

Finite-lived intangible assets
Subscriber lists	$9,196	$5,598	$3,598
Non-compete agreements and other assets	50	48	2
Total finite-lived intangible assets	9,246	5,646	3,600

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,409	$6,453	$7,956

The remaining expense for the last nine months of 2009 and for the five succeeding years for the existing finite-lived intangible assets is as follows:

Remainder of 2009	$509
2010	665
2011	536
2012	419
2013	355
2014	176

8.	Commitments and Contingencies

The Company and its subsidiaries are parties to several claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material effect on the Company’s condensed consolidated financial statements.

9.	Subsequent Events

Credit Agreement — On April 6, 2009, Amendment No. 5 and Waiver No. 4 to the Credit Agreement (“Waiver No. 4”) waived any default that arose from the failure to make the $9,747 interest payment which was due on February 1, 2009 on the Notes until April 24, 2009.

In addition, Waiver No. 4 deleted the Mandatory Transaction requirement added by Amendment No. 3 to the Credit Agreement. Prior to its deletion, the Mandatory Transaction requirement would have required the Company, Morris Communications or one or more of their subsidiaries to consummate a transaction (or at least sign a binding letter of intent to do so) that would generate sufficient funds to either prepay all loans under the Credit Agreement or purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009). Waiver No. 4 also required Morris Communications to provide certain additional financial and company information to the lenders.

On April 23, 2009, Waiver No. 5 waived any default that arose from the failure to make the interest payment due on the Notes until 5:00 p.m. New York City time on May 28, 2009, however, the waiver will terminate earlier if Amendment No. 2 to the Forbearance Agreement (as described below) is terminated or amended prior to such time or upon other defaults.

Waiver No. 5 also waives any event of default that consists solely of Morris Communications and the Company failing to deliver by April 16, 2009 consolidated audited financial statements, together with the opinion of independent certified public accountants, with respect to the fiscal year of Morris Communications ending December 31, 2008, provided that such audited financial statements and opinion are delivered prior to 5:00 p.m., New York City time, on April 24, 2009. Morris Communications delivered its audited financial statements and the auditors' opinion to the lenders on April 21, 2009.

Senior Subordinated Notes — On April 6, 2009, the Company entered into an amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”). Under the Amended Forbearance Agreement, the Forbearance Period was extended to April 24, 2009.

During the Forbearance Period, and for up to seven business days thereafter, the Amended Forbearance Agreement restricts the Company’s ability to enter into any transaction which would refinance any of its existing senior debt under the Credit Agreement where any affiliate of the Company would become a holder of senior debt and limits new liens on its properties, without prior written consent of holders of more than 66 2/3% of the outstanding Notes. The Amended Forbearance Agreement also provided that the Company submit a restructuring proposal to the Holders’ advisors on or before April 7, 2009 and required delivery to the advisors of detailed information regarding the finances and businesses of Morris Communications, the Company, and their subsidiaries, including disclosure of information pertaining to the potential sale of certain assets, annual financial information, and agreements such as mortgages related to the Credit Agreement and requires access for discussions with management and advisors. The Company submitted a restructuring proposal to the Holders’ advisors on April 7, 2009.

On April 23, 2009, the Company entered into Amendment No. 2 to the Forbearance Agreement extending the Forbearance Period to 5:00 p.m., New York City time, on May 28, 2009.

GateHouse Note Receivable  — On May 1, 2009, the Company entered into a second amendment to the note, with GateHouse agreeing to monthly payments of interest (8.0% per annum) in arrears on the principal amount then outstanding on the note beginning in January 2009 and continuing through December 2009 while any part of the note remains unpaid. A principal payment of $1.5 million (the remainder of the net working capital adjustment) will be due and payable on December 31, 2009. Commencing in January 2010, monthly interest payments of interest in arrears on the principal amount then outstanding under the note, along with one-tenth of the principal amount of the note shall be payable on the 15th of each month. The note shall be due and payable in full on October 15, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2009 and 2008 and with our consolidated financial statements as of December 31, 2008 and 2007 and for each of three years in the period ended December 31, 2008, filed on Form 10-K.

During 2008 and the first three months of 2009, our financial position and liquidity have deteriorated due to the significant declines in advertising revenue. The reader should evaluate any information provided herein in this context.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing Group, LLC (“Morris Publishing”) is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, this Report on Form 10-Q.

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

We believe there have been no significant changes during the quarter ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2008 filed with the Securities and Exchange Commission on Form 10-K.

Cost allocations — In this report certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”) have been allocated to us. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to us, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to us may not reflect the actual costs we would have incurred for similar services as a stand-alone company. Morris Publishing and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Parent company reorganization — Throughout the year 2008, we were a wholly owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Morris Communications and its subsidiaries (other than us) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement dated December 14, 2005 (the “Credit Agreement”). At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating (“Shivers”), and the transfer was completed without consideration, other than as distributions or capital contributions among related companies.

In this report, we are considered as and will be referred to as a wholly owned subsidiary of MPG Holdings, a subsidiary of Shivers. Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under the Credit Agreement and Morris Communications will continue to provide management and related services to us, as well as all of its operating subsidiaries. A significant portion of Morris Communications’ time will continue to be devoted to our affairs.

Income taxes — On January 28, 2009, we amended our Tax Consolidation agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new ultimate common parent of the group and to include MPG Holdings as our new parent, for tax periods after the reorganization. The Amendment does not change our financial rights or obligations. We remain obligated to pay to our parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group.

We are a single member limited liability company and are not subject to income taxes. However, our results are included in the consolidated federal income tax return of our ultimate parent. Tax provisions are settled through an intercompany account and our parent makes income tax payments based on our results. Under the terms of the agreement, we remit taxes for our current tax liability to our parent entity. Accordingly, we recognize an allocation of income taxes in our separate financial statements in accordance with the agreement as if we filed a separate income tax return.

We account for income taxes under the provisions of the liability method (SFAS No. 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

Reserve on note receivable — During the fourth quarter of 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115 million plus a working capital adjustment. The gain on sale was $49.6 million, net of the $30.5 million provision for income taxes. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets ”, the gain from the sale of the assets, net of closing costs and the provision for income taxes, was recorded as discontinued operations in the fourth quarter of 2007.

One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10 million promissory note bearing interest at 8.0% per annum. The note receivable was unsecured and originally matured on November 30, 2008. We received $2.5 million of the total working capital to be reimbursed at closing with the remainder due prior to the promissory note’s maturity date.

At the end of 2008, we renegotiated the terms of the note receivable, with GateHouse agreeing to pay the original $10.0 million note balance plus the $3.0 million remaining working capital reimbursement over nine equal monthly installments, together with interest at a rate of 8.0% per annum.

The first $1.4 million monthly payment plus interest, along with the accrued interest on the working capital receivable, was made in December of 2008. During January of 2009, the note was amended to postpone the remaining monthly principal payments by three months, with the next principal payment becoming due on April 15, 2009 and the final payment due on November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the $78 interest payment.

On May 1, 2009, we subsequently entered into a second amendment to the note, with GateHouse agreeing to monthly payments of interest (8.0% per annum) in arrears on the principal amount then outstanding on the note beginning in January 2009 and continuing through December 2009 while any part of the note remains unpaid. A principal payment of $1.5 million (the remainder of the net working capital adjustment) will be due and payable on December 31, 2009. Commencing in January 2010, monthly interest payments of interest in arrears on the principal amount then outstanding under the note, along with one-tenth of the principal amount of the note shall be payable on the 15th of each month. The note shall be due and payable in full on October 15, 2010.

However, given GateHouse’s reported losses in the last three years and its reported liquidity problems, we are uncertain as to the timing of any future principal payments. In accordance with SFAS No. 114 (as amended), “Accounting by Creditors for Impairment of a Loan”, we have reserved the $11.5 million due on the note within continuing operations during the first quarter of 2009.

Recently issued accounting standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 140-4 and FIN No. 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities”, which will increase disclosure requirements for public companies for reporting periods that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending Amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, are finalized and approved by the Board. Effective at the end of the first reporting period (interim and annual) after issuance of the FSP for public entities, the FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN No. 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. The implementation of this standard did not have an impact on our financial statements.

In October 2008, the FASB issued FSP No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP No. 157-2, “Effective Date of SFAS No. 157”, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The implementation of this standard did not have an impact on our financial statements.

Overview

Morris Publishing owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing-owned newspapers include, among others, The Florida Times-Union, Jacksonville, The Augusta (Ga.) Chronicle, Savannah (Ga.) Morning News, Lubbock (Texas) Avalanche-Journal, Amarillo (Texas) Globe-News, Athens (Ga.) Banner Herald, Topeka (Kans.) Capital-Journal, and The St. Augustine (Fla.) Record.

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers.

During the first quarter of 2009, advertising revenue represented 72.0% of our total net operating revenue. Our advertising revenue consisted of 57.8% in retail, 34.1% in classified and 8.0% in national, compared to 51.9%, 40.4%, and 7.7%, respectively, last year.

The continued deterioration of advertising revenues due to the weak national and local economic conditions have reduced advertising demand over the past several quarters. We feel that this situation, coupled with increased competition from on-line media, may continue for some time.

Classified advertising has decreased as a percentage of total advertising revenue particularly in the employment and real estate categories as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to online. While revenues from retail advertising carried as part of our newspapers (run-of-press) or in advertising inserts placed in newspapers (inserts) has decreased period over period, retail advertising has steadily increased as a percentage of total advertising. National advertising revenue, which makes up a small percentage of our total advertising revenues, has remained relatively similar period over period.

All categories of the advertising revenues above have been growing online, with the exception of employment classifieds which has been negatively affected by the downturn in the economy.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

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

Circulation revenue represented 24.8% of our total net operating revenue during the first quarter of 2009, compared to 17.8% during the same period last year, with part of the increase due to the change in the way we sell home delivery subscriptions in Florida.

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

Financial summary for the three months ended March 31, 2009 compared to March 31, 2008

Financial Summary. The following table summarizes our consolidated financial results for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
(Dollars in millions)	2009	2008

Total net operating revenues	$64.2	$82.7
Total operating expenses	65.7	75.1
Operating (loss) income	(1.5)	7.6
Interest expense and loan amortization cost	7.4	8.0
Reserve on note receivable	11.5	-
Gains on repurchases of debt	-	(8.4)
Other	(0.2)	(0.2)
Other expenses (income), net	18.7	(0.6)
(Loss) income before taxes	(20.2)	8.2
(Benefit) provision for income taxes	(7.6)	2.6
Net (loss) income	$(12.6)	$5.6

Compared to the first quarter of 2008, total net operating revenues were $64.2 million, down $18.5 million, or 22.4%, and total operating expenses were $65.7 million, down $9.4 million, or 12.6%. Included in our 2009 operating expenses were $2.9 million in legal and consultant costs directly related to the restructuring of our debt.

Our operating loss was $1.5 million for the first three months of 2009 compared to operating income of $7.6 million for the same period last year.

Interest and loan amortization expense totaled $7.4 million, down $0.6 million from $8.0 million last year primarily due to the reduction in our outstanding debt.

During the first quarter of 2009, we reserved the $11.5 million due on the unsecured promissory note receivable from GateHouse due to our uncertainty as to the timing of any future principal payments.

During the first quarter of 2008, we repurchased $19.1 million of our $300 million 7% Senior Subordinated Notes for a total purchase price, including accrued interest, of $10.9 million. In addition, we wrote off $0.4 million in unamortized loan fees related to the extinguishment of these bonds. The gain on these transactions was $8.4 million.

Our loss before taxes was $20.2 million, compared to income of $8.2 million last year

Our income tax benefit was $7.6 million in 2009, compared to an income tax provision of $2.6 million last year. Our effective tax rate increased from 31.3% to 37.6% in 2009.

Our net loss was $12.6 million compared to net income of $5.6 million during the first quarter last year.

Results of operations for the three months ended March 31, 2009 compared to March 31, 2008

Net operating revenue. The table below presents the total net operating revenue and related statistics for the three months ended March 31, 2009 compared to March 31, 2008:

(Dollars in millions)	Three months ended March 31,		Percentage change
	2009	2008	2009 vs. 2008
Net operating revenues
Advertising
Retail	$26.7	$33.9	(21.1%)
Classified	15.8	26.4	(40.2%)
National	3.7	5.0	(26.3%)
Total advertising revenues	46.2	65.3	(29.2%)
Circulation	15.9	14.7	8.2%
Other	2.1	2.7	(23.4%)
Total net operating revenues	$64.2	$82.7	(22.4%)

Advertising revenue. Advertising revenue was $46.2 million, a decrease of $19.1 million, or 29.2%, from last year, with this year’s quarter over quarter comparisons being unfavorably impacted by Easter Sunday occurring during April compared to March last year.

Retail, national and classified advertising categories were down 21.1%, 26.3% and 40.2%, respectively.

Compared to last year, run of press advertising revenue was $27.0 million, down $13.5 million, or 33.4%, and insert advertising revenue was $10.5 million, down $1.9 million, or 15.7%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.5 million, down $1.1 million, or 31.8%.

Online advertising revenue, summarized in the table below, was $6.4 million, down $2.5 million, or 27.9%, from last year. Compared to last year, total page-views were 154.4 million, down 16.5 million, or 9.7% while unique page-views were 13.3 million, up 1.7 million, or 14.9%.

(Dollars in millions)	Three months ended March 31,		Percentage Change
	2009	2008	2009 vs. 2008
Online advertising revenues
Retail	$2.5	$2.7	(9.3%)
National	0.3	0.4	(23.7%)
Classified
Auto	0.4	0.6	(26.1%)
Employment	1.7	3.4	(49.8%)
Real Estate	0.7	0.9	(19.7%)
Other	0.8	0.9	(10.3%)
Total classified	3.6	5.8	(36.7%)

Total online advertising revenues	$6.4	$8.9	(27.9%)

Our existing Florida newspapers and publications, which accounted for 35.2% of our total advertising revenues, contributed 37.1% of our entire net decline in advertising revenue. Advertising revenue in Jacksonville was down $5.8 million, or 29.7%, and St. Augustine was down $0.6 million, or 27.3%.

As for our other larger daily newspapers, Augusta was down $2.9 million, or 36.0%, Savannah was down $1.8 million, or 30.0%, Lubbock was down $1.8 million, or 30.2%, Amarillo was down $1.1 million, or 21.6%, Topeka was down $1.2 million, or 27.8% and Athens was down $1.0 million, or 33.6%.

Our other daily newspapers were, together, down $1.1 million, or 22.2%, and our non-daily publications were down $1.4 million, or 25.3%.

Retail advertising revenue:

Retail advertising revenue was $26.7 million, down $12.2 million, or 21.1%, from the prior year.

Insert retail revenue was $9.3 million, down $1.7 million, or 15.6%, while print retail advertising revenue was $12.7 million, down $4.1 million, or 24.5%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.4 million, down $1.1 million, or 30.9%, from last year. Retail online revenue was $2.5 million, down $0.2 million, or 9.3%, from last year.

Jacksonville was down $1.0 million, or 11.9%, Augusta was down $1.4 million, or 31.0%, Savannah was down $0.8 million, or 26.3%, Lubbock was down $0.8 million, or 28.0%, Amarillo was down $0.3 million, or 13.7%, Topeka was down $0.4 million, or 17.5%, and Athens was down $0.4 million, or 26.6%.

Our other daily newspapers were, together, down $0.6 million, or 14.8%, with significant declines in St. Augustine, Brainerd and Bluffton.

Our non-daily publications were down $1.3 million, or 27.6%, with significant declines at Skirt! and our Savannah and Waters Edge city magazines.

Classified advertising revenue:

Total classified advertising revenue was $15.8 million, down $10.6 million, or 40.2%, from 2008.

Print classified advertising revenue was $12.0 million, down $8.3 million, or 40.8%, and online classified advertising revenue was $3.6 million, down $2.1 million, or 36.7%, from last year. Excluding the employment category, online classified advertising revenue was down 17.9% from last year.

Our Jacksonville newspaper’s classified advertising revenue was down $4.0 million, or 47.5%, contributing 37.4% of our total net decline.

Augusta was down $1.4 million, or 44.8%, Savannah was down $0.9 million, or 34.8%, Lubbock was down $0.9 million, or 36.7%, Amarillo was down $0.8 million, or 33.1%, Topeka was down $0.8 million, or 39.2%, and Athens was down $0.5 million, or 45.8%.

Our other daily newspapers were, together, down $0.5 million, or 25.1%, with a significant decline in St. Augustine.

Our non-daily publications were down $0.4 million, or 30.4%, with a significant decline in Jacksonville’s Sun non-daily publications.

National advertising revenue:

Total national advertising revenue was $3.7 million, down $1.3 million, or 26.3%, from last year, with Jacksonville contributing 65.4% of the net decrease. Jacksonville was down $0.9 million, or 28.5%.

Circulation revenue. Circulation revenue was $15.9 million, up $1.2 million, or 8.2%, from last year, with $0.9 million of the increase due to price increases in Jacksonville and the change in the way we sell home delivery subscriptions in Jacksonville.

During 2008, daily single copy prices in Jacksonville, as well as in most of our other newspaper markets, were raised from 50 cents to 75 cents and Jacksonville’s Sunday single copy prices were raised from $1.00 to $1.50. In addition, significant home delivery price increases (both daily and Sunday) were implemented in Jacksonville and at many of our newspapers last year.

During the middle of February last year, our Jacksonville and St. Augustine newspapers began selling copies at the retail rate directly to the subscribers (instead of to our carriers at the wholesale rate) and paying our carriers a delivery fee (“pay per throw”), in effect, favorably impacting our circulation revenue while increasing our other operating costs.

Bluffton converted from a free to a paid distribution newspaper as of December 1, 2008 and reported total circulation revenue of $0.1 million for the first quarter of 2009.

Average daily and Sunday circulation volume was down 9.8% and 8.3%, respectively, with Jacksonville contributing approximately 47% of each category’s decline.

Other revenue:

Other revenue was $2.1 million, down $0.6 million, or 23.4%, from $2.7 million in 2008, with $0.5 million of the net decline due to the reduction in Skirt! third party licensing fees.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for three months ended March 31, 2009 compared to March 31, 2008:

(Dollars in millions)	Three months ended March 31,		Percentage change
	2009	2008	2009 vs. 2008
Operating expenses

Labor and employee benefits	$27.2	$34.4	(20.8%)
Newsprint, ink and supplements	7.5	9.1	(18.5%)
Other operating costs	25.0	28.1	(10.8%)
Debt restructuring costs	2.9	-	100.0%
Depreciation and amortization	3.1	3.5	(11.5%)
Total operating expenses	$65.7	$75.1	(12.6%)

Labor and employee benefits:

Total labor and employee benefit costs were $27.2 million, down $7.2 million, or 20.8%, being favorably impacted by reductions in head count, the suspension of employer 401(k) contributions during the second quarter of last year and the termination of the post retirement plan at the end of 2008.

Our salaries and wages totaled $20.2 million, down $4.1 million, or 17.1%. Average full time employee equivalents (“FTE’s”) were down 523, or 19.1%, and average pay rate, excluding $0.2 million in severance payments during the first three months of 2009 was up 1.6%.

Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions will be 10 percent for those earning $50,000 or more (which includes all Morris Publishing's senior executives).

Commissions and bonuses were $3.0 million, down $1.1 million, or 27.7%, from last year.

Employee medical insurance cost was $2.0 million, down $0.4 million, or 17.5%, primarily due to the reduction in plan participants.

Post retirement benefit costs and employer matching contributions to the 401(k) plan were $0.4 million and $0.8 million during the first quarter of 2008.

Payroll tax expense was $2.0 million, down $0.4 million, or 18.3%, due to the reduction in FTE’s.

Newsprint, ink and supplements cost:

Newsprint, ink and supplements costs were $7.5 million, down $1.7 million, or 18.5%; with the increase in average cost per ton of newsprint being more than offset by the savings from decreased consumption of newsprint.

Compared to last year, total newsprint expense was $6.5 million, down $1.5 million, or 18.2%, due to a 35.3% decrease in newsprint consumption offset somewhat by a 26.4% increase in the average cost per ton of newsprint.

Supplements expense decreased $0.1 million, or 10.7%, to $0.6 million, and ink expense decreased $0.2 million, or 31.3%, to $0.4 million.

Other operating costs:

Other operating costs were $25.0 million, down $3.0 million, or 10.8%.

The combined technology and shared services fee from Morris Communications and management fee charged to continuing operations by Morris Communications under the management agreement totaled $4.2 million, down $1.2 million, or 22.4%, from $5.4 million in the first quarter last year.

Depreciation and amortization expense was $3.1 million, down $0.4 million, or 11.5%.

Debt restructuring costs:

We are currently pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and are attempting to refinance or restructure the amounts outstanding on the Notes. As a result of our efforts, we have spent a total of $2.9 million in legal, investment banking and consulting fees during the first quarter of 2009, including fees paid to advisors and consultants of our senior creditors and certain of our note holders.

Liquidity and capital resources

Unrestricted cash was $14.1 million at March 31, 2008, compared with $4.8 million at December 31, 2008.

Historically, our primary source of liquidity, has been the cash flow generated from operations and our primary needs for cash are funding operating expense, debt service on our bank credit facilities and the Senior Subordinated Notes, capital expenditures, income taxes, dividends and loans to affiliates, and working capital. However, several factors (as described below) relating to our outstanding debt raise significant uncertainty about our liquidity and ability to continue as a going concern. Specifically, our debt far exceeds the current value of our assets, and our creditors may have the right to accelerate the maturity of the debt before the end of May 2009.

The Credit Agreement includes an event of default if we, as borrower, default in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5.0 million or more (such as our not making the February 1, 2009 interest payment of $9.7 million due on the $278.5 million of 7% Senior Subordinated Notes due 2013 (the “Notes”)). Waiver No. 5 (as described below) to the Credit Agreement has waived until 5 p.m. New York time on May 28, 2009 (the "Expiration Time”) any default that arose from our failure to make the interest payment.

In addition, the holders (the “Holders”) of over 80% of the Notes have also granted forbearance until the Expiration Time for any default under the Notes’ indenture (the “Indenture”) that arose from the non-payment of the interest. Morris Communications along with its subsidiaries are not guarantors of the Notes.

If we have not paid the overdue interest (plus default interest), amended or restructured the Notes, or obtained an extension of the Expiration Time, we would be in default under both the Indenture and the Credit Agreement. As a result, we may be required to prepay the entire principal due on the senior debt and the Notes and Morris Communications may be required to pay on its guaranty of the senior debt under the Credit Agreement.

In view of the current volatility in the credit markets and the market conditions in the newspaper industry, it is likely that we will be dependent on the ability of Morris Communications or its guarantor subsidiaries to a) enter into a transaction that would induce a lender to refinance the senior debt, b) raise sufficient funds to purchase the loans and commitments from the existing senior creditors, or c) raise sufficient funds to refinance the senior debt with a new loan from the guarantor. The failure of Morris Communications or its guarantor subsidiaries to consummate any of the transactions noted above would likely require us to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could increase our cost of borrowing, or if such efforts are unsuccessful, the senior creditors could accelerate the senior debt and foreclose on their security interests in substantially all of our assets.

Even if we have paid the overdue interest (plus default interest), or amended or restructured the Notes by the Expiration Time, it is possible that we might not be in compliance with the financial covenants under the Credit Agreement, which may not be determined until Morris Publishing and Morris Communications complete their consolidated financial statements for the first quarter of 2009. Such consolidated financial statements must be delivered to the senior creditors no later than May 30, 2009, two days after the Expiration Time. In addition, we will be unlikely to meet the financial covenants under the Credit Agreement when Morris Publishing and Morris Communications deliver their consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants under Amendment No. 3 to the Credit Agreement terminate). A failure to amend or refinance before the relaxed covenants terminate would prevent us from borrowing on the revolver and it may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the Indenture. Specifically, there is an event of default under the Indenture if we fail to pay other indebtedness (such as the senior debt) exceeding $5.0 million upon final maturity or within 20 days of an acceleration. In such an event, we cannot assure the Holders that we would have sufficient assets to pay any amounts due on the Notes. As a result, the Holders may receive no payments or less than the full amount they would be otherwise entitled to receive on the Notes and Holdings’ equity interest in us may be worthless.

In response to all the factors described above, we are pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and we are attempting to refinance or restructure the amounts outstanding on the Notes. However, the timing and ultimate outcome of such efforts cannot be determined at this time.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

As a result of the aforementioned factors, we have classified all of the debt outstanding under the Indenture and the Credit Agreement, as of March 31, 2009 and December 31, 2008, as current maturities of long-term debt within current liabilities on the consolidated balance sheet.

Operating activities. Net cash provided by operations was $8.4 million for the first three months of 2009, up $1.4 million from $7.0 million for the same period in 2008.

Current assets were $48.7 million and current liabilities, excluding the current portion of long-term debt, were $44.1 million as of March 31, 2009 as compared to current assets of $58.9 million and current liabilities, excluding the current portion of long-term debt, of $39.4 million as of December 31, 2008.

Investment activities. Net cash used in investing activities was $0.2 million for the first three months of 2009 compared to $11.8 million provided by investing activities for the same period in 2008.

For the first three months in 2009 and 2008, we spent $0.2 million and $0.6 million on property, plant and equipment, respectively.

On November 30, 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media Inc. At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by ourselves or Morris Communications through a tax-deferred Section 1031 exchange.

At the end of the first quarter of 2008, Morris Communications acquired qualified replacement property using the $12.4 million in our escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

Financing activities. Net cash provided by financing activities was $1.2 million for the first three months of 2009 compared to $18.9 million used in financing activities for the same period in 2008.

Period End Debt Summary:

Total debt was $419.5 million at March 31, 2009, up from $411.7 million at December 31, 2008. The average interest rate on our total debt outstanding was 5.84% and 5.78% at March 31, 2009 and December 31, 2008, respectively. At March 31, 2008, the average interest rate on the $425.2 million total debt outstanding was 6.01%.

At March 31, 2009, we had $60.0 million outstanding on our revolving credit facility, up $10.0 million from $50.0 million at December 31, 2008. The commitment fee on the unborrowed funds available under the revolver was 0.50% at March 31, 2009 and December 31, 2008.

At March 31, 2009, the interest rate on both the $81.0 million Tranche A term loan outstanding and the revolver was 3.5625%. During the first quarter of 2009, we paid $2.3 million in principal due on the Tranche A term loan, with another $7.9 million of principal payments due by the end of 2009.

At December 31, 2008, the interest rate on the term loan was 3.00% and the weighted average interest rate on the revolver was 3.61%.

At March 31, 2008, the interest rate on the $87.7 million Tranche A term loan outstanding was 4.0% and the weighted average interest rate on the $56.0 million outstanding on the revolver was 4.173%. The commitment fee on the unborrowed funds available under the revolver was 0.375% at March 31, 2008.

During the first quarter of 2008, we paid $1.1 million in principal due on the Tranche A term loan and borrowed $0.6 million against a bank swing line loan.

During the first and second quarter of 2008, we repurchased a total of $21.5 million of our $300 million 7% Senior Subordinated Notes. The amount outstanding on the Notes was $278.5 million at March 31, 2009 and December 31, 2008.

During the first quarter of 2008, we repurchased $19.1 million of the Notes for a total purchase price, including closing costs, of $10.7 million, plus accrued interest. The pre-tax gains on these repurchases was $8.4 million. In addition, we wrote off $0.3 million in unamortized loan fees related to these extinguished notes. The amount outstanding on the Notes was $280.9 million at March 31, 2008.

Amendments and Waivers to the Credit Agreement:

As a result, we have entered into the following agreements with the lenders under the Credit Agreement and the Holders:

Amendment No 4. and Waiver No. 2 to the Credit Agreement — On January 28, 2009, we entered into Amendment No. 4 and Waiver No. 2 to the Credit Agreement (“Amendment No. 4), which waived until March 3, 2009 any default that arose from our failure to pay the $9.7 million interest payment due on the Notes. The Credit Agreement includes an event of default if we default in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5.0 million or more (such as its outstanding notes or bank credit facilities).

Amendment No. 4 also required us, by March 3, 2009, to enter into control agreements in favor of the lenders to perfect the security interest of the lenders in all deposit accounts, except for deposit accounts aggregating less than $500 thousand for Morris Publishing, Morris Communications and their subsidiaries. Waiver No. 3 (as described below) extended this compliance deadline to April 6, 2009.

Prior to Amendment No. 4, the Credit Agreement provided for revolving credit commitments of $100 million, in addition to the $83.25 million then outstanding on the term loan. Amendment No. 4 reduced the limit on loans available under the revolving facility from $100 million to $70 million, but further limited the amount available to $60 million without the consent of lenders holding a majority of the commitments under the Credit Agreement.

In addition, Amendment No. 4 provided for an immediate increase of the variable interest rate under the Credit Agreement (previously scheduled for April 1, 2009) of 0.500% and waived until April 11, 2009 any default that may exist from our failure to cause to be filed continuation statements as may be necessary to maintain perfection of security interests in assets of some of the subsidiary guarantors.

Amendment No. 4 also contained provisions which permitted Morris Communications, its beneficial owners, and its subsidiaries (other than us) to consummate a reorganization of their company structure, without causing a default under the Credit Agreement. After the reorganization, the lenders under the Credit Agreement maintain all of their existing security interests in the assets of our company, Morris Communications and the subsidiary guarantors. Various covenants, restrictions and other provisions of the Credit Agreement were modified to reflect the reorganized corporate structure, without materially changing the substantive effect of the provisions on either our company, Morris Communications or the subsidiary guarantors. We did not transfer or receive any assets or liabilities in the reorganization.

As a result of the reorganization, we amended our Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as its new parent, for tax periods after the reorganization.

The $0.7 million in debt issuance costs associated with Amendment No. 4 were deferred and are being amortized ratably through May, 2009, the date when, pursuant to the Mandatory Transaction provision of Amendment No. 3 to the Credit Agreement, the credit facility was originally required to be repaid. Subsequently, Amendment No. 5 to the Credit Agreement eliminated the Mandatory Transaction requirement .

In addition, we wrote off $0.2 million in deferred loan costs during January of 2009 related to the reduction in the commitment on the revolver line of credit.

Waiver No. 3 to the Credit Agreement — On February 26, 2009, we entered into Waiver No. 3 to the Credit Agreement (“Waiver No. 3”) which extended the original waiver period from March 3, 2009 until April 6, 2009, or earlier, if upon termination of the Forbearance Agreement (as described below).

We expensed $0.2 million in debt issuance costs associated with Waiver No. 3.

Forbearance Agreement with Holders of the Notes:

On February 26, 2009, we entered into a Forbearance agreement (the “Forbearance Agreement”) with holders of over $226.0 million of outstanding principal amount of the notes, with the Holders agreeing not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Indenture to the notes for a period ending on April 6, 2009 (the “Forbearance Period”). Under the agreement, the Forbearance Period could be terminated earlier for various reasons, which include the lenders under the Credit Agreement accelerating the maturity of the obligations under the Credit Agreement or terminating the Waiver (as described below), the occurrence of any other default under the Indenture, or our filing for bankruptcy protection or breaching the covenants under the Forbearance Agreement.

Intercompany loan receivable permitted under the Indenture:

The amount outstanding on the intercompany loan receivable due from Morris Communications was $18.0 million and $12.8 million as of March 31, 2008 and December 31, 2008, respectively.

During the first three months of 2009 and 2008, we reported the $0.2 million and $0.2 million, respectively, in accrued loan receivable interest as contra equity. The average annual interest rate in 2009 and 2008 was 3.333% and 4.875%, respectively, on average loan balances of $24.1 million, and $18.4 million, respectively. As of March 31, 2009, the total accumulated interest accrued on the loan receivable was $6.1 million.

Dividends declared and recorded under the Indenture:

No dividends were declared or recorded in the first three months of 2008 or 2009 and we are currently prohibited under our debt covenants from making any restricted payments.

Subsequent events:

Subsequent to March 31, 2009, we entered into the following agreements with the lenders under the Credit Agreement and the Holders:

Credit Agreement — On April 6, 2009, Amendment No. 5 and Waiver No. 4 to the Credit Agreement (“Waiver No. 4”) waived any default that arose from the failure to make the interest payment on the Notes until April 24, 2009.

In addition, Waiver No. 4 deleted the mandatory transaction requirement added by Amendment No. 3 to the Credit Agreement. Prior to its deletion, the mandatory transaction requirement would have required Morris Publishing, Morris Communications or one or more of their subsidiaries to consummate a transaction (or at least sign a binding letter of intent to do so) that would generate sufficient funds to either prepay all loans under the Credit Agreement or purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009). Waiver No. 4 also required Morris Communications to provide certain additional financial and company information to the lenders.

On April 23, 2009, Waiver No. 5 to the Credit Agreement (“Waiver No. 5”) waived any default that arose from the failure to make the interest payment due on the Notes until 5:00 p.m. New York City time on May 28, 2009, however, the waiver will terminate earlier if Amendment No. 2 to the Forbearance Agreement (as described below) is terminated or amended prior to such time or upon other defaults.

Waiver No. 5 also waives any event of default that consists solely of Morris Communications and Morris Publishing failing to deliver by April 16, 2009 consolidated audited financial statements, together with the opinion of independent certified public accountants, with respect to the fiscal year of Morris Communications ending December 31, 2008, provided that such audited financial statements and opinion are delivered prior to 5:00 p.m., New York City time, on April 24, 2009. Morris Communications delivered its audited financial statements and the auditors' opinion to the lenders on April 21, 2009.

Indenture— On April 6, 2009, we entered into an amendment to the Forbearance Agreement (the “Amended Forbearance Agreement”). Under the Amended Forbearance Agreement, the Forbearance Period was extended to April 24, 2009.

During the Forbearance Period, and for up to seven business days thereafter, the Amended Forbearance Agreement restricts our ability to enter into any transaction which would refinance any of our existing senior debt under the Credit Agreement where any affiliate of ours would become a holder of senior debt and limits new liens on our properties, without prior written consent of holders of more than 66 2/3% of the outstanding Notes. The Amended Forbearance Agreement also provided that we submit a restructuring proposal to the Holders’ advisors on or before April 7, 2009 and required delivery to the advisors of detailed information regarding the finances and businesses of Morris Communications, Morris Publishing, and their subsidiaries, including disclosure of information pertaining to the potential sale of certain assets, annual financial information, and agreements such as mortgages related to the Credit Agreement and requires access for discussions with management and advisors.

On April 23, 2009, we entered into Amendment No. 2 to the Forbearance Agreement extending the Forbearance Period to 5:00 p.m., New York City time, on May 28, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ market risk position from the information provided in our annual report dated December 31, 2008 filed with the Securities and Exchange Commission on Form 10-K.

Although some of our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income. (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report and Note 4 to our unaudited condensed consolidated financial statements as of and for the three months ending March 31, 2009 regarding long-term debt).

Based on our $141.0 million of variable rate debt at March 31, 2009, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual interest expense by $1.4 million and net income by $0.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as other risks and factors identified from time to time in other SEC filings.

Most notably, there are currently several factors relating to our outstanding debt that raise significant uncertainty about our liquidity and ability to continue as a going concern. Specifically, our debt far exceeds the current value of our assets, and our creditors may have the right to accelerate the maturity of the debt before the end of May 2009.

The Credit Agreement includes an event of default if we, as borrower, default in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5.0 million or more (such as our not making the February 1, 2009 interest payment of $9.7 million due on the $278.5 million of 7% Senior Subordinated Notes due 2013 (the “Notes”)). Waiver No. 5 (as described below) to the Credit Agreement has waived until 5 p.m. New York time on May 28, 2009 (the "Expiration Time”) any default that arose from our failure to make the interest payment.

In addition, the holders (the “Holders”) of over 80% of the Notes have also granted forbearance until the Expiration Time for any default under the Notes’ indenture (the “Indenture”) that arose from the non-payment of the interest.

If we have not paid the overdue interest (plus default interest), amended or restructured the Notes, or obtained an extension of the Expiration Time, we would be in default under both the Indenture and the Credit Agreement. As a result, we may be required to prepay the entire principal due on the senior debt and the Notes and Morris Communications may be required to pay on its guaranty of the senior debt under the Credit Agreement.

In view of the current volatility in the credit markets and the market conditions in the newspaper industry, it is likely that we will be dependent on the ability of Morris Communications or its guarantor subsidiaries to a) enter into a transaction that would induce a lender to refinance the senior debt, b) raise sufficient funds to purchase the loans and commitments from the existing senior creditors, or c) raise sufficient funds to refinance the senior debt with a new loan from the guarantor. The failure of Morris Communications or its guarantor subsidiaries to consummate any of the transactions noted above would likely require us to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could increase our cost of borrowing, or if such efforts are unsuccessful, the senior creditors could accelerate the senior debt and foreclose on their security interests in substantially all of our assets.

Even if we have paid the overdue interest (plus default interest), or amended or restructured the Notes by the Expiration Time, it is possible that we might not be in compliance with the financial covenants under the Credit Agreement, which may not be determined until Morris Publishing and Morris Communications complete their consolidated financial statements for the first quarter of 2009. Such consolidated financial statements must be delivered to the senior creditors no later than May 30, 2009, two days after the Expiration Time. In addition, we will be unlikely to meet the financial covenants under the Credit Agreement when Morris Publishing and Morris Communications deliver their consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants under Amendment No. 3 to the Credit Agreement terminate). A failure to amend or refinance before the relaxed covenants terminate would prevent us from borrowing on the revolver and it may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the Indenture. Specifically, there is an event of default under the Indenture if we fail to pay other indebtedness (such as the senior debt) exceeding $5.0 million upon final maturity or within 20 days of an acceleration. In such an event, we cannot assure the holders of the Notes that we would have sufficient assets to pay any amounts due on the Notes. As a result, the holders of the Notes may receive no payments or less than the full amount they would be otherwise entitled to receive on the Notes and Holdings’ equity interest in our company may be worthless.

In response to all the factors described above, we are pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and we attempting to refinance or restructure the amounts outstanding on the Notes. However, the timing and ultimate outcome of such efforts cannot be determined at this time.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amendment No. 4 and Waiver No. 2, effective January 28, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement dated as of December 14, 2005.

10.2	Amended Tax Consolidation Agreement, effective January 28, 2009, with Morris Communications Company, LLC and Shivers Trading & Operating Company.

10.3	Waiver No. 3, effective February 26, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement dated as of December 14, 2005.

10.4
Forbearance Agreement, effective February 26, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and US Bank Trust, N.A. (as successor to Wachovia Bank, N. A.), as Indenture Trustee, dated as of August 7, 2003.

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: May 14, 2009	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: May 14, 2009	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)