Form 10-K
MORRIS PUBLISHING GROUP LLC
filed 2010-04-05
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___  to  ___

Commission File Number: 333-112246

Morris Publishing Group, LLC
 (Exact name of Registrant as specified in its charter)

Georgia	26-2569462
(State of organization)	(I.R.S. Employer Identification Number)

725 Broad Street	30901
Augusta, Georgia	(Zip Code)
(Address of principal executive offices)

(706) 724-0851
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if this Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒   No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.

N/A

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒    Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes x    No ¨

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates is $0 as of June 30, 2009 and currently.

Throughout the years 2007 and 2008, Morris Publishing Group, LLC (“Morris Publishing”) was a wholly owned subsidiary of Morris Communications Company, LLC (“Morris Communications”), a privately held media company. On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its parent.

In this report, Morris Publishing is considered as and will be referred to as a wholly owned subsidiary of MPG Holdings, a subsidiary of Shivers. “We,” “us” “Company” and “our” also refer to Morris Publishing and its subsidiaries and “parent” refers to Shivers.

-i-

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors, included herein, as well as other risks and factors identified from time to time in our United States Securities and Exchange Commission filings.

Some of the factors that could cause our actual results to be materially different from our forward-looking statements are as follows:

·	our ability to service our debt;
·	our ability to comply with the financial tests and other covenants in our existing and future debt obligations;
·	further deterioration of economic conditions in the markets we serve;
·	risks from increased competition from alternative forms of media;
·	our ability to contain the costs of labor and employee benefits;
·	our ability to maintain or grow advertising and circulation revenues;
·	our ability to successfully implement our business strategy;
·	our ability to retain employees;
·	industry cyclicality and seasonality;
·	interest rate fluctuations; and
·	fluctuations in the cost of our supplies, including newsprint.

-ii-

Part I

During the last few years, our operations have been adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing decline in advertising revenue in this recession and the loss to other media within various categories. As a result, we recently faced increasing constraints on our liquidity, including our ability to service the principal amount of combined indebtedness owed to our lenders and note holders, with no realistic ability to obtain the necessary additional funds in the capital markets.

On March 1, 2010, we restructured our debt through the consummation of a prepackaged plan of reorganization (the “Prepackaged Plan”) confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total principal amount of our debt outstanding from $416.4 million, plus accrued and unpaid interest, at December 31, 2009 to approximately $107.2 million, plus future cash interest payments. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The Restructuring consisted of the following transactions:

·
The cancellation of the $278.5 million aggregate principal amount of the Original Notes, plus accrued and unpaid interest, in exchange for $100 million aggregate principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"), plus future cash interest payments.

·
Our affiliates made capital contributions of approximately $85 million to us and repaid approximately $25 million of intercompany indebtedness to us, resulting in the cancellation of $110 million, plus accrued paid in kind ("PIK") interest, in the total aggregate principal amount of the Tranche C senior secured debt outstanding under our Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Existing Credit Agreement").

·
We repaid from cash on hand the entire $19.7 million principal amount of Tranche A senior secured debt outstanding under the Existing Credit Agreement, plus accrued interest and a $0.3 million prepayment fee, leaving $6.8 million principal amount of Tranche B senior secured debt (plus approximately $0.4 million of accrued PIK interest) remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Existing Credit Agreement.

See Item 1A-Risk Factors and Item 8-Financial Statements and Supplementary Data, note 6, included herein, for additional information.

After the Restructuring, we expect that, for the reasonably foreseeable future, cash generated from operations will be sufficient to allow us to service our debt, fund our operations, and increase working capital as necessary to support our strategy and to fund planned capital expenditures and expansions.

Under the terms of the indenture to the New Notes (the "New Indenture"), we are generally required to use excess free cash flow to reduce our indebtedness, including indebtedness under a working capital line of credit for up to $10 million that is permitted under the New Indenture; subject to our ability to maintain $7.0 million of cash if we do not have a working capital line of credit. However, our cash reserves or any working capital line of credit may not be able to cover any significant unexpected periods of negative cash flow.

Our stronger capital position and increased liquidity affords us additional time and resources to execute our broader business restructuring strategy, including refinement of our business model, liquidation or sale of select businesses or assets, and efficiency enhancements. We will continue to focus on owning and operating newspapers and other publications in small and mid-size communities. We also will continue to implement strategies in response to declining advertising revenues and changing market conditions, including restructuring the operations of our business and implementing various initiatives to increase revenues and decrease our costs. The reader should evaluate any information provided herein in this context.

Item 1—Business

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC"). In addition, information regarding corporate governance at Morris Publishing, LLC ("Morris Publishing") is also available on this Web site.

The information on our Web site is not incorporated by reference into, or as part of, the annual report on Form 10-K. Further, our reference to the URL for the Web site is intended to be an inactive textual reference only.

Corporate History, Structure and Overview

Origins of the Newspaper Business

The Morris family became involved with The Augusta (Ga.) Chronicle in 1929, when William S. Morris, Jr., father of today’s chairman, became a bookkeeper at the daily newspaper, which was started in 1785 as the Augusta Gazette , the town’s first newspaper. Mr. Morris Jr. purchased The Augusta Chronicle in the early 1940s with a partner, and later purchased his partner’s half interest. William S. Morris III joined the newspaper business in the 1950s and has been our chairman for more than three decades. William S. Morris IV, his elder son, is president and CEO of Morris Publishing.

With the Augusta morning and afternoon newspapers as a base, the business began to expand. In the 1960s, we acquired two other daily newspapers in Georgia — one in Savannah and one in Athens. In 1972, we started our Texas operations, with newspapers in Amarillo and Lubbock. In 1983, we acquired The Florida Publishing Company, which included The Florida Times-Union (Jacksonville, Florida) and other Florida newspapers.

We continued to expand in 1995 with the purchase of all of the outstanding stock of Stauffer Communications, Inc. This purchase included 20 daily newspapers, non-daily newspapers and shoppers, some of which subsequently were sold (as described below).

In 2001, Morris Publishing was formed to assume the newspaper operations of Morris Communications Company, LLC (“Morris Communications”), a privately held media company. The original name, “MCC Newspapers, LLC,” was changed to
“Morris Publishing Group, LLC,” in July 2003.

In recent years, we continued to expand until we sold a portion of our smaller newspapers in 2007:

·
In 2005, we launched Bluffton Today, originally a free daily newspaper, in Bluffton, South Carolina, a vehicle for new innovations in daily newspaper and Web publishing, with much of the content being user contributed.

·
In 2006, we acquired from Community Newspapers, Inc., The (Barnwell, S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The (Edgefield, S.C.) Citizen News and the Sylvania (Ga.) Telephone, all non-daily newspapers located within the Augusta market area.

·
In 2007, we launched North Augusta (S.C.) Today, a free weekly community newspaper specializing in local news and citizen journalism. An online companion to the printed product, NorthAugustaToday.com, mirrors the weekly printed publication and posts breaking news between publications. We also launched Bryan County (Ga.) Now, Effingham County (Ga.) Now, and Frenship (Lubbock, Texas) Today, all weekly newspapers serving the rural areas of our Savannah, Athens and Lubbock markets, respectively.

·
In 2007, we entered into a strategic alliance with Yahoo! Inc., which we refer to as “Yahoo!,” joining the recently formed media consortium, which allows us to reach Yahoo!’s community of online users. Part of that potential has been realized through our agreement with Yahoo! for HotJobs, Search Services, Content Matched Ads and Sponsored Search Ads and through the cross selling of ad space between our properties and Yahoo! Web sites. This arrangement leverages our reach into the local advertising community and leverages Yahoo!’s reach into the local, national and global population.

·	On November 30, 2007, we sold fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse").

Current Corporate Structure

Throughout the years 2007 and 2008, Morris Publishing was a wholly owned subsidiary of Morris Communications. Morris Communications' other divisions included: outdoor advertising, national magazines, visitor publications, radio and book publishing and distribution. It also has an online and technology division.

On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation, both subject to the then-existing pledges of the membership interests of Morris Publishing and Morris Communications to the administrative agent for the lenders under the Credit Agreement, dated as of December 14, 2005 (the “Original Credit Agreement”).

Subsequent to the reorganization, (i) we remain an indirect subsidiary of Shivers, and (ii) Morris Communications remains our affiliate, but is no longer our parent.

In this report, Morris Publishing and its subsidiaries are considered as and will be referred to as wholly owned subsidiaries of MPG Holdings, a subsidiary of Shivers, our indirect parent. Morris Communications and its subsidiaries are considered affiliates and were guarantors of the senior debt under the both the Original Credit Agreement and the Existing Credit Agreement.

Overview

Morris Publishing owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Our corporate offices are located at 725 Broad Street, Augusta, Georgia, 30901 and our telephone number at this address is 706-724-0851.

Our 13 newspapers are geographically dispersed, primarily serving mid-sized to small communities in Florida, Georgia, Texas, Kansas, Minnesota, Alaska, Arkansas, and South Carolina. The majority of our daily newspapers have no significant competition from other local daily newspapers in their respective communities.

At the end of 2009, our largest newspapers were The Florida Times-Union, Jacksonville, Florida, The Augusta Chronicle, Georgia, The Topeka Capital-Journal, Kansas, Savannah Morning News, Georgia, Lubbock Avalanche-Journal, Texas, Amarillo Globe-News, Texas, and the Athens Banner-Herald, Georgia, which together account for approximately 87% of both our current daily and Sunday circulation.

We operate in a single reporting segment, and the presentation of our financial condition and performance is consistent with the way in which our operations are managed. However, from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets. In addition, each newspaper’s 2009 advertising revenues were impacted by the recession and the secular changes in our industry.

Our total net operating revenue from continuing operations for 2009 was $257 million and has ranged between $322 million and $404 million over the previous four years.

We have two primary sources of revenue: advertising and circulation. In 2009, the advertising source, including both print and online media formats, represented 71.9% of total operating revenues. We are constantly working to maximize our competitive advantage to grow our advertising revenues. Retail, classified and national advertising revenue represented 59.7%, 33.0% and 7.3%, respectively, of our total 2009 advertising revenue, compared to 55.8%, 37.0%, and 7.2%, respectively, in 2008.

Online advertising revenue, included in all advertising categories above, represented 13.6% of our total 2009 advertising revenue, up from 13.2% in 2008. Compared to 2008, total page-views were 649 million, down 53 million, or 7.5%, and unique visitors were 58 million, up 4.6 million, or 8.6%, reflecting our customers’ migration to the Internet platform.

Advertising revenue is primarily determined by the linage, Internet page views, rate and mix of advertisements. The advertising rate depends largely on our market reach, primarily through circulation, and readership. Circulation revenue is based on the number of newspapers sold.

During 2009, the circulation source represented 24.7% of total net operating revenue.

Our other revenues consist primarily of commercial printing, periodicals, other online revenue, licensing and royalty fees and other miscellaneous revenue, and represented 3.4% of our 2009 total operating revenue.

Newsprint and employee expenses are the primary costs at each newspaper.

In addition, our past operating performance has been affected by fluctuating newsprint prices. The following table reflects the percent change in our average price of newsprint and the total tonnes of 30 pound newsprint consumed for the last ten years:

(Actual tonnes)	% Change in Average Price	Tonnes* Consumed
2000	9.9%	98,788
2001	1.0%	88,151
2002	(21.3%)	84,788
2003	4.5%	82,304
2004	10.2%	80,800
2005	10.3%	79,881
2006	7.4%	70,200
2007	(10.4%)	72,474
2008	21.6%	45,804	**
2009	(17.6%)	34,378
10 year total	(7.3%)	737,568

*30 # Newsprint basis
**Note that a significant portion of the decrease in tonnes consumed in 2009 was due to our sale of 14 newspapers and other publications to GateHouse in November 2007. These publications consumed approximately 10,032 tonnes in 2007.

Since December 31, 2006, we have eliminated through attrition or staff reductions 1,010 full time equivalent employees (“FTE’s”), or about 32% of our workforce. Jacksonville, alone, accounted for 43% of the reduction. These work force reductions were made in response to our declining revenues and the current economic conditions. In addition, a significant portion of our work force reductions were from natural attrition.

Shared Services

Morris Communications has provided and will continue to provide management and related services to us, as well as all of its operating subsidiaries. A significant portion of the personnel of Morris Communications’ time was and will continue to be devoted to our affairs.

Morris Communications, its subsidiaries or affiliates currently provide senior executive management services and personnel (including the services of Mr. William S. Morris III, Mr. William S. Morris IV, Mr. Craig S. Mitchell and Mr. Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel, corporate communications, real estate, online services, research services, architectural and engineering, and external and internal audit functions, purchasing and participation in the Shared Services Center operated by MStar Solutions, LLC (“MStar”).

As compensation for these services, Morris Communications was entitled to receive management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business (such allocations to be based upon time and resources spent on the management of our business by Morris Communications).

In addition, as part of the initiatives to develop the Shared Services Center and technological platform, we were paying the lesser of our allocable share (based upon usage) of the actual costs of operations of MStar or 2.5% of our total annual net operating revenues.

On May 16, 2008, we entered into a second amendment to the services contract, which was designed to eliminate the fees payable by us for management, technology and shared services to our parent for the period from May 1, 2008 through December 31, 2008. The intent of this amendment was to retain cash. Effective October 1, 2008, we entered a third amendment to the services contract which repealed the elimination of these fees and reinstated the payment of these fees to our parent.

We recorded the costs of these services based on the percentages above for the period May 1, 2009 through September 30, 2009 within other operating costs and treated the cost of these services as a capital contribution by our parent.

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement, effective March 1, 2010, changing the fees payable by us to the actual amount of costs of providing the services, with the fees not to exceed $22 million in any calendar year.

Employee-relations

At December 31, 2009, we employed approximately 1,847 full-time and 335 part-time employees, none of whom is covered by collective bargaining agreements. We believe that our relations with our employees are generally good.

During 2008 and 2009, work force reductions were made as part of multiple efficiency and consolidation efforts taken in response to our declining revenues and the current economic conditions. In addition, a significant portion of our work force reductions were from natural attrition. Average FTE's were down 21.7% and 13.0% in 2009 and 2008, respectively.

Severance payments were made to terminated employees based on pay level and length of service. Severance payments totaled $0.4 million, $3.8 million, and $1.0 million in 2009, 2008 and 2007, respectively.

We provide competitive medical, prescription drug, dental and group life insurance programs for full-time employees. Under our medical insurance plan we are self insured, therefore, we pay a substantial portion of the employee medical costs. However, effective July 13, 2008, we indefinitely suspended the employer match (up to 5% of each eligible employee’s wages) under the 401(k) benefit plan. In addition, we terminated coverage under the post retirement benefit plan for all claims incurred after December 31, 2008.

Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions were 5 percent for those who earn less than $25,000 per year, 7.5 percent for those earning $25,000 to $50,000, and 10 percent for those earning $50,000 or more.

Seasonality

Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter tends to be the strongest quarter as it includes holiday season advertising.

Competition

While most of our daily newspapers are the only daily newspapers published in their respective communities, they do compete within their own geographic areas with other weekly newspapers in their own or adjacent communities, other daily newspapers published in adjacent or nearby cities and towns, as well as regional and national newspapers. Competition for advertising and paid circulation comes from local, regional and national newspapers, shoppers, radio and television broadcasters, cable television (national and local), direct mail, electronic media, including the Internet, and other forms of communication and advertising media that operate in our markets. Competition for advertising revenue (the aggregate amount of which is largely driven by national and regional general economic conditions) is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Our non-daily publications, including shoppers, compete primarily with direct mail advertising, shared mail packages and other private advertising delivery services.

Operating Strategy

Despite facing the dual challenges from a difficult economy and from new technologies that have provided more competition for information and advertising, we remain dedicated to making the changes that must be made for us to prosper in a changing age.

While print advertising has declined over the last few years, the difference was not made up by online advertising gains. As we strive to maximize Internet revenue, we are still focusing on our core print products. The print format is a major medium that still works for our readers, advertisers and communities. The market share with our print products gives us a true competitive advantage and a platform from which we can market and promote the right online products to a high level of success.

While many advertisers are currently experimenting with many forms of advertising, we believe that many former clients will return to our newspapers, seeking a combination of print and online advertising. Our strategy is to be able to provide diversified advertising in any form.

In addition, we seek to utilize advanced technology and superior content to be fully engaged in meeting the industry imperative of building and maintaining circulation and readership in a competitive climate. In all of our news and information products, we are committed to local coverage and to the highest standards of journalism. We are dedicated to coverage that acknowledges the diversity of our readers.

Daily Newspapers

Newspapers form the core of our business unit. Our daily and non-daily newspapers have a total combined circulation of more than 600,000. We have a concentrated presence in the Southeast, with four signature holdings, including the Florida Times-Union (Jacksonville), the Savannah Morning News, the Athens Banner-Herald and the Augusta Chronicle, our original and flagship newspaper. Our daily newspapers have online sister publications as an additional service for readers and advertisers alike. Both print and online editions consistently win industry awards for content, photography and design. In all our news products, we are committed to local news coverage and to the highest standards of journalism.

The following table sets forth our 13 daily newspapers and their respective Web sites which were owned and operated by us at December 31, 2009:

Daily newspaper markets	Publication	Web site

Alaska
Juneau	Juneau Empire	www.juneauempire.com
Kenai	Peninsula Clarion	www.peninsulaclarion.com

Arkansas
Conway	Log Cabin Democrat	www.thecabin.net

Florida
Jacksonville	The Florida Times-Union	www.jacksonville.com
St. Augustine	The St. Augustine Record	www.staugustine.com

Georgia
Athens	Athens Banner-Herald	www.onlineathens.com
Augusta	The Augusta Chronicle	www.chronicle.augusta.com
Savannah	Savannah Morning News	www.savannahnow.com

Kansas
Topeka	The Topeka Capital-Journal	www.cjonline.com

Minnesota
Brainerd	Brainerd Dispatch	www.brainerddispatch.com

South Carolina
Bluffton	Bluffton Today	www.blufftontoday.com

Texas
Amarillo	Amarillo Globe-News	www.amarillo.com
Lubbock	Lubbock Avalanche-Journal	www.lubbockonline.com

Jacksonville: The Florida Times-Union, which we have operated since 1983, is our largest newspaper and serves the Jacksonville, Florida, metropolitan area of 516,000 households with an adult population of approximately 1.0 million.

Augusta: The Augusta Chronicle, which we have operated since the early 1940s, is our second largest newspaper and serves the Augusta, Georgia community of approximately 196,000 households with an adult population of approximately 400,000.

Savannah: The Savannah Morning News, which we have operated since the 1960s, serves the Savannah, Georgia, community of approximately 127,000 households with an adult population total of approximately 253,000.

Topeka: The Topeka Capital-Journal, which we have operated since 1995, serves the Topeka, Kansas, community of approximately 93,000 households with an adult population of approximately 179,000.

Lubbock: The Lubbock Avalanche-Journal, which we have operated since 1972, serves Lubbock, Texas, a community of approximately 106,000 households with an adult population of approximately 196,000.

Amarillo: The Amarillo Globe-News, which we have operated since 1972, serves Amarillo, Texas, a community of approximately 87,000 households with an adult population of approximately 189,000.

Athens: The Athens Banner-Herald, which we have operated since 1972, serves Athens, Georgia, a university community of approximately 71,000 households with an adult population of approximately 150,000.

Non-Daily Newspapers

The following table sets forth our non-daily publications and visitor publications owned and operated by us at December 31, 2009, most of which are in close proximity to daily newspaper markets:

Market	Publication

Alaska
Homer	Homer News
Juneau	Capital City Weekly

Florida
Jacksonville	My Clay Sun, Shorelines, St. Johns Sun, Nassau Sun, Mandarin Sun, Southside Sun, Arlington Sun, Northside Sun

Georgia
Bryan County	Bryan County Now
Effingham County	Effingham Now
Martinez	The Columbia County News-Times
Thomson	The McDuffie Mirror
Louisville	The News and Farmer and Wadley Herald/The Jefferson Reporter
Sylvania	Sylvania Telephone

Minnesota
Pequot Lakes	Lake Country Echo
Pine River	Pine River Journal

South Carolina
Barnwell	The People-Sentinel
Edgefield	The Citizen News
Hampton County	The Hampton County Guardian
Hardeeville	Hardeeville Today
North Augusta	North Augusta Today (NorthAugustaToday.com)
Ridgeland	Jasper County Sun

Texas
Lubbock	Frenship Today

Florida
St. Augustine	Where Quick Guide

Other Publications

Our city magazines, located in Athens, Augusta and Savannah, cover the people, issues and events of their respective communities. In addition, many of our daily newspapers produce additional magazines that regularly serve their respective communities with high-quality local features. Publications such as Coastal Antiques and Art and Coastal Senior are produced through the Morris Publishing daily newspaper, the Savannah Morning News.

Skirt! is a free monthly magazine distributed in print and/or online in 14 markets across the country that features content on issues important to women.

The following tables set forth our city and other magazines and publications either owned and operated by us or licensed to a third party at December 31, 2009:

Market
City Magazines
Georgia
Athens	Athens Magazine (1)
Augusta	Augusta Magazine (1)
Savannah	Savannah Magazine (1)

Other Magazines
Alabama
Birmingham	Skirt! magazine (1), (3)

California
Ventura	Skirt! magazine (1), (3)

Florida
Jacksonville	Car Paper (1), (5)
Jacksonville	Career Paper (1), (5)
Jacksonville	Discover Jacksonville (1), (5)
Jacksonville	H Magazine: The Pulse of Today’s Health (1), (5)
Jacksonville	Florida Military Publications (6)
St. Augustine	Eco Latino (1)
Tampa/St. Petersburg	Skirt! magazine (1), (3)

Georgia
Atlanta	Skirt! magazine (1), (3)
Athens	Skirt! magazine (1), (3)
Augusta	Skirt! magazine (1), (4)
Augusta	Augusta Family Magazine (1)
Savannah/Hilton Head	Skirt! magazine (1)
Savannah/Hilton Head	Coastal Antiques and Art, Coastal Senior (1)

Kentucky
Lexington	Skirt! magazine (2)

Massachusetts
Boston	Skirt! magazine (1), (3)

Minnesota
Brainerd	Her Voice (1)
Pequot Lakes	Echoland-Piper Shopper (1)
Pine River	Echoland-Piper Shopper (1)

North Carolina
Charlotte	Skirt! magazine (2)
Greensboro	Skirt! magazine (2)
Raleigh	Skirt! magazine (2)
Winston Salem	Skirt! magazine (2)

Market
Other Magazines
South Carolina
Beaufort	The Boot (6)
Beaufort	Jet Stream (6)
Charleston	Skirt! magazine (1)
Columbia	Skirt! magazine (1), (4)
Greenville	Skirt! magazine (2)
Ridgeland	The Jasper Shopper(1)

Tennessee
Knoxville	Skirt! magazine (2)
Memphis	Skirt! magazine (2)

Texas
Houston	Skirt! magazine (1), (3)
Lubbock	Skirt! magazine (1), (3)
Lubbock	Lubbock City Magazine (1)

Virginia
Richmond	Skirt! magazine (2)

1	Owned by Morris Publishing
2	Licensed to third party
3	Published only online
4	Augusta and Columbia Skirt! publication is combined
5	Published as part of the Florida Times-Union
6	Published for a third party

Free community papers are dedicated advertising vehicles designed to provide customers with reliable, no-frills opportunities for sales and purchases, along with practical community news and information. Both readers and advertisers look to these publications, popularly known as “shoppers,” for quick contact, quick information and quick results. Our shoppers are published in eight states and have a total circulation of approximately 230,000.

Overview of the Newspaper Industry

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

Data on our market position and market share within our industry is based, in part, on independent industry publications, government publications, reports by market research firms or other published independent sources, including Newspaper Association of America and Audit Bureau of Circulation statistics. Unless otherwise indicated, all circulation information contained in this report for Morris Publishing is based upon our internal records, and represents yearly averages for daily or Sunday circulation.

Key Cost Drivers: Labor and Newsprint

Labor: Labor costs represent approximately 35-40% of total industry revenues. Total industry employment steadily declined in the 1990s, as significant investment in more automated production methods led to efficiencies and higher productivity per worker. However, industry-wide medical and health care insurance and pension benefit costs are rising.

Newsprint: Newsprint costs (the cost of basic raw material) represent 8-15% of newspapers’ total revenues and is purchased by most companies from suppliers through a newspaper consortium. The supply of newsprint should remain adequate for the industry needs, and the industry’s relationship with the newsprint producers is generally good. However, price fluctuations have a significant effect on each newspaper company’s results of operations.

Newsprint prices are volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. We have not entered into hedging contracts for newsprint.

Key Revenue Drivers: Advertising and Circulation

The newspaper industry is reported to generate annual revenues of approximately $57 billion in the United States primarily based on advertising and circulation. On average, 80% of the industry’s revenue is derived from print and online advertising, while 20% comes from circulation. Approximately 74% of all newspaper revenue is from the print advertising media.

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

There are three major classifications of newspaper advertising — retail, classified, and national:

•
Retail advertising, also called local advertising, has made up approximately 50% of total newspaper advertising. Main advertisers in this category are department and discount stores, grocery and drug stores, and furniture and appliance stores with local accounts and/or local retail operations. Local retail businesses that do display advertising also fall in this category;

•
Classified advertising includes employment, real estate sales or rentals, automotive and other categories, and has comprised approximately 34% of total newspaper advertising. It is the most cyclical type of newspaper advertising; and

•
National advertising, also known as general advertising, includes manufacturers’ product advertising, travel and resorts, or retailers with no local representatives in the market. This category is the smallest, and has comprised approximately 16% of total newspaper advertising, and carries the highest rates.

In recent years, the slumping retail market has reduced demand for retail advertising, and the rise in the national unemployment rate, coupled with the decline in the real estate and automotive sectors, has led to a significant decline in classified advertising.

With the increased competition from other forms of media and slumping advertising revenues, the downward pressure on newspaper earnings will likely remain intense in the near-term. “See Risk Factors — Risks Relating to Our Business and Industry.”

Circulation and Readership

Circulation is important to the newspaper industry in two ways. From an editorial perspective, increased circulation demonstrates the quality of the editorial product and the demand for the paper from readers. From a revenue perspective, advertisers are generally willing to pay higher rates for greater reach.

The newspaper industry has faced circulation and readership declines over the past 25 years, with a large part of the decline due to a decline in evening newspapers, and the emergence of nightly news broadcasts, 24-hour news channels and the Internet. Partially offsetting such declines, the total number of morning daily newspapers has more than doubled over that period.

The advertising recession over the past few years has driven publishing companies to reduce their operating costs. Consequently, the industry is experiencing a trend toward consolidation. By owning multiple properties in specific markets, newspaper publishers can spread costs and achieve greater efficiencies.

Telemarketing rules adopted by the FTC and FCC, including the “National Do-Not-Call Registry” and regulations, have had an impact on the industry’s ability to source subscriptions through telemarketing. The industry has implemented several programs to offset the effect of this legislation and is focusing on retaining current customers through stronger retention efforts, which include increased customer service, lengthening the subscription periods for new and existing customers, and new payment methods.

Newspapers have begun efforts in circulation and advertising target marketing segmentation. This allows newspapers to target individual households based on various demographic and lifestyle characteristics, focusing on those that “look like” the best and most desired customers. Newspapers believe that this effort plus increased retention efforts will allow them to better control circulation volumes and to grow circulation in the geographic and demographic groups that advertisers want.

Online

The Internet provides an additional medium through which newspapers reach audiences, and newspapers have ventured online to increase readership and leverage their local brands. Prior to the economic recession in 2008 and 2009, overall Internet and home broadband penetration had risen substantially during the previous ten years, with approximately one-third of all Internet users looking for local news turning to online newspapers.

Online advertising revenue makes up approximately 7% of total newspaper advertising. Online advertising consists of display, banner, rich media, directories, classified or other advertising on Web sites associated and integrated with print publications and on third-party affiliated Web sites, such as Yahoo!.

Historically, the majority of local online advertising dollars came from classifieds, with the Internet accounting for about 13-15% of all help wanted revenues. However, due to the current economic conditions and competition from other third-party online vendors, newspapers have seen a significant decline in revenues from all major classified online categories.

FCC Regulatory Matters

➢ FCC Ownership Rules

Morris Communications, which is under common control with Morris Publishing, owns subsidiaries which, in turn, own or have other interests in radio broadcast stations that are subject to regulation by the Federal Communications Commission (“FCC” or “Commission”) under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, and as set forth in more detail below, the FCC’s rules restrict common ownership or control of interests in broadcast stations and certain other media properties in the same market. Relevant to Morris Publishing and its affiliates, these restrictions limit (1) combinations of daily newspapers and radio or television stations in the same market (the “Newspaper/ Broadcast Cross-Ownership Rule”); (2) the number of radio stations in which a single party may have “attributable interests” in a market (the “Local Radio Ownership Rule”); and (3) certain combinations of television and radio stations in the same market (the “Radio/Television Cross-Ownership Rule”). Morris Communications’ broadcast interests may restrict our opportunity to acquire additional newspapers in certain geographic locations. Those interests and Morris Publishing’s ownership of newspapers may also restrict our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties. In addition, other affiliates of Morris Communications hold interests in cable systems. While our current media holdings and those of our affiliates are not affected by these cable interests, such interests could restrict the range of investments that we and our affiliates can make in other communications businesses, such as local telephone service or video programming, under current FCC rules.

In September 2003, the FCC relaxed many of its ownership restrictions. However, on June 24, 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes. The court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in September 2003. In December of 2007 the FCC adopted a Report and Order that left most of the Commission’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s Report and Order. Those appeals were consolidated in the Third Circuit in November 2008 and remain pending. The Third Circuit has stayed implementation of the 2007 changes to the newspaper/broadcast cross-ownership ban and, accordingly, the pre-existing version of the rule remains in place. Certain other parties jointly filed a petition for reconsideration of the decision with the FCC, which also remains pending. In 2010, the FCC again will be required to undertake a comprehensive review of its media ownership rules pursuant to its statutory quadrennial review obligations to determine whether the rules remain necessary for the public interest.

➢ Attribution for Purposes of the FCC’s Ownership Rules

The FCC’s ownership rules restrict the ability of individuals or entities to have “attributable interests” in certain media outlets. Both ownership of daily newspapers and ownership of FCC broadcast station licensees are attributable interests for purposes of the FCC’s ownership restrictions. In addition, radio station joint sales agreements (“JSAs”) are attributable if the brokering party (1) sells more than 15 percent of the brokered station’s advertising time per week and (2) owns or has an attributable interest in another radio station in the local market. As discussed in more detail below, in addition to the newspapers and radio stations owned by Morris Communications and its affiliates, a Morris Communications subsidiary is party to an attributable JSA in the Amarillo, Texas market, where Morris Publishing owns the local newspaper.

➢ Newspaper/Broadcast Cross-Ownership Rule

The Newspaper/Broadcast Cross-Ownership Rule generally prohibits one party from holding attributable interests in both a commercial broadcast station and a daily newspaper in the same community. Pursuant to the FCC’s December 2007 decision, however, the Commission would evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The Commission would apply a presumption that the combination is in the public interest if it is located in a top-20 Nielsen Designated Market Area (“DMA”) and involves the combination of a newspaper and only one television station or one radio station. If the combination involves a television station, the presumption would only apply where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA. All other combinations would be presumed not in the public interest. That negative presumption could be reversed if the combination would result in a new local news source that provides at least seven hours of local news programming per week or if the property being acquired has failed or is failing. The December 2007 changes to the Newspaper/Broadcast Cross-Ownership Rule are stayed and subject to appeal and FCC reconsideration. In addition, the rule will be subject to further FCC review in the 2010 quadrennial review proceeding.

In the Topeka, Kansas market, Morris Publishing publishes the Topeka Capital-Journal, and a Morris Communications subsidiary is the licensee of WIBW (AM) and WIBW-FM, both of which are licensed to Topeka. Similarly, in the Amarillo, Texas market, Morris Publishing publishes the Amarillo Globe-News, while Morris Communications has attributable interests in three radio stations licensed to Amarillo – KGNC (AM) and KGNC-FM (both of which are licensed to a Morris Communications subsidiary) and KXGL(FM) (for which a Morris Communications subsidiary is party to an attributable JSA). These combinations are held pursuant to temporary waivers of the Newspaper/Broadcast Cross-Ownership Rule. Pursuant to the Commission’s 2007 decision, Morris Communications must seek continued waivers of this restriction in order to continue ownership of the Amarillo and Topeka properties. Should the Commission deny one or both of these requests, Morris Communications or Morris Publishing may be forced to divest media properties or take other steps to come into compliance with the Newspaper/Broadcast Cross-Ownership Rule. Further, the Newspaper/Broadcast Cross-Ownership Rule could affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties.

➢ Local Radio Ownership Rule

The FCC’s current rules limit the number of radio stations in which a single party may have an attributable interest in a single market. These limitations vary, depending on market size. The Commission uses Arbitron-defined markets, where available, to delineate the relevant markets for purposes of these restrictions. In areas outside of Arbitron’s defined markets, station signal contour overlaps provide the relevant market definition.

Morris Communications’ existing radio ownership complies with the Commission’s current Local Radio Ownership Rule. As indicated above, the FCC’s December 2007 decision is stayed and subject to appeal and FCC reconsideration, however, and an ongoing FCC rulemaking proceeding is considering alternative ways to define radio markets located outside of Arbitron-rated markets. Morris Communications believes, but cannot guarantee, that this proceeding will have no adverse impact on compliance of its existing radio ownership with FCC requirements. The FCC’s Local Radio Ownership Rule could also affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties.

➢ Radio/Television Cross-Ownership Rule

The FCC’s current Radio/Television Cross-Ownership Rule allows a party to own one or two TV stations and a varying number of radio stations within a single market, depending on the size of that market and other factors. This restriction does not have an impact on Morris Communications’ current broadcast holdings, but could affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties. The Radio/Television Cross-Ownership Rule is also subject to appeal and FCC reconsideration and to further FCC review in the 2010 quadrennial proceeding.

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

Environmental Matters

Our newspapers use inks, photographic and cleaning chemicals, solvents and fuels. The use, management and disposal of these substances and our operations in general are regulated by federal, state, local and foreign environmental laws and regulations including those regarding the discharge, emission, storage, treatment, handling and disposal of regulated hazardous or toxic substances as well as remediation of contaminated soil and groundwater. These laws and regulations impose significant capital and operating costs on our business and there are significant penalties for violations.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners or operators’ releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of regulated materials at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Many of our facilities have never been subjected to “Phase I” environmental site assessments or audits. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

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

Item 1A—Risk Factors

The risks described below may not be the only risks we face.

Risks to Holders of New Notes

Restructuring:

On March 1, 2010, we restructured our debt through the consummation of a prepackaged plan of reorganization (the “Prepackaged Plan”) confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total principal amount of our debt outstanding from $416.4 million, plus accrued and unpaid interest, at December 31, 2009 to approximately $107.2 million, plus future cash interest payments. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The Restructuring consisted of the following transactions:

·
The cancellation of the $278.5 million aggregate principal amount of the Original Notes, plus accrued and unpaid interest, in exchange for $100 million aggregate principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"), plus future cash interest payments.

·
Our affiliates made capital contributions of approximately $85 million to us and repaid approximately $25 million of intercompany indebtedness to us, resulting in the cancellation of $110 million, plus accrued paid in kind ("PIK") interest, in the total aggregate principal amount of the Tranche C senior secured debt outstanding under our Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Existing Credit Agreement").

·
We repaid from cash on hand the entire $19.7 million principal amount of Tranche A senior secured debt outstanding under the Existing Credit Agreement, plus accrued interest and a $0.3 million prepayment fee, leaving $6.8 million principal amount of Tranche B senior secured debt (plus approximately $0.4 million of accrued PIK interest) remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Existing Credit Agreement.

Under the terms of the New Indenture, the New Notes will bear 10% interest commencing March 1, 2010, payable in cash quarterly; provided, however, that the interest rate could increase during the time that any “Refinanced Debt” (as defined in the New Indenture) is outstanding, to a rate equal to the greater of 10% in cash or the highest rate payable on the Refinanced Debt plus 5% (with one-half of the interest being payable quarterly in cash and the other half being PIK interest in the form of an addition to the principal amount of the New Notes).

Under the New Indenture, we may incur Refinanced Debt within 150 days after March 1, 2010, in order to refinance our $6.8 million (plus accrued PIK interest) Tranche B term loan under the Existing Credit Agreement. If we are able to use available cash or borrowings from a new working capital facility to immediately repay the entire amount of any Refinanced Debt, then the interest rate on the New Notes would remain at 10% payable in cash.

The New Notes are secured by a lien on substantially all of our assets. The New Notes rank pari passu with the Tranche B term loan and principal payments on the New Notes and the Tranche B term loan will generally be made in proportion to the amounts outstanding, except that the Tranche B term loan may be paid with Refinanced Debt incurred within 150 days after March 1, 2010. The New Notes, and the liens securing the New Notes, will be subordinated to any of our senior debt, which may include any Refinanced Debt and a $10 million working capital facility which may be incurred in the future.

Under the terms of the New Indenture, we generally must use our monthly positive cash flow to repay any Refinanced Debt, then any amounts outstanding on a working capital facility, and then to proportionally redeem the New Notes and, if the Tranche B term loan has not been refinanced, to prepay the Tranche B term loan. Such cash flow payments will not be required if and to the extent we would not have either $7.0 million of available cash or an available working capital facility.

Under certain conditions, the notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the New Indenture, the Issuers must offer to use proceeds to redeem the Notes. Upon a change of control of Morris Publishing, the Issuers must offer to repurchase all of the New Notes.

The New Indenture contains various representations, warranties and covenants generally consistent with the Indenture with respect to the Original Notes (the "Original Indenture"), including requirements to provide reports and to file publicly available reports with the United States Securities and Exchange Commission (the “SEC”)

(unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures. In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. In addition, the holders of the New Notes have the right to appoint an observer to our Board of Directors and each of our subsidiaries.

After the Restructuring, our indebtedness and other obligations continue to be significant. If the current economic environment does not improve, we may not be able to generate sufficient cash flow from operations to satisfy our obligations as they come due, and, as a result, we would need additional funding, which may be difficult to obtain.

After the March 1, 2010, the effective date of the Restructuring, we continued to have a significant amount of indebtedness and other obligations that are likely to have several important consequences to our business. For example, our indebtedness and other obligations:

•
require us to dedicate a significant portion of our cash flow from operations to the payment of principal and interest on our indebtedness and other obligations, which would reduce the funds available to fund working capital, capital expenditures and other general corporate purposes in running our businesses;

•	make it more difficult for us to satisfy our obligations;
•	limit our ability to withstand competitive pressures;
•	make us more vulnerable to any continuing downturn in general economic conditions and adverse developments in our industry and business; and
•	reduce our flexibility in responding to changing business and economic conditions.

If we are unable to return to sustained profitability as a result of our Restructuring, and/or if current economic conditions do not improve in the foreseeable future, we may not be able to generate sufficient cash flow from operations in the future to allow us to service our debt (including the New Notes, our debt under the Existing Credit Agreement and any other debt we may incur, such as a working capital facility), pay our other obligations as required and make necessary capital expenditures, in which case we likely would need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing.

If these alternatives are not available in a timely manner or on satisfactory terms or are not permitted under our existing agreements, we may default on our debt obligations. Such a default could result in the acceleration of all our debts or have other serious adverse consequences for the holders of the New Notes.

After the Restructuring, inadequate liquidity could materially adversely affect our future business operations.

After the Restructuring, we will still require significant additional funding during 2010 and beyond to manage and operate our businesses. Given the current business environment, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity through 2010 and beyond, following consummation of the Restructuring, will depend on our ability to enter into a working capital facility, successfully operate our business, continue to curtail operating expenses and capital spending, and, potentially, complete various asset sales. Our forecasted liquidity needs are highly sensitive to changes in each of these and other factors.

After the Restructuring, even if we successfully implement our business restructuring strategy and successfully operate our businesses, we may be required to execute asset sales or other capital-generating actions over and above our normal finance activities and cut back or eliminate other programs that are important to the future success of our businesses.

The terms of the New Indenture will require us to use our cash flow from operations to repay our indebtedness, subject to our ability to maintain a relatively small amount of cash ($7.0 million) if we do not have a working capital facility up to $10 million. If we incur losses from operations, we may not have sufficient liquidity to continue our business.

The New Indenture and our Existing Credit Agreement contain restrictions that limit our flexibility in operating our business.

The New Indenture and our Existing Credit Agreement contain various covenants that limit our ability to engage in specified types of transactions. Subject to the limitations and exceptions set forth in the New Indenture and our Existing Credit Agreement, these covenants restrict our ability to, among other things:

•	incur liens, other than customary permitted liens;
•	incur indebtedness, other than customary permitted indebtedness;
•	make material modifications or amendments to affiliate agreements or other agreements;
•	engage in affiliate transactions;
•	engage in certain specified investments;
•	engage in mergers, dispositions, asset sales and other fundamental changes;
•	engage in equity pledges;
•	incur capital expenditures in excess of $10 million in the aggregate during any calendar year;
•	reduce the amount of cash on hand plus availability under a working capital facility, if applicable, below $2 million;
•	take any actions that could cause us to violate any financial covenants;
•	change the nature of our business; and
•	make certain restricted payments.

A breach of any of these covenants, or any other covenant in the New Indenture, could result in a default under the New Indenture or our Existing Credit Agreement. In addition, any debt agreements we enter into in the future (including a working capital facility) may further limit our ability to enter into certain types of transactions.

Our ability to comply with these covenants is partly dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the New Indenture or our Existing Credit Agreement, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt. Any future credit agreement we enter into may contain similar or even more restrictive covenants.

We do not expect to have the funds necessary to repay the New Notes at maturity.

We do not expect to have access to sufficient funds to repay the New Notes at maturity. Absent significant improvements in our business, we will require third-party financing to repay the New Notes at maturity. Our ability to obtain third-party financing may be dependent upon an improvement in credit markets in general, and specifically an improvement in the availability of financing to the newspaper industry. We cannot assure the holders of the New Notes that we will be able to obtain that financing.

We may not have the funds necessary to redeem or repurchase the New Notes upon a change in control or in certain other circumstances, as required by the New Indenture.

The New Indenture requires us to offer to redeem or repurchase the New Notes upon the occurrence of a change in control and in certain other circumstances on the terms set forth in the New Indenture. If we do not have or have access to sufficient funds to redeem or repurchase the New Notes, then we would not be able to redeem or repurchase the New Notes when required to do so.

We likely would require third-party financing to be able to redeem or repurchase the New Notes in these circumstances. Our ability to obtain third-party financing may be dependent upon an improvement in credit markets in general, and specifically an improvement in the availability of financing to the newspaper industry. We cannot assure the holder of the New Notes that we will be able to obtain that financing.

The value of the collateral securing the New Notes may be insufficient to provide for payment in full of the New Notes.

No appraisal of the value of the collateral has been made in connection with the exchange by us or any other party retained by us. The value of the collateral in the event of enforcement against the collateral or our liquidation will depend on market and economic conditions, the availability of buyers and other factors. The value of the collateral securing the New Notes may be insufficient to satisfy the claims of the holders thereof. Such value may be materially diminished or impaired by any bankruptcy, reorganization or other proceedings involving us or any of our subsidiaries or by the regulatory consequences thereof or by any of the other matters discussed in these risk factors, as well as factors beyond our control and the control of our creditors.

By its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. Some of the collateral may have no significant independent value apart from the other pledged assets. The value of the assets pledged as collateral for the New Notes could be impaired in the future as a result of changing economic conditions, competition or other future trends or uncertainties. In addition, the New Indenture and related security documents provide only limited covenant protections with respect to the collateral, and may not protect against actions that could be taken by us that could impair the value of the collateral or the value of the subsidiaries whose stock is pledged to secure the New Notes.

The liens securing the New Notes and the Guarantees will be junior to the existing liens on such assets granted to the creditors under a working capital facility. The parties holding liens with higher priority than the liens securing the New Notes could proceed against the collateral subject to their respective liens. In that event, any proceeds received upon a realization of the collateral would be applied to amounts due to such creditors before any proceeds would be available to make payments on the New Notes. The value of the collateral may not be sufficient to repay the holders of the New Notes in addition to the other applicable lien holders. We cannot assure the holders of the New Notes that the proceeds from the sale or sales of all of such collateral would be sufficient to satisfy the amounts outstanding under the New Notes and other obligations secured by the same collateral, after payment in full of all obligations secured by higher-priority liens on the collateral.

Your right to receive payments on the New Notes may be junior to the future refinanced senior indebtedness.

The New Notes will be subordinated in right of payment to the prior payment in full of any refinanced Tranche B term loan senior indebtedness if the Tranche B term loan is refinanced within 150 days of the consummation of the Restructuring with a new facility provided solely by a commercial bank unaffiliated with us. As a result of the subordination provisions set forth in the New Notes Indenture and the Intercreditor Agreement, in the event of the bankruptcy, liquidation or dissolution of us or any Guarantor, our assets or the assets of the applicable Guarantor would be available to pay obligations under the New Notes and our other senior subordinated obligations only after all payments had been made on the refinanced senior indebtedness. Sufficient assets may not remain after all of these payments have been made to make any payments on the New Notes and our other senior subordinated obligations, including payments of interest when due.

The New Notes and the Guarantees are effectively subordinated to all indebtedness of any future non-Guarantor subsidiaries.

Some of our future subsidiaries may not be Guarantors on the New Notes, and some of our existing subsidiaries may be released from their Guarantees upon becoming an unrestricted subsidiary in the manner provided in the New Indenture. Payments on the New Notes are only required to be made by us and, to the extent we default, by the Guarantors. As a result, no payments are required to be made from assets of subsidiaries which do not guarantee the New Notes. The New Notes are structurally subordinated to all of the liabilities of our subsidiaries that do not guarantee the New Notes. In the event of a bankruptcy, liquidation or dissolution of any non-Guarantor subsidiary, holders of its indebtedness, its trade creditors and holders of its preferred equity generally are entitled to payment on their claims from assets of that subsidiary before any assets are made available for distribution to us. However, under some circumstances, the terms of the New Notes permit our non-Guarantor subsidiaries to incur additional specified indebtedness. Upon the original issuance of the New Notes, other than Morris Publishing's subsidiary Morris Publishing Finance Co., which was a co-issuer of the Original Notes, we had no non-Guarantor subsidiaries.

Rights of holders of New Notes in the collateral may be adversely affected by the failure to perfect security interests in the collateral.

Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by or on behalf of the secured party. The liens on the collateral securing the New Notes may not be fully perfected with respect to the claims of the New Notes if the subordinated lien collateral agent is not able to or does not take the actions required to fully perfect any of such liens. In addition, applicable law requires that certain property and rights acquired after the grant of a general security interest be perfected at the time such property and rights are acquired and identified. There can be no assurance that the subordinated lien collateral agent will monitor the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. The subordinated lien collateral agent has no obligation to monitor the acquisition of additional property or rights that constitute collateral or perfect any security interest. A failure to take these actions may result in the loss of the security interest in the collateral or the priority of the security interest in favor of the New Notes against third parties. To the extent that the security interests created by the security documents with respect to any collateral are not perfected, the subordinated lien collateral agent’s rights will be equal to the rights of general unsecured creditors in the event of a bankruptcy.

The collateral securing the New Notes is subject to casualty risks.

We will be obligated to maintain insurance pursuant to the terms of the New Indenture. However, there are certain losses that may be either uninsurable or not economically insurable, in whole or in part, or against which we may not obtain adequate insurance. As a result, it is possible that insurance proceeds will not compensate us fully for our losses. If there is a total or partial loss of any of the collateral, we cannot assure you that any insurance proceeds received by us will be sufficient to satisfy all of our secured obligations, including the New Notes.

The New Notes are new issues of securities, and an active trading market for the New Notes may not develop.

The New Notes are a new issue of securities with no established trading market and will not be listed on any securities exchange or automated dealer quotation system. If any of the New Notes are traded after their initial issuance, they may trade at a discount from their initial issue price or principal amount. The liquidity of any market for the New Notes will depend upon various factors, including:

•	the number of holders of the New Notes;
•	the overall market for similar securities;
•	prevailing interest rates;
•	our financial condition, performance or prospects;
•	the prospects for companies in our industry generally; and
•	general economic conditions.

Accordingly, we cannot assure you that a trading market or liquidity will develop for the New Notes. Any decline in trading prices, regardless of the cause, may adversely affect the trading markets and liquidity for the New Notes.

Historically, the trading market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the New Notes. We cannot assure you that the trading market for the New Notes, if any, will not be subject to similar disruptions. Any such disruptions may adversely affect you as a holder of the New Notes.

The exchange of Original Notes for New Notes and the cancellation of certain indebtedness will result in cancellation of indebtedness income to us.

There is a possibility that cancellation of debt income could be recognized for U.S. federal income tax purposes as a result of the consummation of the Restructuring — in an amount equal to the excess of the amount of indebtedness (including any accrued interest previously deducted) on the Original Notes discharged over the aggregate issue price of the New Notes. We refer to this cancellation of indebtedness income as the “COD Income.”

We are not ourselves a taxpaying entity for U.S. federal income tax purposes, but rather are classified as a disregarded entity of our indirect parent, Shivers Trading & Operating Company (“Shivers”) through its wholly owned subsidiary, MPG Newspaper Holding, LLC (“MPG Holdings”), (also a disregarded entity of Shivers). Shivers is a member of a consolidated group for U.S. federal income tax purposes, the parent of which is Questo, Inc. (“Questo”).

Pursuant to a tax sharing agreement, which we refer to as the “Tax Sharing Agreement,” among Shivers, Morris Publishing, MPG Holdings, Morris Communications and Questo, we may have an obligation to pay to other members of its consolidated group its hypothetical federal income tax liability, calculated on a stand-alone basis, as if we were an independent C corporation for U.S. federal income tax purposes; Questo has an obligation to indemnify us for any tax liability of Questo or any affiliate (other than Morris Publishing) that may be asserted against us. Consequently, the anticipated COD Income could cause us to have a liability to Questo pursuant to the Tax Sharing Agreement. The discussion below considers this potential liability in terms of the “tax consequences” Morris Publishing as a result of the COD Income, as determined for purposes of the Tax Sharing Agreement.

Any COD Income to Morris Publishing (for purposes of the Tax Sharing Agreement) is excluded from our taxable income if the discharge of indebtedness either (i) occurred while we are insolvent (but only to the extent of such insolvency), or (ii) occurred pursuant to the Prepackaged Plan. Thus, we should not have any tax liability pursuant to the Tax Sharing Agreement as a result of the COD Income since the Restructuring was consummated through the Prepackaged Plan.

In addition, we may be required to reduce certain of our “tax attributes” (again, as determined for purposes of applying the Tax Sharing Agreement) to the extent COD Income is excluded from our taxable income as described above. The tax attributes subject to reduction, which we refer to as the “Attributes,” include our NOLs, capital losses and certain tax credits (in each case, whether current or carry forward), as well as Morris Publishing's tax basis in our assets, but only to the extent our aggregate tax basis in its assets exceeds our total remaining liabilities measured after the event of debt cancellation. Attribute reduction occurs after, and consequently does not impact, the determination of our tax liability for the year in which the COD Income is realized.

We may not be able to enter into a working capital facility on satisfactory terms or at all, and other alternative borrowing options may not be available to us.

Following the consummation of the Restructuring, we will endeavor to enter into a working capital facility. We may not be able to enter into such a facility on satisfactory terms, and other alternative borrowing options may not be available to us. If we are unable to enter into a working capital facility on satisfactory terms, our ability to respond to changes in business and economic conditions may be significantly restricted, and we may be prevented from engaging in transactions or developing business opportunities that otherwise might be beneficial to us.

Risks Relating to Our Business and Industry

Our business activities involve various elements of risk. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business. We consider the following issues to be the most critical risks to the success of our businesses:

Recent developments in the capital and credit markets have an adverse effect on our ability to borrow.

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.

If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Continued disruptions in the credit markets may also result in higher future borrowing costs associated with our short-term and long-term debt.

Deterioration in economic conditions in the markets we serve may further depress demand for our products.

Our operating results depend on the relative strength of the economy in our principal newspaper markets as well as the strength or weakness of national and regional economic factors. Recessionary conditions have had a significant adverse impact on our newspapers and other publications. A continuing, deepening or “double dip” recession could materially adversely affect our revenues, results of operations and liquidity.

Competition, especially from alternative forms of media targeted to specific groups of readers, may impair our ability to grow or maintain revenue levels in core and new markets.

With the continued development of alternative forms of media targeted to specific groups of readers, particularly those based on the Internet, our newspapers face increased competition for advertising revenue. Alternative media sources also affect our ability to generate circulation revenues. This competition could make it difficult for us to grow or maintain our print advertising and circulation revenues and will challenge us to expand the contributions of our online and other digital publications.

The process to meet our competition is inherently risky and costly.

Our future success in meeting our competition, particularly from alternative forms of media targeted to specific groups of people, depends in part on our ability to continue offering new publications, Internet technologies and services that successfully gain market acceptance by addressing the needs of specific audience groups within our target markets. The process of internally researching, developing, launching, gaining acceptance and establishing profitability for a new publication, Internet technology or service is inherently risky and costly. We cannot assure you that our efforts to introduce new publications, Internet technologies or services will be successful.

Further declines in circulation revenue would adversely affect us.

Circulation revenue, which represented approximately 25% of our net operating revenues as of December 31, 2009, is affected by, among other things, competition and consumer trends, including declining consumer spending on newspapers. Circulation revenue and our ability to achieve price increases for our print products are affected by:

•	competition from other publications and other forms of media available in our various markets, including network, cable and satellite television, the Internet and radio;
•	declining consumer spending on discretionary items like newspapers;
•	competing uses of free time; and
•	declining number of regular newspaper buyers.

Further declines in our circulation revenues would reduce our overall revenues and have an adverse effect on our ability to service our debt.

Changes in any of our demographic markets could adversely affect us.

Adverse changes in our demographic markets could include:

•	declines in the popularity of our editorial content;
•	changes in the demographic makeup of the population where our newspapers are sold;
•	decreases in the price of local and national advertising; and
•	further declines in the amount spent on advertising in general.

Any of these changes could adversely affect us.

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

Implementation of our business strategy could be affected adversely by a number of factors beyond our control, such as increased competition, general economic conditions, and legal developments and increased operating costs or expenses. In particular, there has been a recent trend of increased consolidation among major retailers, including as a result of bankruptcies of certain retailers. This trend may adversely affect our results of operations by reducing the number of advertisers using our products and increasing the purchasing power of the consolidated retailers, thereby leading to a decline in our advertising revenues. Any failure by us to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the New Notes. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Fluctuations in newsprint and ink costs could adversely affect our financial results.

Newsprint, ink and supplements costs, the major components of our cost of raw materials, were, together, 8.4%, 11.6%, and 10.8% of our total operating revenues in 2009, 2008, and 2007, respectively. Historically newsprint prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in newsprint prices. We have no long-term supply contracts, and we have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results would be adversely affected.

Uncertainties related to our business may create a distraction for or cause a loss of employees and may otherwise materially and adversely affect our ability to retain employees.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees. Failure to continue to attract and retain such individuals could materially and adversely affect our ability to compete. Uncertainties about the future prospects and viability of our business and the possibility of seeking relief under the United States Bankruptcy Code is impacting and is likely to continue to impact our ability to retain or attract key management and other personnel, and is creating a distraction for existing employees. If we are significantly limited or unable to retain or attract key personnel, or if we lose a significant number of key employees, or if employees continue to be distracted due to the uncertainties about the future prospects and viability of our businesses, it could have a material adverse effect on our ability to successfully operate our business or to meet our operations, risk management, compliance, regulatory, and financial reporting requirements.

Because of the FCC’s cross-ownership limitations and Morris Communications’ ownership of broadcast stations, we may not be able to make acquisitions that would be favorable, or we may be required to dispose of existing newspapers.

The Federal Communications Commission (“FCC”) imposes limits on the cross-ownership of broadcast stations and newspapers in the same market and may require Morris Communications and/or its affiliates to divest certain existing radio stations or may require us to divest certain of our newspaper properties in Amarillo, Texas and Topeka, Kansas and/or may prevent us from pursuing or consummating newspaper acquisitions that our management otherwise would have pursued in markets in which Morris Communications or its affiliates own radio stations.

Consolidation in the markets in which we operate could place us at a competitive disadvantage.

Recently, some of the markets in which we operate have experienced significant consolidation. In particular, the combinations of traditional media content companies and new media distribution companies have resulted in new business models and strategies. The FCC’s revised ownership rules could increase the potential of consolidation for our sector. We cannot predict with certainty the extent to which these types of business combinations may occur or the impact that they may have. These combinations potentially could place us at a competitive disadvantage with respect to negotiations, sales, resources and our ability to develop and to take advantage of new media technologies.

We are subject to extensive environmental regulations.

We are subject to a variety of environmental laws and regulations concerning, among other things, emissions to the air, waste water and storm water discharges, handling, storage and disposal of wastes, recycling, remediation of contaminated sites, or otherwise relating to protection of the environment. Environmental laws and regulations and their interpretation have changed rapidly in recent years and may continue to do so in the future. Failure to comply with present or future requirements could result in material liability to us. Some environmental laws impose strict, and, under certain circumstances, joint and several liability for costs of remediation of soil and groundwater contamination at our facilities or those where our wastes have been disposed. We are not aware of any material environmental contamination, but our current and former properties may have had historic uses which may require investigation or remedial measures. We cannot guarantee that material costs and/or liabilities will not occur in the future, including those which may arise from discovery of currently unknown conditions.

The FTC “Do Not Call” rule has adversely affected and will continue to affect our ability to sell newspaper subscriptions by telephone marketing.

Pursuant to the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Federal Trade Commission, or “FTC,” issued the Telemarketing Sales Rule prohibiting a telemarketer from calling persons who have registered with the National Do Not Call Registry. Prior to the implementation of the telemarketing sales rule in 2003, we used telephone direct marketing efforts to maintain and increase our newspaper circulation. Since October 2003 the FTC, the FCC and state law enforcement officials have had the authority to enforce violations of this rule. Once a consumer registers with the National Do Not Call Registry, most telemarketers (generally other than those calling to solicit political or charitable contributions) are required to remove that consumer’s number from their call lists within three months of the date of registration. As a result, the issuance of the telemarketing sales rule has limited our ability to engage in telephone marketing efforts.

Risks Relating to Our Ownership and Management Structure

The interests of our affiliate, Morris Communications, and its ultimate owners, the Morris family, may be different from holders of the New Notes, and they may take actions that may be viewed as adversely affecting our business or the New Notes, as applicable.

Morris Communications, its affiliates, and the Morris family have interests in other businesses that may have conflicting business interests. Other subsidiaries of Morris Communications operate businesses that also derive revenue from advertising, including broadcast radio stations, magazines, and book publishing and specialized publications. These other subsidiaries may compete with us for advertising revenues. The Morris family, therefore, may have interests that conflict with the interests of holders of the New Notes, as applicable, and may cause us to take actions that, in its judgment, could protect or enhance its equity investment, even though such actions might involve risks to holders of the New Notes, as applicable.

There can be no assurance that MPG Holdings or the Morris family will exercise control in our best interests as opposed to their own best interests. As a result, they may take actions that may be viewed as adversely affecting our business or the New Notes.

The Morris family, including William S. Morris III, our chairman, and his son, William S. Morris IV, our president and chief executive officer, beneficially owns all of the equity ownership interests in MPG Holdings, our parent company. By virtue of such equity ownership, the Morris family has the sole power, subject to certain limitations set forth in agreements with our lenders and other creditors, to:

•	elect the entire board of directors of our direct and indirect parents, Shivers and MPG Holdings and each of their subsidiaries, including us;
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

We have no independent directors and no independent audit committee to review the actions of management or the Morris family. As a result, actions taken and expenses incurred by our executive officers and directors on our behalf generally will not be subject to independent review.

Currently, two of the three directors on the boards of directors of Shivers, MPG Holdings, and each of their subsidiaries (including our board) are members of the Morris family, and the third is Craig S. Mitchell, who is also the Senior Vice President — Finance, Secretary and Treasurer of Shivers, MPG Holdings, Morris Communications and each of their subsidiaries.

Mr. Mitchell serves at the pleasure of the Morris family. None of these boards has an audit committee with “independent” directors, based on the definition of “independence” of any national securities exchange and, although our board of directors has determined that two of its members do satisfy the definition of “financial expert,” none of these boards is required to have as a member a “financial expert” as defined under the Sarbanes-Oxley Act of 2002, referred to as the “Sarbanes-Oxley Act.”

In addition, as private companies, Shivers, MPG Holdings, Morris Communications and its subsidiaries, and Morris Publishing, have not been required to comply with the corporate governance or other provisions of the Sarbanes-Oxley Act or any of the corporate governance or other rules and regulations of any stock exchange or national stock quotation system. Morris Publishing has been subject to certain provisions of the Sarbanes-Oxley Act, but those provisions do not require Morris Publishing to have independent directors or an audit committee.

Although the holders of the New Notes have the right to appoint a non-voting observer to our board of directors (and to each committee of our board of directors as well as the board of directors, or comparable body, of each material subsidiary of ours and each committee of those boards, or comparable bodies), no member of any such board of directors (or comparable body) has been elected, or is anticipated to be elected, to represent the interests of the holders of the New Notes, and the observer will have no right to vote on any action to be taken by any of the boards of directors (or comparable bodies). After the Restructuring, the Morris family does not plan to appoint any non-family members to any such boards, other than the current single existing non-family member director, or any “independent” directors, based on the definition of “independence” of any national securities exchange.

We depend upon the Morris family for management, leadership and general policy-making.

The unavailability for any reason of the managerial services presently provided by the Morris family (particularly our chairman William S. Morris III and our chief executive officer William S. Morris IV) to Morris Publishing could be disruptive to our business for some period of time. While we have been advised that the Morris family has no intention to engage in a transaction that would lead to a change of control of Shivers, Morris Communications or Morris Publishing, no assurances can be given that future events or other circumstances will not arise that would lead to a possible change of control.

Various entities that are affiliated with Morris Communications and the Morris family have engaged, and may in the future engage, in transactions with us, some of which may be viewed, from the perspective of a holder of the New Notes, as disadvantageous to us or as an inappropriate use of our resources.

Affiliated transactions to which we are a party may not necessarily be consummated on an arm’s-length basis and, therefore, may not be as favorable to us as those that could be negotiated with non-affiliated third parties. Such transactions to which we are a party include the following:

•
we receive management and other services from Morris Communications and its subsidiary, MStar Solutions, LLC pursuant to a management and services agreement, which we refer to herein as the “Management and Services Agreement”;

•
we may share facilities and costs with Morris Communications and its other subsidiaries, including with respect to joint promotions or the use of facilities, equipment, supplies or employees of one division for the benefit of an affiliate, and the costs will be allocated among the various entities;

•	rental arrangements with a company controlled by Morris family members for the use of our Savannah, Georgia newspaper operation and a small office in Nassau County, Florida; and
•
Morris Publishing is a single member limited liability company that is disregarded for federal income tax purposes, and, along with its direct and indirect subsidiaries, Morris Publishing is part of a consolidated tax group of our ultimate parent corporation and its subsidiaries. Morris Publishing participates in the Tax Sharing Agreement with its affiliates whereby Morris Publishing may be required to pay an amount equal to the taxes Morris Publishing would have been required to pay as if Morris Publishing were a separate taxable corporation. Morris Publishing and its direct and indirect subsidiaries may become jointly and severally liable for all income tax liability of the group in the event other members of the tax consolidated group are unable to pay the taxes attributable to their operations.

Risks Relating To Legal Proceedings

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

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

Management believes that all of our properties are in generally good condition and suitable for current operations. Our executive offices are located in Augusta, Georgia. Our main facilities owned at December 31, 2009 are shown on the following table. Our production facilities, which are indicated by the presence of a press line, are in most cases, newspaper office facilities as well. We own all of the following real estate and facilities of the following seven largest newspapers except the real estate and facility located on Chatham Parkway* in Savannah, Georgia, which are operated under a long-term lease with an affiliate. See "Certain relationships and related transactions".

State	City	Press Lines	Sq. Ft.

Alaska	Homer	0	2,418
	Kenai	1	19,307
	Juneau	1	55,045

Arkansas	Conway	1	20,431

Florida	St. Augustine	1	55,264
	Jacksonville	4	328,106

Georgia	Athens	1	110,000
	Augusta	1	159,758
	Louisville	0	2,500
	Savannah	3	220,000

Kansas	Topeka	1	153,467

Minnesota	Brainerd	1	25,500
	Pine River	0	1,750
	Pequot Lakes	0	4,563

South Carolina	Ridgeland	0	1,500
	Barnwell	0	15,000
	Hampton County	0	3,000
	Ridgeland	0	1,000

Texas	Amarillo	1	84,251
	Lubbock	1	160,644

Item 3—Legal Proceedings

From time to time, we are involved in litigation in the ordinary course of our business. In our opinion, the outcome of any pending legal proceedings will not have a material adverse impact on our financial position or results of operations.

The nature of our operations exposes it to certain risks of liabilities and claims with respect to environmental matters. We do not believe that environmental compliance requirements are likely to have a material effect on us. We cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with our operations or facilities and that these would not have a material adverse effect on our business, financial condition or results of operations.

Item 4—Reserved

None.

Part II

Item 5—Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Common Stock

There is no public trading market for our equity, all of which is currently held by is MPG Newspaper Holdings, LLC (“MPG Holdings”).

On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications Company, LLC (“Morris Communications”), then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing Group, LLC ("Morris Publishing") to our new parent, MPG Holdings, a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

On March 1, 2010, Morris Publishing restructured its debt through the consummation of a prepackaged plan of reorganization confirmed by the U.S. Bankruptcy Court (the “Restructuring”), thereby significantly reducing the total principal amount of its outstanding debt. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

Item 6—Selected Financial Data

(Dollars in thousands)

The selected historical financial data of Morris Publishing Group, LLC (“Morris Publishing”) set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

During the last few years, our operations have been adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing decline in advertising revenue in this recession and the loss to other media within various categories. As a result, we recently faced increasing constraints on our liquidity, including our ability to service the principal amount of combined indebtedness owed to our lenders and note holders, with no realistic ability to obtain the necessary additional funds in the capital markets.

On March 1, 2010, we restructured our debt through the consummation of a prepackaged plan of reorganization (the “Prepackaged Plan”) confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total principal amount of our debt outstanding from $416,391, plus accrued and unpaid interest, at December 31, 2009 to approximately $107,200, plus future cash interest payments. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The Restructuring consisted of the following transactions:

·
The cancellation of the $278,478 aggregate principal amount of the Original Notes, plus accrued and unpaid interest, in exchange of $100,000 aggregate principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"), plus future cash interest payments.

·
Our affiliates made capital contributions of approximately $85,000 to us and repaid approximately $25,000 of intercompany indebtedness to us, resulting in the cancellation of $110,000, plus accrued paid in kind ("PIK") interest, in the total aggregate principal amount of the Tranche C senior secured debt outstanding under our Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Existing Credit Agreement").

·
We repaid from cash on hand the entire $19,700 principal amount of Tranche A senior secured debt outstanding under the Existing Credit Agreement, plus accrued interest and a $300 prepayment fee, leaving $6,800 principal amount of Tranche B senior secured debt (plus approximately $400 of accrued PIK interest) remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Existing Credit Agreement.

After the Restructuring, we expect that, for the reasonably foreseeable future, cash generated from operations, together with the proceeds from a working capital facility, will be sufficient to allow us to service our debt, fund our operations, and increase working capital as necessary to support our strategy and to fund planned capital expenditures and expansions. The information provided herein should be evaluated in this context.

Under the terms of the indenture to the New Notes (the "New Indenture"), we are generally required to use excess free cash flow to reduce our indebtedness, including indebtedness under a working capital line of credit for up to $10 million that is permitted under the New Indenture; subject to our ability to maintain $7.0 million of cash if we do not have a working capital line of credit. However, our cash reserves or any working capital line of credit may not be able to cover any significant unexpected periods of negative cash flow.

The consolidated statement of operations and other operating and financial information data for each of the years ended December 31, 2009, 2008, and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report.

The financial information we have included in this report reflects the historical results of operations and cash flows of Morris Publishing with allocations made for corporate and other services provided to us by our affiliate, Morris Communications Company, LLC (“Morris Communications”). See note (a). Operating costs and expenses reflect our direct costs together with certain allocations by Morris Communications for corporate services, debt and other shared services that have been charged to us based on usage or other methodologies we believe are appropriate for such expenses.

($'s in thousands)	Years ended December 31,
	2009	2008	2007	2006	2005
Consolidated statement of operations data

Net Operating Revenues:
Advertising	$184,803	$251,698	$306,694	$336,245	$326,213
Circulation	63,497	60,931	57,602	58,838	59,794
Other	8,646	9,200	10,332	8,685	8,344
Total net operating revenues	256,946	321,829	374,628	403,768	394,351
Operating expenses:
Labor and employee benefits	100,887	127,031	142,306	144,108	144,336
Employee severance payments	390	3,783	993	-	-
Curtailment gain (b)	-	(24,808)	-	-	-
Newsprint, ink and supplements	22,965	37,370	40,338	51,596	47,837
Other operating costs	97,388	109,880	113,657	109,597	102,017
Write-down of goodwill (c)	-	170,685	-	-	-
Impairment of fixed assets held for sale	767	4,326	-	-	-
Depreciation and amortization	12,739	13,858	16,219	19,100	19,653
Total operating expenses	235,136	442,125	313,513	324,401	313,843
Operating income (loss) from continuing operations	21,810	(120,296)	61,115	79,367	80,508
Other expense (income):
Interest expense, including amortization of debt issuance costs	31,686	30,110	37,881	37,059	35,662
Debt restructuring costs (d)(h)	12,867	-	-	-	-
Pre-tax gains on repurchases of debt	-	(9,271)	-	-	-
Loss on extinguishments of debt (e)	-	-	-	-	986
Write-down of note receivable, net (f)	7,538	-	-	-	-
Interest income (f)	(653)	(1,161)	(114)	(70)	(119)
Other, net	(164)	(118)	(258)	(369)	(54)
Total other expense, net	51,274	19,560	37,509	36,620	36,475
(Loss) income from continuing operations before income taxes	(29,464)	(139,856)	23,606	42,747	44,033
(Benefit) provision for income taxes	(8,668)	568	8,993	16,840	17,052
(Loss) income from continuing operations, net of income taxes	(20,796)	(140,424)	14,613	25,907	26,981

Discontinued Operations (f)

(Loss) income from discontinued operations	-	(413)	7,253	7,192	7,032
(Benefit) provision for income taxes	-	(165)	2,763	2,824	2,723
(Loss) income from discontinued operations, net of income taxes	-	(248)	4,490	4,368	4,309

Gain on sale of discontinued operations, net of income tax provision of $30,505	-	-	49,567	-	-
(Loss) income from discontinued operations	-	(248)	54,057	4,368	4,309

Net (loss) income	$(20,796)	$(140,672)	$68,670	$30,275	$31,290

Consolidated balance sheet and other statistical data at period end

Total assets	$170,498	$179,692	$398,218	$428,843	$448,069
Promissory note resulting from GateHouse sale (f)	-	11,538	10,000	-	-
Goodwill and other intangible assets, net of accumulated amortization (c)	6,311	7,956	179,342	200,661	201,485
Current portion of long-term debt (h)	47,221	411,728	5,625	2,188	-
Total long -term debt, less current maturities (h)	400,438	-	422,250	521,813	521,000
Post-retirement benefits due Morris Communications (b)	-	-	22,111	25,948	23,939

Amount due from (payable to) Morris Communications (g)	25,000	18,071	(20,929)	26,732	17,140
Unrecognized accumulated interest reported as contra-equity (g)	(6,691)	(5,861)	(5,130)	(3,579)	(1,484)
Loan receivable from (payable to) Morris Communications, net	18,309	12,210	(26,059)	23,153	15,656

(Capital contribution from) dividend declared and recorded to Morris Communications	-	(8,679)	40,000	43,000	1,811
Accumulated other comprehensive income (i)	-	-	1,179	-	-
Member's deficiency in assets	$(314,810)	$(287,915)	$(116,474)	$(195,535)	$(175,312)
Operating margin (j)	8.5%	(37.4%)	16.3%	19.7%	20.4%
Total full time equivalents (FTE's) at year end	2,104	2,361	2,817	3,114	3,101

The following notes relate to the above tables:

a.
On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC, a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

b.
We participated in Morris Communications’ retiree health care plan, with the expenses and post-retirement health benefit obligation related to the plan being allocated to us based on total headcount. On December 31, 2008, Morris Communications terminated its retiree health care plan, effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service. On December 31, 2008, we realized a curtailment gain of $24,808 upon the termination of the post retirement plan.

c.
Our third-quarter 2008 operating results included a $170,685 pre-tax write-down of all of our goodwill, a non-cash charge that does not affect our operating cash flows or our compliance with our financial debt covenants. This charge reflects the declines in advertising revenues which are due to weak national and local economic conditions which have reduced advertising demand, and increased competition, particularly from on-line media.

d.
As a result of our Restructuring, we incurred a total of approximately $12,867 in legal, investment banking and consulting fees during 2009, including fees paid to advisors and consultants of our senior creditors and certain of our note holders.

e.
On December 14, 2005, we, as borrower, entered into a Credit Agreement for $350,000 of senior secured term and revolving credit facilities (the “Original Credit Agreement”). The refinancing terminated and replaced the $400,000 credit facilities. The refinancing of the term loans under the original credit facilities resulted in an exchange of debt instruments with substantially different terms and therefore the unamortized costs associated with the original term loans were included in loss on extinguishment of debt on the consolidated statement of operations.

f.
During the fourth quarter of 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc., which is referred to as “GateHouse.” The total purchase price was $115,000 plus reimbursement for the net working capital. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year unsecured $10,000 promissory note bearing interest at 8% per annum. The terms of the note were subsequently amended extending the final payment on the note to October 2010. The majority of the interest income recorded in 2008 and 2009 was from the GateHouse note receivable.

In accordance with the accounting guidance on the accounting for the disposal of long-lived assets, the gain from the sale of the assets, net of closing costs and the provision for income taxes, was recorded as discontinued operations in 2007. In addition, the results of operations of all assets sold to GateHouse have been recorded as discontinued operations in all periods presented.

During the first quarter of 2009, we reserved the $11,548 due on the note and remaining working capital reimbursement, given GateHouse’s reported losses in the last three years and reported liquidity problems at that time. During the third quarter of 2009, we received a one-time principal payment in the amount of $4,000 from GateHouse to settle the total outstanding obligation, with the remaining $7,548, previously reserved, being written off.

g.
Under our debt arrangements, we were permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly-owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. We were also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the indenture.

The interest-bearing portion of all loans from Morris Publishing to Morris Communications bore the same rate as the borrowings under the credit agreements. We distinguished between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest was accrued on the average outstanding long-term balance each month.

Prior to September 30, 2005, we had reported the loan receivable from Morris Communications as a long-term asset on our balance sheets and had reported interest income related to the loan receivable in our statement of income. Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with a dividend, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, commencing in the third quarter of 2005, we began classifying the outstanding loan receivable balance as part of member’s deficit and ceased recognizing the interest accrued on the loan receivable as income within our consolidated statements of income. The interest accrued subsequent to December 31, 2004 is included in the loan receivable balance within member's deficit, with the accumulated unrecognized interest classified as an offset to the loan receivable balance within member's deficit. The loan receivable is recorded net of the accumulated unrecognized interest within our consolidated balance sheets.

At December 31, 2007, the amount outstanding on the intercompany loan due from Morris Communications was $3,849, offset by $30,505 due to Morris Communications for income taxes payable on the GateHouse sale. We paid the income taxes payable on the GateHouse Sale during 2008.

As part of the Restructuring, the reduction of the bondholder debt would be accompanied by the cancellation of $110,000 in aggregate principal amount, plus accrued PIK interest, of our Tranche C term loan outstanding under the Existing Credit Agreement, as a repayment of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, the effective date of the Restructuring, Morris Communications repaid $24,862 of the intercompany loan receivable, with remaining accumulated unrecognized interest being canceled, in effect, as a capital contribution. On March 1, 2010, the $1,138 remaining balance on the intercompany loan was reclassified to a non-interest bearing short term receivable.

h.
As a result of the default on the interest payments on the Original Notes and the mandatory repayment of the amounts outstanding under our prior credit facilities, we classified all of the debt outstanding under the Original Indenture and under our Original Credit Agreement as of December 31, 2008 as current maturities of long-term debt within current liabilities on the consolidated balance sheet.

During 2009, the Original Credit Agreement was amended and restated under the Existing Credit Agreement, converting the entire $136,500 principal amount outstanding under the Original Credit Agreement into the three tranches of term loans:

·           Tranche A - $19,700;
·           Tranche B - $6,800 and
·           Tranche C -$110,000

In accordance with accounting guidance for trouble debt restructuring, the current maturities of the New Notes includes the $20,500 in estimated total cash payments (principal and cash interest payments) for the ten months ending December 31, 2010. In addition, we expect to refinance and repay the $7,021 outstanding on the Tranche B term loan at December 31, 2009, plus any additional accrued PIK interest, within 150 days of March 1, 2010, the effective date of the Restructuring.

Accrued and unpaid interest on the Original Notes was $31,268 at December 31, 2009 and is classified within long-term maturities of outstanding debt along with the debt (including PIK) outstanding that was either canceled and/or contributed as capital as a result of the Restructuring.

i.	Adjustment to adopt the accounting guidance on employers’ accounting for defined benefit pension and other postretirement plans.
j.	Operating margin is operating income as a percentage of total operating revenues.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6--  Selected Financial Data, and with the consolidated financial statements that appear elsewhere in this Form 10-K.

Debt Restructuring

During the last few years, our operations have been adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing decline in advertising revenue in this recession and the loss to other media within various categories.

As a result of this general industry-wide deterioration, we recently faced increasing constraints on our liquidity, including our ability to service the principal amount of combined indebtedness owed to our lenders and note holders. During 2009, we failed to make the February 1 and August 1 interest payments on $278.5 million in principal outstanding of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"); a default under our debt agreements.

As of December 31, 2009, we had only $25.6 million of unrestricted cash with which to satisfy the $416.4 million principal amount outstanding on our long-term debt, plus $31.3 million in accrued and unpaid interest on our Original Notes, with no realistic ability to obtain the necessary additional funds in the capital markets.

On March 1, 2010, we restructured our debt through the consummation of a prepackaged plan of reorganization (the "Prepackaged Plan") confirmed by the U.S. Bankruptcy Court (the "Restructuring"), reducing the total principal amount of our debt outstanding to approximately $107.2 million plus total future cash interest payments. The holders of the Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The reader should evaluate any information provided herein in this context. Refer to the liquidity and capital resources within this section for additional information on the Restructuring. In addition, the reader should refer to Item 1A-Risk Factors and Item 8-Financial Statements and Supplementary Data, note 6, included herein.

Corporate Reorganization

On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications Company, LLC (then our direct parent), consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

Information availability

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC"). In addition, information regarding corporate governance at Morris Publishing and our affiliate, Morris Communications, is also available on this Web site.

The information on our Web site is not incorporated by reference into, or as part of, the Report on Form 10-K. Further, our reference to the URL for the Web site is intended to be an inactive textual reference only.

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

Accounts receivable—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We periodically assess the adequacy of our allowances for losses on accounts receivable using a combination of specific identification and the aging of accounts receivable. Payments in advance for some advertising and circulation revenue and credit background checks have assisted us in maintaining historical bad debt losses of less than 1.0% of revenue.

Assets held for sale—At December 31, 2009, assets held for sale consisted of four commercial printing presses and other equipment, with a combined cost of $11.4 million and net book value of $7.3 million, have been included in other current assets at their combined fair market value of $2.4 million, less $0.2 million in sales costs, in the accompanying consolidated balance sheet.

At December 31, 2008, assets held for sale consisted of three commercial printing presses with a combined cost of $9.6 million and a net book value of $6.3 million and a combined fair market value of $2.1 million, less $0.1 million in sales costs. These assets were still held for sale at December 31, 2009.

In accordance with accounting guidance for the impairment and disposal of long-lived assets, impairment charges of $0.8 million and $4.3 million were recognized during 2009 and 2008, respectively and are included within total operating costs in the accompanying consolidated statement of operations for the years ended December 31, 2009 and December 31, 2008, respectively.

Impairment of Long-Lived Assets—Long-lived assets, including property and equipment, and other intangible assets with a finite life, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any unrecoverable carrying amounts are adjusted to fair value. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years). These finite-lived intangible assets are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group.

At the end of 2009, the facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore we performed impairment tests on these long lived assets as of December 31, 2009. Our analysis resulted in no impairments of long-lived assets.

During 2009, we accelerated $1.0 million in amortization expense on the finite-lived intangible assets related to discontinued non-daily publications.

Goodwill and indefinite-lived intangibles— Goodwill is the excess of cost over fair value of tangible and intangible net assets acquired.

Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with accounting standards regarding goodwill and other intangible assets. At December 31, 2009, we performed the required impairment tests of the indefinite-lived intangible assets, which resulted in no impairments.

During 2007 and 2008, goodwill was not amortized but is tested for impairment annually or when the facts or circumstances at any of our reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market. The estimated value of the reporting unit to which goodwill is allocated is determined using the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

At the end of the third quarter of 2008, the facts and circumstances indicating possible impairment of our goodwill existed; therefore we tested goodwill for impairment between the annual testing dates. As a result of this test, the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill and an impairment loss was recognized in an amount equal to that excess. The estimated value of the reporting unit to which goodwill is allocated is determined using the net present value of future cash flows and the market multiple approach. As a result of this analysis, we recorded a non-cash pre-tax impairment charge to goodwill totaling $170.7 million during the third quarter of 2008, resulting in the full write-off of this reporting unit’s goodwill. At December 31, 2009 and 2008, we had no recorded goodwill assets.

2008 Goodwill impairment test

The two-step approach to test for impairment requires the use of accounting judgments and estimates of future operating results. The first step is the estimation of the fair value of the reporting unit, which is then compared to its carrying value. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill possibly exists.

Step two is then performed to determine the amount of the impairment.

In summary we considered the following factors when conducting our impairment tests:

Step one:

We operate all of our 13 daily newspapers, as well as non-daily newspapers, city magazines and free community publications, as a single reporting unit, with the presentation of our financial condition and performance being consistent with the way in which our publications are managed.

The fair value of our single reporting unit was determined using a weighted average of a discounted cash flow model and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry.

a) Discounted cash flow model

Operating net free cash flows are computed based on operating profit projections through 2017, adjusted for capital expenditures and the tax effects of depreciation/amortization. Operating cash flows are also adjusted to reflect additions to working capital, based on our projected needs. The resulting projected net free cash flows were then discounted to their present values as of September 30, 2008 (“the valuation date”) using the appropriate discount rate.

While these estimates are always inherently subject to risks and uncertainties, the ability to project future operations (and in particular advertising revenues) has become more difficult due to the unprecedented declines in print advertising as discussed below.

The other major component of the discounted cash flow model is the terminal value, which represents the cash flows that will be generated beyond the discrete forecast horizon. Using the Gordon Growth Model, the net free cash flow from the final year of the projection period was capitalized into perpetuity using a long-term growth rate of 2%. The terminal value is discounted to present value using the discount rate based on the factors described below.

Discount rate determination

The rate at which future earnings are discounted to their present value is influenced by such factors as the degree of risk associated with the given industry or specific business entity under consideration, rates of return for alternative investment opportunities, historical rates of returns earned by comparable properties and market expectations of future interest rates and investment returns. The discount rate takes into account such generally available items as the inflation rate, securities (Treasury Bills), or corporate notes.

In our case, the weighted average cost of capital was based on that of a hypothetical buyer of our company considering its 1) cost of debt, 2) cost of equity, and 3) capital structure (the relative contribution of debt and equity). We estimated that senior debt would supply 50 percent of total capital structure, followed by equity at 50 percent, based on median industry capital structure and consideration of market conditions as of the valuation date.

1) Cost of debt-We used a pretax cost of debt of 12.0%, which was based on market returns for CCC+ corporate rated notes as of the valuation date. To calculate the after-tax cost of debt, we then adjusted the rate for the presence of federal and state income taxes. We assumed the typical buyer would be a tax-paying entity. Our after-tax cost of debt was 7.3%.

2) Cost of equity-We used the Capital Asset Pricing Model (“CAPM”) to estimate the cost of equity. This required consideration be given to current risk free interest rates available in the marketplace (US Government Bonds); 2) the returns on small capitalization publicly traded stocks; and 3) relative risks associated with the stocks of the industries in which we operate relative to the overall stock market.

We selected the 20-Year US Treasury Constant Maturities (with a 4.4% interest rate at the valuation date) as the risk-free rate to use in the CAPM.

We used available CAPM resources to determine the Equity Risk Premium, the Size Premium and Company Specific Risk Premium.

Our total after-tax cost of equity of 18.8% was then discounted by the 50% equity capital structure factor.

3) Weighted average cost of capital-The cost of equity and after-tax cost of debt are weighted based on the capital structure discussed above, to arrive at a weighted average cost of capital at the valuation date of 12.0% (rounded).

b) Market multiple

We used a weighted average of revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) market valuation multiples of comparable public companies (for both the trailing twelve months and the projected twelve months ended September 30, 2008) to determine our reporting unit’s fair value. The data for these comparable public companies was taken from each company’s most recently reported information.

c) Risks

Changes to our long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows or the use of alternative assumptions could produce different results.

d) Step one results

Step one of the impairment test failed, with the total fair value of our business less than our book value as of the valuation date. Step two was then performed to determine the amount of the impairment.

Step two:

The estimated fair value (implied value) of our goodwill is determined by calculating the residual fair value that remains after the total estimated fair value of our single reporting unit is allocated to our net assets (including unrecorded intangibles) other than goodwill.

A goodwill impairment charge is recorded to the extent that the implied goodwill values are below the book value of goodwill for our single reporting unit.

a) Step two results

Our implied value of goodwill was zero which resulted in the impairment of all $170.7 million of the recorded goodwill at the valuation date.

Comprehensive discussion

A more comprehensive discussion of the factors that affected the September 30, 2008 impairment charge follows.

The estimated future cash flows used in the income approach can vary within a range of outcomes depending on the assumptions and estimates used. The estimates and judgments that most affect the fair value calculation are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items. The following are trends considered by us in developing assumptions and estimates for our discounted cash flow analysis:

sBeginning in the third quarter of 2006, advertising declined as the real-estate boom began to unwind and our newspapers in Florida, which experienced the largest run up in real estate values, experienced advertising revenue declines. However, since the end of 2007, the real-estate-led downturn has subsequently spread to other sectors in the economy and across our other markets. As a result, the advertising decline worsened in 2008, with the decline accelerating during the third quarter of 2008.

sAdvertising has been moving to the Internet, with this shift in advertiser preferences accelerating as the economy slowed. While much of this advertising, with the exception of the employment classified category, was retained by our newspapers’ Web sites, low cost to entry and the searchable Internet format gave rise to more competition online than in print, most of which is in the classified advertising category. During the third quarter of 2008 our online employment classified was down $1.0 million, or 26.7%.

sNewsprint expense is the largest raw material input in the production of newspapers and has averaged between 10-15 percent of our total cash operating expenses. Newsprint producers have consolidated and reduced capacity over the last several years, and foreign demand of newsprint has risen, causing prices to begin to rise in late 2007 and continue to increase in 2008.

However newsprint usage is at historical lows due to the migration of some readers and advertisers to other outlets. Through mid 2008, price increases have been offset by lower newsprint usage reflecting declines in print advertising and circulation and newspaper conservation efforts, but that may not continue.

sThrough the third quarter of 2008, we have been in a process of adjusting our cost structure as we have become a combination print and online company. Management has reduced our workforce, the largest contributor to our overall expenses, by using layoffs, attrition, and outsourcing and position consolidations. This adjustment has resulted in a reduction in employees since the end of 2007. Other expenses have also been reduced.

While the impact of these trends and anticipation of restructuring efforts were taken into account in our discounted cash flow model as of September 30, 2008, assumptions about their impact on future operations are subject to variability and the ultimate outcome and specific advertising growth rates are highly subjective.

Fair value calculations by their nature require management to make assumptions about future operating results which can be difficult to predict with certainty. They are influenced by our view of future advertising trends in the industry, and in the markets in which we operate newspapers. As discussed above, the variability in these trends and the difficulty in projecting advertising growth in particular in each newspaper market are impacted by the unprecedented declines in advertising.

Revenue recognition—Advertising revenues are recognized when the advertisements are printed and distributed or over time once the advertisements are placed on our Web sites. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered.

Classification of Loan Receivable from Morris Communications— Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with a dividend, we report our loan receivable as a capital distribution transaction and classified as contra-equity within member’s deficit. The loan receivable is recorded net of the accumulated unrecognized interest within the consolidated balance sheets.

The interest-bearing portion of all loans from us to Morris Communications bore the same rate as the borrowings under the senior credit facility until September 30, 2009, at which time the rate was fixed at 3.5% (which was the approximate rate under our senior credit facility at that time). We distinguished between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature which are subject to an interest accrual. Interest was accrued on the average outstanding long-term balance each month.

Retiree health care benefits—Morris Communications terminated its (and our participation in) retiree health care plan, effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service. As a result, we recorded a $24.8 million curtailment gain upon the termination of the plan within labor and employee benefits expense in 2008.

In addition, we reported a curtailment gain included in discontinued operations of $2.7 million in 2007 which was related to the plan participants employed by the newspapers, commercial printing business and related publications included in the GateHouse sale.

Upon adoption of the new accounting guidance for defined benefit pension and other postretirement plans, at the December 31, 2007 measurement date, our post retirement liability decreased in the aggregate amount of $1.9 million and member’s deficiency in assets decreased by $1.9 million, less the $0.8 million income tax effect. Upon termination of the plan in 2008, the post retirement liability and member’s deficiency in assets both increased by the same respective amounts.

Income taxes —We are a single member limited liability company and are not subject to income taxes, with our results being included in the consolidated federal income tax return of our ultimate parent. However, we are required to provide for our portion of income taxes under a Tax Consolidation Agreement with our ultimate parent and other affiliated entities. Under the terms of the agreement, we recognize an allocation of income taxes in our separate financial statements in accordance with the agreement as if we filed a separate income tax return and remit taxes for our current tax liability.

Prior to January 28, 2009, our results were included in the consolidated federal income tax return of Shivers, which for that period was Morris Communications' and Morris Publishing's ultimate parent. The tax provisions were settled through the intercompany account and Morris Communications, which for that period was our immediate parent, made income tax payments based on our results.

On January 28, 2009, we amended our Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as our new parent, for tax periods after our corporate reorganization. The Amendment did not change our financial rights or obligations and the parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group.

On January 6, 2010, we, pursuant to the Restructuring Support Agreement (as described in note 6), entered into an Amended and Restated Tax Consolidation Agreement with our parent entities, MPG Holdings, Shivers, and Questo and our affiliated entity, Morris Communications. The amendments in the restated agreement (1) clarify that we will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating our tax payment obligation, the indebtedness of our parent entity will be treated as if it were our indebtedness and (3) provide that the Trustee of the Indenture under which the $100.0 million in principal amount of newly issued Floating Rate Secured Notes due 2014 (the “New Notes”) will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of our parent entity, if such elections, positions or actions would have a adverse consequence on the New Notes or Morris Publishing.

We account for income taxes under the provisions of the liability method as required by accounting guidance, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

In July 2008, the Financial Accounting Standards Board (“FASB”) issued guidance for the accounting for uncertainty in income taxes which became effective for fiscal years beginning after December 15, 2007. Under this guidance, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under the guidance, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The adoption of this guidance did not impact us.

Impact of recently issued accounting standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition—Multiple Deliverable Revenue Arrangements,” which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

Recently adopted standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This pronouncement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. There was no impact to the consolidated financial results as this change is generally disclosure-only in nature.

In August 2009, the FASB issued a pronouncement providing additional guidance clarifying the measurement of liabilities at fair value which became effective for the first reporting period beginning after its issuance. We concluded that the adoption of this pronouncement as of October 1, 2009 did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued a pronouncement providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We concluded that the adoption of this pronouncement as of April 1, 2009 did not have a material impact on our results of operations, financial position or cash flows.

In April 2008, the FASB issued a pronouncement amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under a prior pronouncement. More specifically, the pronouncement removed the requirement under the previous pronouncement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. The pronouncement also required expanded disclosure related to the determination of intangible asset useful lives. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

Business overview

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

During 2009, advertising revenue represented 71.9% of our total net operating revenue. Our advertising revenue consisted of 59.7% in retail, 33.0% in classified and 7.3% in national, compared to 55.8%, 37.0%, and 7.2%, respectively, in 2008. Online advertising revenue, included in all advertising categories above, represented 13.6% of our total 2009 advertising revenue, up from 13.2% in 2008.

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

Circulation revenue represented 24.7% of our total net operating revenue during 2009, compared to 18.9 % in 2008, with part of the increase due to the change in the way we sell home delivery subscriptions in Florida.

Employee labor (wages and salaries) and newsprint costs are the primary costs at our newspapers, representing 31.7% and 8.4%, respectively, of our total 2009 operating costs (excluding employee severance costs, debt restructuring costs, and impairment charges).

In addition, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing.

Financial summary for the years ended December 31, 2009 versus 2008.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2009 and 2008:

	Twelve Months Ended December 31,
(Dollars in thousands)	2009	2008

Total net operating revenues	$256,946	$321,829
Operating expenses
Curtailment gains	-	(24,808)
Impairment of goodwill	-	170,685
Other operating expenses	235,136	296,248
Total operating expenses	235,136	442,125
Operating income (loss)	21,810	(120,296)
Other expenses (income)
Interest expense	31,686	30,110
Debt restructuring costs	12,867	-
Write-down of note receivable, net	7,538	-
Pre-tax gains on repurchases of debt	-	(9,271)
Other	(817)	(1,279)
Other expenses, net	51,274	19,560
Loss from continuing operations before income taxes	(29,464)	(139,856)
(Benefit) provision for income taxes	(8,668)	568
Loss from continuing operations	(20,796)	(140,424)
Loss from discontinued operations, net of income taxes	-	(248)
Net Loss	$(20,796)	$(140,672)

During 2009, our total net operating revenues were $256.9 million, down $64.9 million, or 20.2%, from $321.8 million in 2008 and total operating expenses were $235.1 million, down $207.0 million, or 46.8%, from $442.1 million in 2008. Our operating income was $21.8 million for 2009 compared to an operating loss of $120.3 million during 2008.

During 2008, our operating expenses included a $170.7 million pre-tax write-down of all of our goodwill. In addition, we recorded a $24.8 million curtailment gain upon the termination of our post retirement benefit plan within labor and employee benefits expense at the end of 2008. Our total other operating expenses were down $61.1 million, or 20.6%, from the prior year.

During 2009, interest expense totaled $29.0 million, up $1.8 million from $27.3 million during the prior year, with the $3.7 million in default interest expense on the Original Notes being somewhat offset by the reductions in outstanding debt and lower interest rates. Total interest expense accrued (and unpaid) on the Original Notes was $23.1 million during 2009.

On March 1, 2010, as part of our Restructuring, the claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278.5 million, plus approximately $35.4 million, in accrued and unpaid interest, were cancelled in exchange for the issuance of $100.0 million in aggregate principal amount of New Notes plus an estimated $45.0 million in maximum future cash interest payments.

In accordance with the accounting guidance for troubled debt restructuring, all future cash interest payments are recorded as a reduction in the $145.0 million in outstanding maturities on the New Notes, therefore, no interest expense will be recorded in 2010 on the New Notes. Prior to the Restructuring, accrued and unpaid interest expense on the Original Notes totaled $4.1 million during 2010.

Compared to 2008, loan amortization expense totaled $2.6 million, down $0.2 million from $2.8 million. During 2010, we write off approximately $3.4 million in deferred loan costs related to the Original Notes.

As part of our Restructuring efforts, we incurred a total of $12.9 million in legal, investment banking and consulting fees during 2009, including fees paid to advisors and consultants of our senior creditors and of certain of our note holders.

During 2008, we recorded pre-tax gains of $9.3 million on the repurchase of $21.5 million in aggregate principal amount of our Original Notes.

At the end of the first quarter of 2009, we reserved the $11.5 million due on the note receivable from GateHouse Media, Inc. ("GateHouse"). In September of 2009, Morris Publishing and GateHouse agreed to a one time payment in the amount of $4.0 million to settle the outstanding obligation. The entire $4.0 million was recorded as a reduction in the note receivable reserve, with the remaining $7.5 million being written off.

Interest income totaled $0.7 million, down $0.5 million from $1.2 million the prior year primarily due to the write-off of the GateHouse note receivable.

Our loss before taxes was $29.5 million, compared to a loss from continuing operations before taxes of $139.9 million the prior year.

The benefit for income taxes was $8.7 million in 2009, compared to a provision for income taxes of $0.6 million the prior year. During 2008, the impairment of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill was not deductible for income tax purposes.

Our net loss for 2009 was $20.8 million compared to a loss from continuing operations of $140.4 million in 2008.

Results of operations for the years ended December 31, 2009 versus 2008

Net operating revenue. The table below presents the total net operating revenue for the 12-month periods ended December 31, 2009 and 2008:

	Twelve Months Ended December 31,		Percentage change
(Dollars in thousands)	2009	2008	2009 vs. 2008

Net operating revenues
Advertising
Retail	$110,319	$140,563	(21.5%)
National	13,578	18,020	(24.7%)
Classified	60,906	93,115	(34.6%)
Total advertising revenues	184,803	251,698	(26.6%)
Circulation	63,497	60,931	4.2%
Other	8,646	9,200	(6.0%)
Total net operating revenues	$256,946	$321,829	(20.2%)

Advertising revenue. Advertising revenue was $184.8 million, a decrease of $66.9 million, or 26.6%, from the prior year. The continued deterioration of advertising revenues due to the weak national and local economic conditions has reduced advertising demand over the past two years.

Compared to the prior year, run of press advertising revenue was $105.3 million, down $47.0 million, or 30.8%, and insert advertising revenue was $46.3 million, down $7.9 million, or 14.6%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $8.0 million, down $4.1 million, or 33.6%.

Online advertising revenue was $25.2 million, down $7.9 million, or 23.9%, from the prior year. Compared to the prior year, total page-views were 649 million, down 53 million, or 7.5%, and unique visitors were 58 million, up 4.6 million, or 8.6%, reflecting our customers’ migration to the Internet platform.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Our existing Florida newspapers and non-daily publications, which account for 33.2% of our total advertising revenues, contributed 39.4% of our entire net decline in advertising revenue.

Advertising revenue in Jacksonville was down $22.0 million, or 30.0%, and St. Augustine was down $1.7 million, or 21.2%.

Augusta was down $8.3 million, or 28.2%, Savannah was down $5.4 million, or 24.4%, Lubbock was down $6.1 million, or 25.7%, Amarillo was down $4.2 million, or 19.5%, Topeka was down $4.3 million, or 24.8%, and Athens was down $3.2 million, or 29.2%.

Our five other daily newspapers were, together, down $4.7 million, or 22.2%. Our non-dailies were down $7.0 million, or 29.0%, with significant declines from Skirt!, our four city magazines, and Jacksonville's Sun publications.

Retail advertising revenue:

Retail advertising revenue was $110.3 million, down $30.3 million, or 21.5%, from the prior year.

Insert retail revenue was $41.7 million, down $7.2 million, or 14.8%, while print retail advertising revenue was $51.1 million, down $18.2 million, or 26.2%, from the prior year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $7.6 million, down $4.0 million, or 34.6%, from the prior year. Retail online revenue was $9.9 million, down $0.8 million, or 7.9%, from the prior year.

Our Jacksonville newspaper’s retail advertising revenue was down $7.7 million, or 21.7%, contributing 25.5% of our total net decline.

Classified advertising revenue:

Total classified advertising revenue was $60.9 million, down $32.2 million, or 34.6%, from 2008.

Print classified advertising revenue was $46.3 million, down $25.1 million, or 35.2%, and online classified advertising revenue was $14.1 million, down $6.7 million, or 32.2%, from the prior year. Excluding the employment category, online classified advertising revenue was down 15.3% from the prior year. During 2009, net revenue from Yahoo!’s HotJobs employment Web site, included in the classified online category above, was $3.0 million, down $3.9 million from the prior year.

Jacksonville was down $11.2 million, or 41.1%, contributing 34.7% of our total net decline. Jacksonville's online classified revenue was down $1.9 million, or 38.7%, with a 50.1% decrease in the employment category.

National advertising revenue:

Total national advertising revenue was $13.6 million, down $4.4 million, or 24.7%, from the prior year, with Jacksonville contributing 69.9% of the net decrease.

Circulation revenue. Circulation revenue was $63.5 million, up $2.6 million, or 4.2%, from the prior year, primarily due to price increases.

Average daily and Sunday circulation volume was down 13.0% and 9.7%, respectively, with Jacksonville contributing approximately 35% of the average weekly circulation decline.

With the exception of Brainerd and our two Alaska newspapers, daily single copy prices were raised from 50 cents to 75 cents at the beginning of October 2008. In addition, Bluffton converted from a free to a paid distribution newspaper as of December 1, 2008 and reported total circulation revenue of $0.4 million during 2009.

At the end of 2008, we purchased a software license agreement that has replaced the print edition newspaper in education (“NIE”) copies at all of our newspapers with electronic editions in order to reduce our net production costs. During 2009, we began marketing electronic edition only option to new or renewing subscribers and providing pre-existing print subscribers free access to these electronic editions at many of our newspapers.

Other revenue. Other revenue was $8.6 million, down $0.6 million, or 6.0%, from $9.2 million in 2008 primarily due to the reduction in Skirt! third-party licensing fees and the decline in commercial printing revenues.

Net operating expenses. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2009 and 2008:

	Twelve Months Ended December, 31		Percentage change
(Dollars in thousands)	2009	2008	2009 vs. 2008

Operating expenses
Labor and employee benefits	$100,887	$127,031	(20.6%)
Newsprint, ink and supplements	22,965	37,370	(38.5%)
Other operating costs	97,388	109,880	(11.4%)
Depreciation and amortization	12,739	13,858	(8.1%)
Subtotal	233,979	288,139	(18.8%)
Employee severance payments	390	3,783	(89.7%)
Curtailment gains	-	(24,808)	-
Impairment of fixed assets	767	4,326	(82.3%)
Write-down of goodwill	-	170,685	-
Total operating expenses	$235,136	$442,125	(46.8%)

Labor and employee benefits. Total labor and employee benefit costs, excluding the curtailment gain and employee severance, were $100.9 million, down $26.1 million, or 20.6%, being favorably impacted by reductions in head count and wages, the suspension of employer 401(k) contributions during the third quarter of 2008 and the termination of the post retirement plan at the end of 2008.

Our salaries and wages, excluding severance costs, totaled $74.5 million, down $17.9 million, or 19.3%. Average full time employee equivalents (“FTE’s”) were 2,211 during 2009, down 587, or 21.7%. Employee severance costs were $0.4 million and $3.8 million in 2009 and 2008, respectively.

Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment.

Commissions and bonuses were $11.3 million, down $3.5 million, or 23.9%, from 2008.

Employee medical insurance cost was $8.1 million, down $1.3 million, or 14.3%, due to the reduction in plan participants.

During 2008, post retirement benefit costs (excluding the $24.8 million curtailment gain) and employer matching contributions to the 401(k) plan were $0.8 million and $1.8 million, respectively.

Total other employee costs were $7.0 million, down $0.8 million, or 11.4%, primarily due to the reduction in payroll taxes and relocation expenses. During 2008, we recorded a $1.4 million net gain due to a change in our employee absentee policy.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $23.0 million, down $14.4 million, or 38.5%. Compared to 2008, total newsprint expense was $19.8 million, down $12.7 million, or 39.2%, with a 17.6% decrease in the average cost per ton of newsprint and a 26.2% decrease in newsprint consumption.

Ink expense was $1.7 million, down $0.5 million, or 21.7%, and supplements expense was $1.5 million, down $1.2 million, or 44.5%.

Other operating costs. Other operating costs were $97.3 million, down $12.5 million, or 11.4%.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $16.7 million, down $4.2 million, or 20.2%, from $20.9 million in 2008.

Depreciation and amortization. Depreciation and amortization expense was $12.7 million, down $1.1 million, or 8.1%.

Depreciation expense was $11.1 million, down $2.1 million from $13.2 million in 2008, with a portion of fixed assets becoming fully depreciated in the prior year.

Amortization expense was $1.7 million, up $0.9 million from $0.8 million in 2008 due to the acceleration of amortization on discontinued publications.

Impairment of fixed assets. The $0.8 million impairment charge reflects the adjustment to fair value of St. Augustine commercial printing presses and equipment being held for sale as of December 31, 2009.

Financial summary for the years ended December 31, 2008 versus 2007.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2008 and 2007:

	Twelve Months Ended December 31,
(Dollars in thousands)	2008	2007

Total net operating revenues	$321,829	$374,628
Operating expenses
Employee severance costs	3,783	993
Curtailment gains	(24,808)	-
Impairment of fixed assets	4,326	-
Impairment of intangible assets and goodwill	170,685	-
Other operating expenses	288,139	312,520
Total operating expenses	442,125	313,513
Operating (loss) income	(120,296)	61,115
Other expenses (income)
Interest expense	30,110	37,881
Pre-tax gains on repurchases of debt	(9,271)	-
Other	(1,279)	(372)
Other expenses, net	19,560	37,509
Loss from continuing operations before income taxes	(139,856)	23,606
Provision for income taxes	568	8,993
(Loss) income from continuing operations	(140,424)	14,613
(Loss) income from discontinued operations, net of income taxes	(248)	4,490
Gain on sale of discontinued operations, net of income taxes	-	49,567
(Loss) income from discontinued operations	(248)	54,057
Net (loss) income	$(140,672)	$68,670

Continuing operations

During 2008, our total net operating revenues were $321.8 million, down $52.8 million, or 14.1%, from 2007 and total operating expenses were $442.1 million, up $128.6 million, or 41.0%, from 2007. Our operating loss was $120.3 million compared to operating income of $61.1 million in 2007.

Our 2008 operating expenses included a $170.7 million pre-tax write-down of all of our goodwill and a $4.3 million impairment of fixed assets. The write-down of goodwill reflects the continuing and expected future declines in advertising revenues which were due to weak national and local economic conditions which have reduced advertising demand, and increased competition, particularly from on-line media. The impairment charge reflects the adjustment to fair value of three commercial printing presses being held for sale as of December 31, 2008 and 2009.

During 2008, we terminated our post retirement benefit plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to former employees and their eligible dependents and regular full time and eligible part time employees upon their separation from service. As a result, we recorded a $24.8 million curtailment gain upon the termination of the plan within labor and employee benefits expense.

Our other operating expenses, excluding the impairment charges and curtailment gain, were $291.1 million, down $21.6 million, or 6.9%, from 2007.

Interest and loan amortization expense totaled $30.1 million, down $7.8 million from $37.9 million in 2007 primarily due to the reduction in our outstanding debt and lower interest rates.

During the first six months of 2008, we also repurchased $21.5 million of our original $300 million 7% Senior Subordinated Notes for a total purchase price, including accrued interest, of $12.5 million. The pre-tax gains on these transactions were $9.3 million.

Interest income was $1.2 million in 2008, up $1.1 million from $0.1 million in 2007 due to interest income earned on the GateHouse note receivable.

Our loss from continuing operations before taxes was $139.9 million in 2008, compared to income of $23.6 million in 2007.

The income tax provision for continuing operations was $0.6 million in 2008, compared to $9.0 million in 2007. The pre-tax write-down of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill is not deductible for income tax purposes.

Our loss from continuing operations for 2008 was $140.4 million compared to income from continuing operations of $14.6 million during 2007.

Discontinued operations

On November 30, 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10.0 million promissory note bearing interest at 8% per annum.

Gain on sale of discontinued operations. The table below details the gain from the GateHouse sale on November 30, 2007:

(Dollars in thousands)	Gain on Sale

Gross sales price	$115,000
Less: closing costs	564
Net sales proceeds	114,436

Carrying value of fixed assets, net	15,856
Carrying value of goodwill and intangibles, net	18,508
Net book value	34,364

Pre-tax gain on sale of discontinued operations	80,072
Provision for income taxes	30,505
Gain on sale, net of income taxes	$49,567

(Loss) income from discontinued operations. During 2008, our loss from discontinued operations before income taxes was $0.4 million; the amount of working capital adjustment reduced during settlement plus other incidental costs. The income tax benefit was $0.2 million.

During 2007, operating income from discontinued operations was $7.3 million, with total net operating revenues of $62.5 million and total operating costs of $55.2 million.

During 2007, the combined technology and shared services fee from our parent and management fee charged to discontinued operations by our parent under the management agreement totaled $4.1 million. Employee benefits costs from discontinued operations benefited from a $2.7 million postretirement benefit curtailment gain which related to employees included in the GateHouse sale.

Income from discontinued operations, net of taxes, and excluding the gain on sale of assets, was $4.5 million during 2007. The provision for income taxes was $2.8 million for 2007. Including the gain on sale of assets, income from discontinued operations, net of taxes, totaled $54.1 million.

Net (loss) income

Our net loss for 2008 was $140.7 million compared to net income from continuing operations of $68.7 million during 2007.

Results of operations for the years ended December 31, 2008 versus 2007

Net operating revenue. The table below presents the total net operating revenue from continuing operations and related statistics for the 12-month periods ended December 31, 2008 and 2007:

	Twelve Months Ended December 31,		Percentage change
(Dollars in thousands)	2008	2007	2008 v. 2007

Net operating revenues
Advertising
Retail	$140,563	$159,747	(12.0%)
National	18,020	19,711	(8.6%)
Classified	93,115	127,236	(26.8%)
Total advertising revenues	251,698	306,694	(17.9%)
Circulation	60,931	57,602	5.8%
Other	9,200	10,332	(11.0%)
Total net operating revenues	$321,829	$374,628	(14.1%)

Advertising revenue. Advertising revenue in 2008 was $251.7 million, a decrease of $55.0 million, or 17.9%, from 2007.

Compared to 2007, run of press advertising revenue was $152.2 million, down $46.4 million, or 23.4%, and insert advertising revenue was $54.2 million, down $6.7 million, or 10.9%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $12.2 million, down $1.5 million, or 11.2%.

Online advertising revenue in 2008 was $33.1 million, down $0.4 million, or 1.2%, from 2007. Excluding the employment classified category, online advertising revenue was up 10.6%. Compared to 2007, total page-views were 649.3 million, up 79.1 million, or 13.9%, and unique page-views were 49.1 million, up 11.6 million, or 30.9%.

Our existing Florida newspapers and publications, which accounted for 34.9% of our total advertising revenues in 2008, contributed 53.4% of our entire net decline in advertising revenue. Advertising revenue in Jacksonville was down $25.8 million, or 26.1%, and St. Augustine was down $1.7 million, or 17.5%.

As for our other larger daily newspapers, Augusta was down $7.1 million, or 19.5%, Savannah was down $5.6 million, or 20.1%, Lubbock was down $4.0 million, or 14.4%, Amarillo was down $3.0 million, or 12.1%, Topeka was down $2.5 million, or 12.4% and Athens was down $2.0 million, or 15.0%.

Our other daily newspapers were, together, down $1.6 million, or 7.2% and our non-daily publications were down $1.7 million, or 6.8%.

Retail advertising revenue:

Retail advertising revenue in 2008 was $140.6 million, down $19.2 million, or 12.0%, from the prior year.

Insert retail revenue was $49.0 million, down $6.0 million, or 10.8%, while print retail advertising revenue was $69.3 million, down $13.5 million, or 16.4%, from 2007. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $11.6 million, down $1.2 million, or 9.4%, from 2007. Retail online revenue was $10.7 million, up $1.5 million, or 16.9%, from 2007.

Jacksonville’s retail advertising was down $5.6 million, or 13.6%, from 2007, contributing 29.2% of our total net decline.

Classified advertising revenue:

Total classified advertising revenue in 2008 was $93.1 million, down $34.1 million, or 26.8%, from 2007.

Print classified advertising revenue was $71.4 million, down $30.8 million, or 30.2%, insert classified advertising revenue was $0.5 million, down $0.4 million, or 44.1%, and online classified advertising revenue was $20.8 million, down $2.7 million, or 11.4%, from 2007. Excluding the employment category, online classified advertising revenue was down 1.7% from 2007. During 2008, net revenue from Yahoo!’s HotJobs employment Web site, included in the classified online category above, was $6.9 million.

Our Jacksonville newspaper’s classified advertising revenue was down $18.4 million, or 40.3%, contributing 54.0% of our total net decline.

National advertising revenue:

Total national advertising revenue in 2008 was $18.0 million, down $1.7 million, or 8.6%, from 2007, with Jacksonville contributing all of the net decrease.

Circulation revenue. Circulation revenue in 2008 was $60.9 million, up $3.3 million, or 5.8%, from 2007, primarily due to the change in the way we sell home delivery subscriptions in Florida.

In prior years, we sold home delivery newspapers in Jacksonville and St. Augustine directly to the carriers and derived our revenue from the wholesale rate to the carrier. During the first quarter of 2008, we began selling these copies directly to the subscribers and paying our carriers a delivery fee, in effect, favorably impacting our circulation revenue while increasing our other operating costs. Adjusting the $3.7 million in incremental carrier delivery costs at our two Florida newspapers from our circulation revenue; our total circulation revenue was down 0.6% from 2007.

Average daily and Sunday circulation volume was down 8.0% and 8.1%, respectively, with Jacksonville contributing almost half of each category’s decline.

Other revenue:

Other revenue in 2008 was $9.2 million, down $1.1 million, or 11.0%, from $10.3 million in 2007.

Net operating expense from continuing operations. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2008 and 2007:

	Twelve Months Ended December 31,		Percentage change
(Dollars in thousands)	2008	2007	2008 vs. 2007

Operating expenses
Labor and employee benefits	$127,031	$142,306	(10.7%)
Newsprint, ink and supplements	37,370	40,338	(7.4%)
Other operating costs	109,880	113,657	(3.3%)
Depreciation and amortization	13,858	16,219	(14.6%)
Subtotal	288,139	312,520	(7.8%)
Employee severance payments	3,783	993	281.0%
Curtailment gains	(24,808)	-	-
Impairment of fixed assets	4,326	-	-
Write-down of goodwill	170,685	-	-
Total operating expenses	$442,125	$313,513	41.0%

Labor and employee benefits. Total labor and employee benefit costs, excluding the curtailment gain and employee severance, were $127.0 million, down $15.3 million, or 10.7%, being favorably impacted by reductions in head count and the suspension of employer 401(k) contributions. Employee severance costs were $3.8 million and $1.0 million in 2008 and 2007, respectively.

Our salaries and wages totaled $96.1 million, down $5.9 million, or 5.7%. Average FTE’s were down 313, or 10.7%. Excluding employee severance payments, salaries and wages were down 8.5%.

Commissions and bonuses were $14.9 million, down $2.6 million, or 14.5%, from 2007.

Employee medical insurance cost was $9.3 million, down $1.6 million, or 14.8%, due to the reduction in plan participants.

Post retirement benefit costs, excluding the $24.8 million curtailment gain, were $0.8 million, unchanged from 2007.

Employer matching contributions to the 401(k) plan were $1.8 million, down $1.7 million, or 48.4%, from 2007, due to our indefinite suspension of employer matching contributions during May of 2008.

Total other employee costs were $7.9 million, down $0.7 million, or 8.1%, primarily due to a change in our employee absentee policy and a reduction in payroll taxes.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $37.4 million, down $3.0 million, or 7.4%.

Compared to 2007, total newsprint expense was $32.5 million, down $2.0 million, or 5.8%, with the 20.8% increase in the average cost per ton of newsprint offset somewhat by the 22.0% decrease in newsprint consumption.

Ink expense was $2.1 million, down $0.4 million, or 14.1%, and supplements expense was $2.8 million, down $0.6 million, or 19.4%.

Other operating costs. Other operating costs, excluding the $3.7 million in incremental carrier costs, were $106.2 million, down $7.5 million, or 6.6%.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $20.9 million, down $3.4 million, or 14.0%, from 2007.

Approximately $8.7 million of these combined fees during the second and third quarter of 2008 were not actually paid as a result of a temporary amendment of our management agreement, but were treated as if paid by us with a capital contribution from our parent. The payment of these fees was reinstated at the beginning of the fourth quarter of 2008.

Depreciation and amortization. Depreciation and amortization expense, excluding impairment charges, was $13.9 million, down $2.4 million, or 14.6%, with a large portion of intangible assets becoming fully amortized in the prior year.

Liquidity and capital resources

As a result of the general industry-wide deterioration during the past several years, we have faced increasing constraints on our liquidity, including our ability to service the principal amount of combined indebtedness owed to our senior lenders and note holders.

At the end of 2009, our only source of liquidity was the cash flow generated from operations and our cash balances. Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, and working capital, restructuring costs related to our Original Notes, and the servicing of the Tranche A senior debt under our Existing Credit Agreement.

As of December 31, 2009, we had only $25.6 million of unrestricted cash with which to satisfy the $447.7 million principal amount outstanding on our long-term debt, including $31.3 million in accrued and unpaid interest on our Original Notes, with no realistic ability to obtain the necessary additional funds in the capital markets.

The purpose of our Restructuring (as described below) was to address our immediate need for liquidity in light of our inability to make payments on outstanding indebtedness. The Restructuring, effective March 1, 2010, was accomplished through the consummation of the in-court Prepackaged Plan, thereby reducing the amount of our indebtedness to approximately $107.2 million plus future cash interest payments.

After the Restructuring, we expect that, for the reasonably foreseeable future, cash generated from operations, together with the proceeds from a working capital facility, and if applicable, any proceeds from the liquidation or sale of select businesses or assets, will be sufficient to allow us to service our debt, fund our operations, and increase working capital as necessary to support our strategy and to fund planned capital expenditures and expansions.

Under the terms of our New Indenture, we are generally required to use excess free cash flow to reduce our indebtedness, including indebtedness under a working capital line of credit for up to $10 million that is permitted under the New Indenture; subject to our ability to maintain $7.0 million of cash if we do not have a working capital line of credit. However, our cash reserves or any working capital line of credit may not be able to cover any significant unexpected periods of negative cash flow.

Our stronger capital position and increased liquidity affords us additional time and resources to execute our broader business restructuring strategy, including refinement of our business model, liquidation or sale of select businesses or assets, and efficiency enhancements. We will continue to focus on owning and operating newspapers and other publications in small and mid-size communities. We also will continue to implement strategies in response to declining advertising revenues and changing market conditions, including by restructuring the operations of our business and implementing various initiatives to increase revenues and decrease our costs.

Cash and cash equivalents was $4.8 million at December 31, 2008, compared with $4.1 million at December 31, 2007.

Operating activities. Net cash provided by operations was $25.2 million in 2009, down $10.1 million from $35.3 million in 2008. Net cash provided by operations in 2008, was up $2.2 million from $33.1 million in 2007.

Current assets were $65.0 million and current liabilities, excluding the $47.2 million in outstanding debt, were $24.8 million as of December 31, 2009 as compared to current assets of $58.9 million and current liabilities, excluding the $411.7 million in outstanding debt, were $39.4 million as of December 31, 2008.

During 2008, we amended our management and service agreement with Morris Communications to temporarily eliminate the management fee and technology and shared services fee payable by us to our parent for the period from May 1, 2008 through September 30, 2008. The intent of this amendment was to retain cash and reduce our operating expenditures. The payment of the management fee and the technology and shared services fee were reinstated beginning October 1, 2008.

While the required payment of these fees had been eliminated, our other operating costs continued to reflect all of the costs of the management and technology and shared services incurred by our parent, with the $8.7 million in total costs for the period May 1, 2008 through September 30, 2008 being recorded as capital contributions from our parent. The elimination of the fee had the effect of increasing net cash provided by operations in 2008 by this $8.7 million.

The $10 million promissory note receivable from GateHouse was unsecured and originally matured on November 30, 2008. We received $2.5 million of the total working capital reimbursement at closing with the remainder originally due prior to the promissory note’s maturity date.

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

During the first quarter of 2009, the note was amended to postpone the remaining monthly principal payments by three months, with the next principal payment becoming due on April 15, 2009 and the final payment due on November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the $0.1 million interest payment.

During the second quarter of 2009, we entered into a second amendment to the note, with GateHouse agreeing to monthly payments of interest (8.0% per annum) in arrears on the principal amount then outstanding on the note beginning in January 2009 and continuing through December 2009 while any part of the note remains unpaid. Commencing in January 2010, monthly interest payments of interest in arrears on the principal amount then outstanding under the note, along with one-tenth of the principal amount of the note had been payable on the 15th of each month. The note had been due and payable in full on October 15, 2010.

However, given GateHouse’s reported losses in the last three years and its reported liquidity problems, we reserved the $11.5 million due on the note during the first quarter of 2009. During the third quarter of 2009, we received a one time principal payment in the amount of $4.0 million from GateHouse to settle the outstanding obligation. The remaining $7.5 million, previously reserved, was written off.

Investing activities. Net cash used by investing activities was $0.7 million in 2009, compared to cash provided by investing activities of $11.2 million in 2008. Net cash provided by investing activities in 2008, was down $70.5 million from $81.7 million in 2007, primarily due to the GateHouse sale during the fourth quarter of 2007.

During 2009, 2008 and 2007, we spent $0.9 million, $2.0 million, and $11.3 million, respectively, on property, plant and equipment. Included in the 2008 and 2007 amounts were payments totaling $0.7 million and $3.2 million, respectively, on Savannah's new $7.0 million printing press. The press was placed in production during the fall of 2007, with the final payment being made in 2008.

We anticipate our total capital expenditures to range from $3.0 million to $5.0 million during 2010.

During 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10 million promissory note bearing interest at 8% per annum. Closing costs were $0.6 million.

During 2007, we elected to have $12.4 million of the net proceeds from the GateHouse sale deposited into an escrow account in order to fund other acquisitions by ourselves or Morris Communications through a tax-deferred Section 1031 exchange. At the end of the first quarter of 2008, Morris Communications acquired qualified replacement property using the $12.4 million in our escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

Financing activities. Net cash used in financing activities was $3.6 million in 2009, compared to $46.4 million in 2008. Net cash used in financing activities in 2007 was $117.6 million primarily due to the mandatory repayment of the term loan immediately following the GateHouse sale in 2007.

Refinancing and restructuring

Overview—As a result of increased liquidity constraints over the last few years, we entered into an amendment to the Original Credit Agreement, effective July 3, 2007, which relaxed the financial tests required by the credit agreement for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008.

On October 18, 2008, in anticipation of our failure to meet the financial tests as of December 31, 2008 upon the expiration of the relaxed financial tests, the senior secured lenders under the credit agreement required Morris Communications and us to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Original Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than May 30, 2009 (the “Mandatory Transaction”).

Pursuant to the terms of the Original Indenture interest payments were due on February 1 and August 1 of each year, until maturity. In advance of the February 2009 scheduled interest payment we hired a financial advisor and legal counsel, for the purpose of assisting us in evaluating the strategic options regarding our existing capital structure.

On February 1, 2009, we failed to make the $9.7 million interest payment due under the Original Indenture.

Shortly thereafter, holders representing at the time more than 80% of the aggregate principal amount of the Original Notes outstanding (the “Holders”) formed a committee (the “Ad Hoc Committee”) for purposes of entering into discussions with us concerning our potential restructuring. The committee retained its own legal and financial advisors in connection with such discussions.

Thereafter, Morris Publishing, the Ad Hoc Committee and the senior secured lenders under the Original Credit Agreement commenced discussions regarding the terms of a possible restructuring of the various debt obligations. On February 26, 2009, Morris Publishing and the Holders entered into a forbearance agreement whereby the Holders agreed to refrain for a specified period of time from pursuing remedies on account of the failure to make the scheduled interest payment required under the Original Indenture. On that same date, Morris Publishing and the administrative agent for the senior secured lenders entered into a waiver agreement whereby the senior secured lenders agreed to waive for a specified period of time any defaults under the Original Credit Agreement as a result of our failure to make the scheduled interest payment due on account of the Original Notes.

On April 6, 2009, the senior secured lenders under the Original Credit Agreement deleted the Mandatory Transaction requirement in conjunction with the waiver agreement.

Over the course of the following several months, Morris Publishing, the Ad Hoc Committee and the senior secured lenders continued to exchange information and discuss potential restructuring terms, and continued to agree to waive defaults and/or forbear from exercising remedies on account of any defaults associated with the Original Credit Agreement or Original Notes.

On August 1, 2009, we failed to make the $11.5 million interest payment (including default interest) due on the Original Notes.

Term Sheet—On September 23, 2009, we entered into the "Term Sheet" with the Ad Hoc Committee of Holders, which provided for the restructuring of the Original Notes through either an out-of-court exchange offer (the “Exchange Offer”) or a plan of reorganization (the “Prepackaged Plan”) to be confirmed under title 11 of the United States Code. The financial restructuring, whether accomplished through the Exchange Offer or the Prepackaged Plan, was referred to as the Restructuring.

The Exchange Offer consisted of (a) the exchange offer to acquire all of our $278.5 million principal amount outstanding of the Original Notes plus any accrued and unpaid interest thereon, for $100.0 million in principal amount of New Notes immediately upon the effective date of the Exchange Offer, and (b) the reduction of the bondholder debt would be accompanied by the cancellation of $110.0 million in aggregate principal amount, plus accrued paid in kind interest ("PIK"), of our Tranche C senior secured debt outstanding under the Existing Credit Agreement, as a repayment of intercompany indebtedness of $24.5 million plus interest at 3.5% from September 30, 2009, and as a capital contribution. See “Senior Refinancing Transaction” as described below.

The terms of the Exchange Offer required tender of at least 99% in aggregate principal amount of the Original Notes (the “Requisite Tender”). If the Exchange Offer had been successful, any remaining Original Notes would have remained outstanding, with the remaining holders entitled to all of the rights under the Original Indenture as amended to remove covenants in connection with the exchange. The New Notes would be secured on a second lien basis by substantially all of our assets, but the remaining Original Notes would have remained unsecured.

If we did not acquire at least 99% of the aggregate principal amounts outstanding of the Original Notes, we agreed to seek to accomplish the same results contemplated by the Exchange Offer through the effectiveness of the Prepackaged Plan of reorganization, acceptances for which we would solicit in compliance with chapter 11 of title 11 of the United States Code ("Bankruptcy Code"). Approval of the Prepackaged Plan required holders of the Original Notes representing at least two-thirds in aggregate principal amount of the Original Notes and more than one-half in number of those who vote to vote in favor of the Prepackaged Plan. Only those parties who actually voted were counted for these purposes. Under the Prepackaged Plan, all outstanding Original Notes would be cancelled. Under this plan, all holders would receive their pro rata share of the New Notes.

Senior Refinancing Transaction—On October 15, 2009, the Original Credit Agreement was amended and restated under the Existing Credit Agreement, as a condition precedent to the Restructuring pursuant to the "Restructuring Support Agreement", as described below.

The amendment and restatement immediately followed the acquisition by Tranche Holdings, LLC ("Tranche Holdings"), a third party in which our affiliates held a transitory interest, of all outstanding loans under the Original Credit Agreement and the conversion of the entire $136.5 million principal amount outstanding under the Credit Agreement into the three tranches of term loans:

·           Tranche A - $19.7 million;
·           Tranche B - $6.8 million and
·           Tranche C -$110.0 million

The entire Tranche B term loan was acquired by our affiliate, MPG Revolver Holdings, LLC (“MPG Revolver”), and the entire Tranche C term loan was acquired by Morris Communications and MPG Revolver, after which our affiliates no longer had an interest in Tranche Holdings. The parties to the Existing Credit Agreement were (1) Morris Publishing as borrower, (2) Morris Communications, as guarantor, (3) Tranche Manager, LLC as administrative agent, and (4) Tranche Holdings, MPG Revolver, and Morris Communications as lenders.

All existing defaults under the credit agreements were eliminated upon the consummation of the Senior Refinancing Transaction.

Restructuring Support Agreement—On October 30, 2009, Morris Publishing and over 75% of the holders of Original Notes entered into a Restructuring Support Agreement which incorporated the Term Sheet and ultimately required us to commence the Exchange Offer solicitation such that it was concluded no later than January 12, 2010. Under the agreement, if we received the Requisite Tender prior to the expiration of the solicitation, the consummation of the Exchange Offer must have occurred within three (3) business days after the conclusion of the solicitation. If the Requisite Tender was not received, we were required to file the Prepackaged Plan under chapter 11 of the Bankruptcy Code on or prior to January 19, 2010.

Exchange offer and solicitation of acceptances—On December 14, 2009, we commenced the Exchange Offer along with the solicitation of the acceptance of holders of the Original Notes to our filing of the Prepackaged Plan.

Subsequent events—

▪	Termination of the Exchange Offer and filing of "Chapter 11 Petitions"—On January 13, 2010, we terminated the Exchange Offer which had expired on January 12, 2010.

At the deadline to submit votes for or against the Prepackaged Plan on January 12, 2010, we had received votes from holders of Original Notes in favor of the plan significantly in excess of the required threshold for a successful vote.

On January 19, 2010, we filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Georgia, Augusta Division (the “Bankruptcy Court”). We continued to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The holders of the Original Notes were our only impaired class of creditors.

▪
Emergence from bankruptcy—On February 17, 2010, the Bankruptcy Court confirmed the Prepackaged Plan and approved the adequacy of our Disclosure Statement as filed with the Chapter 11 Petitions, clearing the way for Morris Publishing to consummate the plan and emerge from bankruptcy as soon as March 1, 2010.

▪	Restructuring—On March 1, 2010, the Effective Date of the Restructuring, we completed the necessary steps to consummate the Prepackaged Plan confirmed by the Bankruptcy Court.

Under the Restructuring, the claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278.5 million, plus approximately $35.4 million in accrued and unpaid interest, were cancelled in exchange for the issuance of $100.0 million in aggregate principal amount of new secured notes due in 2014, plus future cash interest payments. The equity ownership interests in the Company did not change as a result of the Restructuring.

Concurrent with the cancellation of the Original Notes, the Morris family, through its affiliated entities, made a capital contribution to Morris Publishing of approximately $87.2 million (including accrued PIK interest) and repaid approximately $24.9 million of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112.1 million in aggregate principal amount and accrued PIK interest of the Tranche C senior secured debt outstanding under the Existing Credit Agreement.

We repaid from cash on hand the entire $19.7 million principal amount of Tranche A senior secured debt, plus accrued interest and a $0.3 million prepayment fee, leaving approximately $7.2 million (including accrued PIK interest) of Tranche B debt remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Existing Credit Agreement. We expect to refinance and repay the entire Tranche B debt within 150 days of the Effective Date of the Restructuring.

The following table summarizes the Restructuring transaction and reflects our outstanding debt on March 1, 2010, the Effective Date of the Restructuring:

(Dollars in thousands)			Restructuring transactions
Long-term debt	Outstanding as of 12/31/2009	Additional accrued interest (a)	Repayment of debt/ intercompany receivable		Capital contribution to Morris Publishing	Cancellation of Original Notes	Exchange for New Notes	Outstanding as of 3/1/2010

Existing Credit Agreement
Tranche A	$19,700	$-	$(19,700)		$-	$-	$-	$-
Tranche B	7,021	179	-		-	-	-	7,200
Tranche C	111,192	908	(24,862)	(b)	(87,238)	-	-	-
	137,913	1,087	(44,562)		(87,238)	-	-	7,200

Original Indenture
Original Notes	278,478	-	-		-	(278,478)		-
Accrued and unpaid interest	31,268	4,132	-		-	(35,400)		-
	309,746	4,132	-		-	(313,878)	-	-

New Indenture
New Notes	-	-	-		-	-	100,000	100,000
Maximum future cash interest payments	-	-	-		-	-	45,000	45,000
	-	-	-		-	-	145,000	145,000

Total	$447,659	$5,219	$(44,562)		$(87,238)	$(313,878)	$145,000	$152,200

(a) Additional interest accrued on the Tranche B and Tranche C term loan (both PIK) and on the Original Notes (accrued and unpaid) during 2010.
(b) Repayment of intercompany debt to Morris Publishing.

Under the terms of the New Indenture, the New Notes will bear 10% interest commencing March 1, 2010, payable in cash quarterly; provided, however, that the interest rate could increase during the time that any “Refinanced Debt” (as defined in the New Indenture) is outstanding, to a rate equal to the greater of 10% in cash or the highest rate payable on the Refinanced Debt plus 5% (with one-half of the interest being payable quarterly in cash and the other half being paid in kind (PIK interest) in the form of an addition to the principal amount of the Notes).

Under the terms of the New Indenture, we generally must use its monthly positive cash flow to repay any Refinanced Debt, then any amounts outstanding on a working capital facility, and then to proportionally redeem the New Notes and, if the Tranche B term loan has not been refinanced, to prepay the Tranche B term loan. Such cash flow payments will not be required if and to the extent we would not have either $7.0 million of available cash or an available working capital facility.

In accordance with accounting guidance for troubled debt restructuring, the total maturities of the New Notes includes the stated principal amount plus any additional cash outflows (i.e. , the maximum future cash interest payments thereon) on the New Notes. The New Notes have a maturity of four and one-half years, and we have assumed a maximum interest rate of 10% (we expect the Tranche B term loan to be refinanced and repaid within 150 days of the Restructuring). The $45.0 million in maximum future cash interest payments may be lower if our positive cash flows are sufficient to make principal payments prior to maturity; in effect, increasing our income from the cancellation of debt. At the end of the first quarter of 2010, we will record the stated principal amount of the New Notes, plus the maximum future cash interest payments, as long-term debt within our consolidated balance sheet.

We estimate our total cash outflows (principal and cash interest payments) on the New Notes to be between $15 and $21 million in 2010.

▪
Cancellation of debt income—As of March 1, 2010, we were successful in restructuring approximately $314 million outstanding on our Original Notes, including accrued and unpaid interest, in exchange for an estimated $145 million of total maturities on the New Notes.

The cancellation of approximately $169 million of debt could result in income taxable to Morris Publishing. We are currently evaluating whether the cancellation of debt will result in a taxable transaction and, if so, the impact on our tax provision and deferred taxes. However, any COD Income to Morris Publishing (for purposes of the Tax Sharing Agreement) is excluded from our taxable income if the discharge of indebtedness either (i) occurred while were insolvent (but only to the extent of such insolvency), or (ii) occurred pursuant to a plan of reorganization confirmed by the Bankruptcy Court. Thus, we should not have any tax liability pursuant to the Tax Sharing Agreement as a result of the COD Income since the Restructuring was consummated through the Prepackaged Plan which was confirmed by the Bankruptcy Court.

Period Summary

The table below summarizes the debt outstanding as of December 31, 2009 and 2008. The current maturities of long-term debt at December 31, 2009 reflect the consummation of the Restructuring and the expected refinancing and repayment of the Tranche B term loan within 150 days of the effective date of the Restructuring. All debt cancelled upon the consummation of the Restructuring is considered not paid and is included within non-current maturities of long-term debt as of December 31, 2009.

($'s in thousands)
		Total long-term debt		Current maturity of long-term debt
December 31,		2009	2008	2009	2008

Original Credit Agreement
Tranche A		$-	$83,250	$-	$83,250
Revolving debt		-	50,000	-	50,000
Total		-	133,250	-	133,250

Existing Credit Agreement
Tranche A		19,700	-	19,700	-
Tranche B (including accrued PIK interest)		7,021	-	7,021	-
Tranche C (including accrued PIK interest)	(a)	111,192	-	-	-
Total		137,913	-	26,721	-

Original Indenture	(b) (c)
Original Notes		278,478	278,478	-	278,478
Accrued and unpaid interest		31,268	-	-	-
		309,746	278,478	-	278,478

New Indenture	(c)
New Notes	(d)	-	-	20,500	-

Total		$447,659	$411,728	$47,221	$411,728

(a) The Tranche C term loan was canceled on March 1, 2010, the Effective Date of the Restructuring.
(b) The February 1, 2009 and August 1, 2009 interest payments had not been paid by us as of December 31, 2009.
(c) On March 1, 2010, the Effective Date of the Restructuring, the $278.5 million aggregate principal amount of the Original Notes due 2013, plus accrued and unpaid interest, was cancelled in the exchange for $100.0 million aggregate principal amount of New Notes.

(d) In accordance with accounting guidance for troubled debt restructuring, the current maturities of the New Notes includes $14.0 million in excess cash flow plus $6.5 million in estimated cash interest payments on the New Notes during the ten month period ending December 31, 2010.

Total Debt—At December 31, 2009, total debt was $447.7 million, including $31.3 million in accrued and unpaid interest on the Original Notes which was canceled on March 1, 2010, the Effective Date of the Restructuring.

The average interest rate on our total debt outstanding (including the 2009 unpaid interest on the Original Notes) was 7.7% and 5.78% at December 31, 2009 and 2008, respectively.

Original Credit Agreement—On October 15, 2009, the principal amount outstanding on the Tranche A term loan and the revolving credit facility under the Original Credit Agreement was $76.5 million and $60.0 million; respectively, prior to their acquisition by a third party and our affiliates.

During 2009, the interest expense on the Tranche A term loan and the revolving credit facility totaled $2.2 million, and $1.6 million, respectively, on average loan balances of $81.3 million and $58.6 million, respectively. The weighted average interest rates on these loans were 3.44% and 3.41%, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.50% during 2009.

At December 31, 2008, the interest rate on the Tranche A term loan was 3.00% and the weighted average interest rate on the revolver was 3.61%. The annual commitment fee on the unborrowed funds available under the revolver was 0.50% at December 31, 2008 and 0.375% at December 31, 2007.

Existing Credit Agreement—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Existing Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans is paid in kind ("PIK").

Interest expense on the Tranche A term loan totaled $0.6 million during 2009. At December 31, 2009, the Tranche B and C term loans include accrued PIK interest of $0.2 million and $1.2 million, respectively.

During 2009, the weighted average interest rate on all three tranches was 7.04%.

Original Notes— During 2009, interest expense on the Original Notes totaled $23.1 million, including $3.7 million in 1% default interest expense. The accrued and unpaid interest expense totaling $31.3 million at December 31, 2009 was canceled on March 1, 2010, the effective date of the Restructuring.

During 2008, we repurchased a total of $21.5 million of our $300.0 million 7% Senior Subordinated Notes for a total purchase price, including $0.2 million in accrued interest, of $12.5 million. The pre-tax gain on these transactions was $9.3 million. In addition, we wrote off $0.4 million in unamortized loan fees related to these extinguished notes.

Credit Agreement Summary

Original Credit Agreement—On December 14, 2005, we, as borrower, entered into a new credit agreement (“Original Credit Agreement”) for $350 million of senior secured term and revolving credit facilities. The Original Credit Agreement terminated and replaced a $400 million senior secured credit facility. The new agreement consisted of a $175 million revolving credit facility and a $175 million Tranche A term loan. The maturity date for both facilities was December 31, 2012, with unequal quarterly principal payments on the term loan commencing on December 31, 2007.

The loans were guaranteed by Morris Communications and substantially all of its subsidiaries. The obligations of Morris Publishing and these guarantors were secured with substantially all of the assets of the parties, with certain exceptions. The credit agreement contained various representations, warranties and covenants generally consistent with the old credit facilities. Financial covenants required us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon combined consolidated financial results of Morris Communications and all of its subsidiaries, and Morris Publishing.

On July 3, 2007, we entered into Amendment No. 1 to the Original Credit Agreement which relaxed the financial tests required by the Original Credit Agreement for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $0.2 million in debt issuance costs associated with this amendment was deferred and amortized over the life of the term loan.

On November 28, 2007, we entered into an amendment No. 2 and Waiver No. 1 (“Amendment No. 2”) to the Original Credit Agreement. The Original Credit Agreement contains a negative covenant prohibiting Morris Communications or any of its subsidiaries, and us from selling or otherwise disposing of all or a substantial part of its business or property. Amendment No. 2 waived compliance with this covenant to permit the GateHouse Sale. We were required to utilize all of the after-tax net cash proceeds from the disposition to promptly prepay or reduce the commitments in the manner set forth in the Original Credit Agreement. In satisfaction of this requirement, we prepaid $85 million of the $175 million outstanding on the term loan immediately following the close of the November 30, 2007 transaction.

On October 8, 2008, we entered into Amendment No. 3 (“Amendment No. 3.”) to the Original Credit Agreement, reducing the revolving credit commitments to $100 million from $175 million and increasing the interest rate on borrowings and the commitment fee on undrawn amounts under the revolving credit facility.

Amendment No. 3 required Morris Communications and its subsidiaries, and us to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Original Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than May 30, 2009. On April 6, 2009, Amendment No. 5 to the Credit Agreement deleted this requirement.

The $0.6 million in debt issuance costs associated with Amendment No. 3 were deferred and amortized over the original life of the term loan. In addition, we wrote off $0.5 million in unamortized loan costs associated with the original revolving credit facility and amortized the remaining $1.1 million over the term of the revolving credit loan. The amortization periods for the remaining deferred loan costs associated with the term loan and the revolving credit facility were accelerated to May 30, 2009, the deadline set by the lenders for the mandatory repayment.

On January 28, 2009, we entered into Amendment No. 4 and Waiver No. 2 (“Amendment No. 4”) to the Original Credit Agreement, which along with subsequent extensions ultimately waived until October 16, 2009 any default that arose from our failure to pay the interest payment due on the Original Notes. The Original Credit Agreement included an event of default if we default in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5 million or more (such as the Original Notes or bank credit facilities).

Amendment No. 4 reduced the limit on loans available under the revolving facility from $100 million to $70 million. Amendment No. 6 to the Original Credit Agreement permanently reduced the revolving credit commitment to $60 million.

The $0.7 million in debt issuance costs associated with Amendment No. 4 were deferred and amortized ratably, along with all the other unamortized loan costs associated with the Original Credit Agreement, through May, 2009. In addition, we wrote off $0.2 million in deferred loan costs during January of 2009.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction.

Existing Credit Agreement—All tranches of loans under the Existing Credit Agreement matured in two years, with two six-month extension options during which extensions the interest rate on the Tranche A term loan would increase to 17.5% and 20%, respectively. However, once the Restructuring was consummated, the Tranche A term loan matured earlier, on the deadline for the required refinancing of the Tranche A term loan pursuant to the Restructuring Support Agreement (150 days after the consummation of the Restructuring).

All principal payments on the Existing Credit Agreement were to be applied first to the Tranche A term loan until paid in full. Principal payments were required from our cash flow to reduce the Tranche A term loan quarterly and, after the issuance of the $100 million in principal amount of newly issued Floating Rate Secured Notes due 2014 (the “New Notes”), as described below, monthly. All three tranches of debt under the Existing Credit Agreement remained senior to the Original Notes; however, pursuant to the Escrow Agreement, MPG Revolver and Morris Communications deposited the Tranche C term loan, which had an aggregate principal amount of $110 million plus accrued PIK interest, into an escrow account for cancellation upon the consummation of the Restructuring.

Pursuant to the Escrow Agreement, upon the Restructuring, the relevant Morris Publishing affiliates agreed to cancel the Tranche C term loan which has an aggregate principal amount of $110 million plus accrued PIK interest in repayment of intercompany indebtedness having an aggregate principal amount of approximately $24.5 million, plus accrued and unpaid interest from September 30, 2009 until but excluding the date on which the Restructuring is consummated, to Morris Publishing and as a contribution to capital of approximately $85.5 million plus the amount of any PIK interest that has accrued on the Tranche C term loan since the date of the Original Credit Agreement.

The loans under the Existing Credit Agreement continued to be guaranteed by all of our subsidiaries, as well as Morris Communications and all of its wholly-owned, domestic subsidiaries, and secured by substantially all of the assets of such guarantors and Morris Publishing. In the case of the security interests granted by Morris Communications and its subsidiaries, the ability of the lenders to exercise collateral foreclosure remedies generally had not been permitted prior to May 15, 2010, so long as all interest payments on the Tranche A term loan had been timely made and certain bankruptcy events had not occurred.

The Existing Credit Agreement contained various representations, warranties and covenants generally consistent with the Original Credit Agreement, but with certain additional limitations applicable prior to the repayment in full of the Tranche A term loan. Financial covenants in the Existing Credit Agreement required the Company to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. The financial covenants were to be calculated as if the Restructuring has been completed. An event of default would occur under the Existing Credit Agreement if the Restructuring had not been completed by May 15, 2010. Other new events of default include a determination by the administrative agent for the Tranche A term loan, in its sole discretion, that there had been a diminution of value in the collateral or that we were not making adequate progress to consummate the Restructuring.

The Tranche B term loan remaining after the Restructuring ranks pari passu with the New Notes and ceased to be secured by the liens securing the Existing Credit Agreement, and shares in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, we had been required to refinance the Tranche A term loan, and are permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with us at an annual interest rate no greater than LIBOR plus 970 basis points. Such refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B term loan, would be senior to the New Notes and secured by a first lien on substantially all of our assets.

On March 1, 2010, the Effective Date of the Prepackaged Plan, we repaid from cash on hand the entire $19.7 million principal amount of Tranche A senior secured debt.

Indenture Summary

Original Indenture—On August 7, 2003, we refinanced substantially all of our long-term indebtedness by issuing $250 million of the 7% Senior Subordinated Notes due 2013 (the "Original Notes") and entered into a $400 million bank credit agreement. In September 2003, an additional $50 million of the Original Notes were issued.

The Original Notes were subordinated to the rights of the lenders under the senior credit facility. In the event of a liquidation, dissolution, bankruptcy, insolvency or similar event of Morris Publishing, the lenders of the senior debt were to be paid in full for all obligations under the existing senior credit agreement (including interest accruing after the commencement of a bankruptcy proceeding), before any payment could be made to holders of the Original Notes.

The covenants of the senior credit agreements required that all payments, including regularly scheduled interest payments, on the notes be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the Original Indenture received a “Payment Blockage Notice” following any other default that permitted the senior lenders to accelerate the maturity of the senior debt.

In addition, the Original Indenture limited our ability to pay dividends to Morris Communications or any other ultimate parent or subsidiary. Additional restrictions applied under the Original Indenture so long as our consolidated leverage ratio exceeded 6.5 to 1. Most notably, (i) we could not pay dividends other than permitted tax distributions, purchase capital stock, or make investments, other than permitted investments as defined in the Original Indenture, and (ii) we could not incur additional indebtedness, other than permitted indebtedness as defined in the Original Indenture.

The prohibition on investments generally meant that we could not make loans; however, the exception for permitted investments had allowed us to make up to $40 million of loans at any time outstanding to Morris Communications or its subsidiaries to fund working capital, capital expenditure and acquisition requirements, to make up to $20 million of additional loans or investments at any time outstanding, or to make other specified types of investments.

The exception for permitted indebtedness had allowed us to incur indebtedness under the senior credit facility, to refinance the senior credit facility or other existing indebtedness, to incur other indebtedness up to $100 million at any time outstanding, and to incur other specified types of indebtedness.

New Indenture—On March 1, 2010, we entered into an Indenture with respect to the New Notes (the "New Indenture"). Under the New Indenture, we may incur Refinanced Debt within 150 days after March 1, 2010, in order to refinance our approximately $7.2 million Tranche B term loan under the Existing Credit Agreement. If we are able to use available cash or borrowings from a new working capital facility to immediately repay the entire amount of any Refinanced Debt, then the interest rate on the New Notes would remain at 10% payable in cash.

The New Notes are secured by a lien on substantially all of our assets. The New Notes rank pari passu with the Tranche B term loan and principal payments on the New Notes and the Tranche B term loan will generally be made in proportion to the amounts outstanding, except that the Tranche B term loan may be paid with Refinanced Debt incurred within 150 days after March 1, 2010. The New Notes, and the liens securing the New Notes, will be subordinated to any of our senior debt, which may include any Refinanced Debt and a $10 million working capital facility which may be incurred in the future.

Under certain conditions, the notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the Indenture, the Issuers must offer to use proceeds to redeem the Notes. Upon a change of control of Morris Publishing, the Issuers must offer to repurchase all of the New Notes.

The New Indenture contains various representations, warranties and covenants generally consistent with the Original Indenture, including requirements to provide reports and to file publicly available reports with the SEC (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures. In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. In addition, the holders of the New Notes have the right to appoint an observer to our Board of Directors and each of our subsidiaries.

Intercompany loan receivable permitted under the Original Indenture

At December 31, 2009, Morris Communications owed us $25.0 million, including accumulated interest on the intercompany loan. The following table summarizes the amounts due from Morris Communications:

(Dollars in thousands)

December 31,	2009	2008	2007

Due from Morris Communications	$25,000	$18,071	$9,576
Less: income taxes payable to Morris Communications on GateHouse Sale	-	-	(30,505)
Total due from ( payable to) Morris Communications	25,000	18,071	(20,929)
Less: unrecognized accumulated accrued interest on loan	(6,691)	(5,861)	(5,130)
Due from (payable to) Morris Communications, net *	$18,309	$12,210	$(26,059)

*As presented on consolidated balance sheet

During 2009 and 2008, we reported the $0.8 million and $0.7 million, respectively, in accrued loan receivable interest as contra equity (unrecognized interest). The average annual interest rate in 2009 and 2008 was 3.328% and 4.426%, respectively, on average gross loan balances of $24.6 million and $16.1 million, respectively.

During 2008, we paid Morris Communications the income taxes payable due on the GateHouse Sale.

As part of the Restructuring, the reduction of our bondholder debt would be accompanied by the cancellation of $110.0 million in aggregate principal amount, plus accrued PIK interest, of our Tranche C term loan outstanding under the Existing Credit Agreement, as a repayment of intercompany indebtedness of $24.5 million plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, the effective date of the Restructuring, Morris Communications repaid $24.9 million of the intercompany loan receivable, with the unrecognized accumulated accrued interest being canceled, in effect, as a capital contribution. On March 1, 2010, the $1.1 million remaining balance on the intercompany loan was reclassified to a non-interest bearing short-term receivable.

The following table summarizes the Restructuring transaction:

(Dollars in thousands)			Restructuring transactions
Intercompany loan receivable	Outstanding as of 12/31/2009	Net increase during 2010	Repaid by cancellation of Tranche C term loan	Contribution to capital	Remainder reclassified to non-interest bearing receivable on 3/1/2010

Due from Morris Communications	$25,000	$1,000	$(24,862)	$-	$1,138
Unrecognized accumulated accrued interest	(6,691)	(134)	-	6,825	-
Due from Morris Communications, net	$18,309	$866	$(24,862)	$6,825	$1,138

Dividends declared and recorded

On June 30, 2007, we declared and recorded a $40 million dividend to Morris Communications that, in turn, utilized the distribution to reduce its loan payable to Morris Publishing. No dividends were declared or recorded in 2008 and 2009 and we are currently prohibited under our debt covenants from making any restricted payments.

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

Item 7A--Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk- (Dollars in thousands)-We are not exposed to the impact of interest rate fluctuations since all of our outstanding debt is at a fixed rate. See note 6 to our consolidated financial statements for December 31, 2009, 2008 and 2007 regarding long-term debt.

To estimate the fair value of the $278,478 outstanding principal amount of 7 % Senior Subordinated Notes due 2013 (the “Original Notes”), the Company used the average price of the corporate bond trades reported on or around December 31, 2009. At December 31, 2009, the fair value of the Original Notes was approximately $83,500.

The fair value of the Tranche A term loan under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the “Existing Credit Agreement”) was valued at par. The Tranche A term loan was repaid from cash on hand on March 1, 2010, the effective date of the Restructuring.

The Tranche B and C term loan were not valued because they were owned by Morris Publishing affiliates.

Contractual obligations-(Dollars in thousands) - On March 1, 2010, we restructured our debt through the consummation of a prepackaged plan of reorganization (the “Prepackaged Plan”) confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total principal amount of our debt outstanding from $416,391, plus accrued and unpaid interest, at December 31, 2009 to approximately $107,200, plus future cash interest payments. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The Restructuring, effective March 1, 2010, consisted of the following transactions:

·
The cancellation of the $278,478 aggregate principal amount of the Original Notes, plus accrued and unpaid interest, in exchange for $100,000 aggregate principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"), plus future cash interest payments.

·
Our affiliates made capital contributions of approximately $85,000 to Morris Publishing and repaid approximately $25,000 of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $110,000, plus accrued paid in kind ("PIK") interest, in the total aggregate principal amount of the Tranche C senior secured debt outstanding under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the “Existing Credit Agreement”).

·
We repaid from cash on hand the entire $19,700 principal amount of Tranche A senior secured debt outstanding under the Existing Credit Agreement, plus accrued interest and a $300 prepayment fee, leaving $6,800 principal amount of Tranche B senior secured debt (plus approximately $400 of accrued PIK interest) remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Existing Credit Agreement.

Accrued and unpaid interest on the Original Notes was $31,268 at December 31, 2009 and is classified within long-term maturities of outstanding debt along with the portion of debt (including PIK) outstanding that was either canceled and/or contributed as capital.

At December 31, 2009, the aggregate maturities on our long term debt for the next five years and thereafter are as follows:

(dollars in thousands)				Cancellation		Current maturities of debt by period
	Interest Rates		12/31/09	of debt in 2010		2010		2011	2012	2013	2014	There/ after

Contractual obligations

Long term debt:

Existing Credit Agreement
Tranche A	15.0%		$19,700	$-		$19,700	(a)	$-	$-	$-	$-	$-
Tranche B	15.0%	PIK	7,021	-		7,021	(a)	-	-	-	-	-
Tranche C	5.0%	PIK	111,192	111,192	(b)	-		-	-	-	-	-
Total			137,913	111,192		26,721		-	-	-	-	-

Original & New Indenture
Principal amount	8.0%/10%		278,478	147,178	(d)	20,500	(e)	18,000	15,500	15,500	61,800	-
Accrued and unpaid interest	8.0%	(c)	31,268	31,268		-		-	-	-	-	-
			309,746	178,446		20,500		18,000	15,500	15,500	61,800	-

Total			$447,659	$289,638		$47,221		$18,000	$10,000	$15,500	$61,800	$-

Weighted Average Interest Rate:			7.7%			8.9%		10.0%	10.0%	10.0%	10.0%	0.0%

Operating leases:

Operating leases to Morris Communications and affiliates			$2,405	$-		$2,459		$2,520	$2,582	$-	$-	$-
Other operating leases			1,498	-		941		724	496	266	38	2
			3,903	-		3,400		3,244	3,078	266	38	2

Total payments due:			$451,562	$289,638		$50,621		$21,244	$13,078	$15,766	$61,838	$2

(a) The Tranche A term loan was repaid from cash on hand on March 1, 2010, the effective date of the Restructuring. The Tranche B term loan, plus all accrued PIK interest, is expected to be refinanced and repaid within 150 days from the effective date of the Restructuring.

(b) On March 1, 2010, approximately $87,238 of the Tranche C term loan, including the $908 in PIK interest accrued during 2010, was contributed as capital, with the remaining $24,862 used to repay the intercompany loan due Morris Publishing. On March 1, 2010, the amount outstanding on the intercompany loan was $1,138.

(c) Interest rate (including 1% default interest) on the Original Notes is 8.0%;

(d) The $278,478 principal amount outstanding on the Original Notes plus all accrued and unpaid interest was cancelled on March 1, 2010, the effective date of the Restructuring, in exchange for $100,000 principal amount of the New Notes, due 2014, plus future cash interest payments.

(e) Under the terms of the New Indenture, the New Notes will bear 10% interest commencing March 1, 2010, payable in cash quarterly; provided, however, that the interest rate could increase during the time that any “Refinanced Debt” (as defined in the New Indenture) is outstanding, to a rate equal to the highest rate payable on the Refinanced Debt plus 5%, with one-half of the interest being payable quarterly in cash and the other half being paid-in-kind (PIK interest) in the form of an addition to the principal amount of the Notes.

Under the terms of the Indenture, we generally must use our monthly positive cash flow to repay any Refinanced Debt, then any amounts outstanding on a working capital facility, and then to proportionally redeem the New Notes and, if the Tranche B term loan has not been refinanced, to prepay the Tranche B term loan. Such cash flow payments will not be required if and to the extent we would not have either $7,000 of available cash or an available working capital facility.

In accordance with accounting guidance for troubled debt restructuring, the current maturities of the New Notes includes all cash payments (including principal and future cash interest payments) on the new debt. The current maturities by period for the New Notes are based upon our monthly cash flow projections as of March 1, 2010, the Effective Date of the Restructuring.

Newsprint

We consumed approximately 34,000 metric tonnes of newsprint in 2009, an expense representing 8.4% of our total 2009 operating costs. A sustained price increase or an unavailability of supply could adversely affect our profitability.

Item 8--Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Morris Publishing Group, LLC

We have audited the accompanying consolidated balance sheets of Morris Publishing Group, LLC and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, member's deficiency in assets, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morris Publishing Group, LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on January 19, 2010 the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On February 17, 2010 the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on March 1, 2010.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
April 2, 2010

Morris Publishing Group, LLC

Consolidated balance sheets
	December 31,	December 31,
(Dollars in thousands)	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,638	$4,782
Accounts receivable, net of allowance for doubtful accounts of $2,174 and $1,823 at December 31, 2009 and 2008, respectively	28,846	36,932
Note receivable	-	11,581
Inventories	2,110	2,706
Deferred income taxes, net	1,338	-
Income tax receivable	2,523	-
Assets held for sale	2,252	2,025
Prepaid and other current assets	2,315	903
Total current assets	65,022	58,929
NET PROPERTY AND EQUIPMENT	93,753	105,623
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $2,994 and $6,453 at December 31, 2009 and 2008, respectively	6,311	7,956
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $8,811 and $6,822 at December 31, 2009 and 2008, respectively	5,412	7,184
Total other assets	11,723	15,140
Total assets	$170,498	$179,692
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$5,504	$5,496
Current maturities of long-term debt (note 6)	47,221	411,728
Accrued interest	83	8,297
Current portion of deferred taxes	-	1,326
Due to Morris Communications	2,880	1,772
Deferred revenues	12,124	13,133
Accrued employee costs	3,224	8,252
Other accrued liabilities	946	1,153
Total current liabilities	71,982	451,157
LONG-TERM DEBT, less current portion	400,438	-
DEFERRED INCOME TAXES, less current portion	10,078	13,568
OTHER LONG-TERM LIABILITIES	2,810	2,882
Total liabilities	485,308	467,607
COMMITMENTS AND CONTINGENCIES (note 10)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(296,501)	(275,705)
Accumulated other comprehensive income	-	-
Loan receivable from Morris Communications, net	(18,309)	(12,210)
Total member's deficiency in assets	(314,810)	(287,915)
Total liabilities and member's deficiency in assets	$170,498	$179,692

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of operations

Twelve months ended December 31,	2009	2008	2007

(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$184,803	$251,698	$306,694
Circulation	63,497	60,931	57,602
Other	8,646	9,200	10,332
Total net operating revenues	256,946	321,829	374,628
OPERATING EXPENSES:
Labor and employee benefits	101,277	130,814	143,299
Curtailment gains	-	(24,808)	-
Newsprint, ink and supplements	22,965	37,370	40,338
Other operating costs (excluding depreciation and amortization)	97,388	109,880	113,657
Impairment of fixed assets	767	4,326	-
Impairment of goodwill	-	170,685	-
Depreciation and amortization expense	12,739	13,858	16,219
Total operating expenses	235,136	442,125	313,513
OPERATING INCOME (LOSS)	21,810	(120,296)	61,115
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	31,686	30,110	37,881
Debt restructuring costs	12,867	-	-
Pre-tax gains on repurchases of debt	-	(9,271)	-
Write-down of note receivable, net	7,538
Interest income	(653)	(1,161)	(114)
Other, net	(164)	(118)	(258)
Total other expenses, net	51,274	19,560	37,509
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(29,464)	(139,856)	23,606
(BENEFIT) PROVISION FOR INCOME TAXES	(8,668)	568	8,993
(LOSS) INCOME FROM CONTINUING OPERATIONS	(20,796)	(140,424)	14,613

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	-	(413)	7,253
(Benefit) provision for income taxes	-	(165)	2,763
(Loss) income from discontinued operations, net of income taxes	-	(248)	4,490
Gain on sale of discontinued operations, net of provision for income taxes of $30,505	-	-	49,567
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	-	(248)	54,057

NET (LOSS) INCOME	$(20,796)	$(140,672)	$68,670

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of member's deficiency in assets
			Loan receivable from Morris Communications
(Dollars in thousands)	Member's deficit	Accumulated other comprehensive income	Amount (due from)payable to	Accumulated unrecognized interest	Loan (receivable) payable, net	Total member's deficiency in assets

DECEMBER 31, 2006-	$(172,382)	$-	$(26,732)	$3,579	$(23,153)	$(195,535)
Net income	68,670	-	-	-	-	68,670
Adoption of standard regarding accounting for post retirement benefit plan, net of taxes	-	1,179	-	-	-	1,179
Income taxes payable on GateHouse Sale	-	-	30,505	-	30,505	30,505
Interest accrued on loan receivable			(1,551)	1,551	-	-
Advances on loan receivable from Morris Communications	-	-	(21,293)	-	(21,293)	(21,293)
Dividend distribution to Morris Communications	(40,000)	-	40,000	-	40,000	-
DECEMBER 31, 2007-	(143,712)	1,179	20,929	5,130	26,059	(116,474)
Net loss	(140,672)	0	-	-	-	(140,672)
Change in unrecognized post retirement benefit costs-curtailment, net of taxes	-	(1,179)	-	-	-	(1,179)
Comprehensive loss						(141,851)
Capital contributions for services provided	8,679	-	-	-	-	8,679
Payment of income taxes due Morris Communications on GateHouse sale	-	-	(29,908)	-	(29,908)	(29,908)
Interest accrued on loan receivable			(731)	731	-	-
Advances on loan receivable from Morris Communications	-	-	(8,361)	-	(8,361)	(8,361)
DECEMBER 31, 2008-	$(275,705)	$-	$(18,071)	$5,861	$(12,210)	$(287,915)
Net loss	(20,796)	-	-	-	-	(20,796)
Interest accrued on loan receivable			(830)	830	-	-
Advances on loan receivable from Morris Communications	-	-	(6,099)	-	(6,099)	(6,099)
DECEMBER 31, 2009-	$(296,501)	$-	$(25,000)	$6,691	$(18,309)	$(314,810)

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of cash flows
	Twelve Months Ended December 31,
(Dollars in thousands)	2009	2008	2007

OPERATING ACTIVITIES:
Net (loss) income	$(20,796)	$(140,672)	$68,670
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	12,739	13,858	18,231
Deferred income taxes	(6,154)	(3,671)	2,408
Amortization and write-off of debt issuance costs	2,847	2,827	1,986
Write-off of note receivable, net	7,538	-	-
Capital contribution for services rendered	-	8,679	-
Gains on repurchases of debt	-	(9,271)	-
Impairment of fixed assets	767	4,326	-
Write-down of goodwill	-	170,685	-
Loss (gain) on sale of fixed assets, net	546	1,906	(38)
Gain on sale of discontinued operations, net of taxes	-	-	(49,567)
Curtailment gains	-	(24,808)	(2,661)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	8,086	13,295	7,986
Note receivable	4,000	(1,514)	-
Inventories	596	386	938
Prepaid and other current assets	(1,412)	31	(99)
Other assets	(373)	(1,561)	(125)
Accounts payable	8	(2,139)	(2,764)
Income taxes receivable	(2,523)	-	-
Accrued employee costs	(5,028)	(1,696)	(2,968)
Accrued interest expense	24,510	(921)	(209)
Due to (from) Morris Communications	1,108	6,156	(5,710)
Deferred revenues and other liabilities	(1,217)	(711)	(3,613)
Postretirement obligations due to Morris Communications	-	769	752
Other long-term liabilities	(72)	(710)	(158)
Net cash provided by operating activities	25,170	35,244	33,059
INVESTING ACTIVITIES:
Capital expenditures	(918)	(1,976)	(11,288)
Restricted cash released from (transferred to) escrow	-	12,392	(12,392)
Net proceeds from sale of property and equipment	184	773	949
Net proceeds from sale of discontinued operations	-	-	104,436
Net cash (used in) provided by investing activities	(734)	11,189	81,705
FINANCING ACTIVITIES:
Repurchases of senior subordinated debt	-	(12,251)	-
Proceeds from revolving credit facility	10,000	82,000	68,000
Repayments on revolving credit facility	(6,750)	(71,000)	(78,000)
Repayment of term loan	-	(5,625)	(86,125)
Payment of debt issuance costs	(731)	(641)	(175)
Advances on loan receivable from Morris Communications	(6,099)	(38,269)	(21,293)
Net cash used in financing activities	(3,580)	(45,786)	(117,593)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,856	647	(2,829)
CASH AND CASH EQUIVALENTS, beginning of period	4,782	4,135	6,964
CASH AND CASH EQUIVALENTS, end of period	$25,638	$4,782	$4,135
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,555	$28,203	$36,104
Income taxes paid to Morris Communications	-	29,908	-
Dividends applied against loan receivable from Morris Communications	-	-	40,000
Promissory note receivable from GateHouse Media, Inc.	-	-	10,000

See notes to consolidated financial statements.

Morris Publishing Group, LLC
Notes to consolidated financial statements
(Dollars in thousands)

1.        Nature of operations and summary of significant accounting policies

Basis of presentation and nature of operations—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and present the Morris Publishing Group, LLC's (“Morris Publishing” or the “Company”) financial position, results of operations, and cash flows. As further described in note 9, certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”) have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Debt restructuring

On January 19, 2010, the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code ("Bankruptcy Code") in the United States Bankruptcy Court. The Company continued to operate its businesses as “debtors-in-possession” under the jurisdiction of the United States Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the United States Bankruptcy Court. The holder of the $278,478 principal amount of 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors.

On February 17, 2010, the United States Bankruptcy Court confirmed the Company's prepackaged plan of reorganization (the "Prepackaged Plan"), enabling the Company to emerge from bankruptcy on March 1, 2010, the “Effective Date” of the Company's Restructuring. The equity ownership interests in the Company did not change as a result of the Restructuring.

Corporate restructuring

Prior to January 28, 2009, Morris Publishing was a wholly-owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Morris Communications and its subsidiaries (other than Morris Publishing) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in the Company to MPG Newspaper Holding, LLC (“MPG Holdings”), subject to the then-existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement, dated as of December 14, 2005 (the “Original Credit Agreement”). At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating (“Shivers”), and the transfer was completed without consideration, other than as distributions or capital contributions among related companies. No adjustments have been made to these financial statements due to this transfer.

In these notes, Morris Publishing is considered as and will be referred to as a wholly-owned subsidiary of MPG Holdings, a subsidiary of Shivers, and Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior secured debt under both the Original Credit Agreement and the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the “Existing Credit Agreement”). See note 6.

Morris Communications will continue to provide management and related services to the Company, as well as all of its operating subsidiaries.

Discontinued operations—On November 30, 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse").

In accordance with accounting guidance for the impairment or disposal of long-lived assets, the gain from the sale of the assets, net of closing costs and the provision for income taxes, is recorded as discontinued operations in the fourth quarter of 2007. In addition, the results of operations of all newspapers, publications and businesses included in the sale to GateHouse (“GateHouse sale”) have been recorded as discontinued operations.

Business segments—The Company owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. The Company operates in a single reporting segment, and the presentation of the Company's financial condition and performance is consistent with the way in which the Company's operations are managed.

Use of estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue recognition—Advertising revenues are recognized when the advertisements are printed and distributed or over time once the advertisements are placed on the Company’s Web sites. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered.

Deferred revenue—Deferred revenue arises as a normal part of business from prepaid subscription payments for newspapers and other publications. Revenue is recognized in the period the publication is delivered.

Cash and cash equivalents—Cash is stated at cost and the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no outstanding debt instruments considered to be cash equivalents at December 31, 2009 and 2008. The cash balances are generally consolidated daily at one primary bank.

Accounts receivable—Accounts receivables are mostly from advertisers and newspaper subscribers. The Company extends credit and sets the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with the Company and other industry specific data.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on regular review of individual account balances, historical collection experience and consideration of other factors such as customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Write-offs of uncollectible accounts receivable net of recoveries were $2,360, $4,252, and $3,346 in 2009, 2008 and 2007, respectively.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented approximately 68% and 32% of the Company’s inventory at December 31, 2009 and 2008, respectively, is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1,026 and $2,170 higher at December 31, 2009 and 2008, respectively, had the first in, first out method been used for all inventories.

The Company also experienced LIFO liquidations based on permanent decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $1,144 for the year ending December 31, 2009. There were no LIFO liquidations for the years ending December 31, 2008 and 2007.

Net property and equipment—Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the expected useful lives of the assets, which range from seven to 40 years for buildings and improvements, five to 20 years for machinery and production equipment, and five to 10 years for office equipment, fixtures and vehicles.

The cost and related accumulated depreciation of property and equipment that are retired or otherwise disposed of are relieved from the respective accounts, and the resulting gain or loss is reflected in the results of operations.

Construction in progress is progress payments on uninstalled machinery and equipment or newly acquired fixed assets not yet placed in service.

Repairs of the property and equipment are expensed in the period the cost is incurred.

Impairment of long-lived assets—Long-lived assets, including property and equipment and other intangible assets with a finite life, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any unrecoverable carrying amounts are adjusted to fair value. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell.

Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years). These finite-lived intangible assets are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset's group.

At the end of 2009, the facts and circumstances indicating possible impairment of the finite-lived intangible assets existed, therefore the Company performed impairment tests on these long lived assets as of December 31, 2009. The Company's analysis resulted in no impairments of long-lived assets.

Goodwill and indefinite-lived intangible assets —Goodwill is the excess of cost over fair value of tangible and intangible net assets acquired.

Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with accounting standards regarding goodwill and other intangible assets. At December 31, 2009, the Company performed the required impairment tests of the indefinite-lived intangible assets, which resulted in no impairments.

During the periods presented, goodwill is not amortized but is tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market. The estimated value of the reporting unit to which goodwill is allocated is determined using the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

At the end of the third quarter of 2008, the facts and circumstances indicating possible impairment of the Company’s goodwill existed; therefore the Company tested goodwill for impairment between the annual testing dates. As a result of this test, the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill and an impairment loss was recognized in an amount equal to that excess. As a result of this analysis, the Company recorded a non-cash pre-tax impairment charge to goodwill totaling $170,685 during the third quarter of 2008, resulting in the full write-off of goodwill. At December 31, 2009 and 2008, the Company had no recorded goodwill assets.

Income taxes—The Company is a single member limited liability company and is not subject to income taxes, with its results being included in the consolidated federal income tax return of its ultimate parent. However, the Company is required to provide for its portion of income taxes under a Tax Consolidation Agreement with its ultimate parent and other affiliated entities. Under the terms of the agreement, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement as if it filed a separate income tax return and remit taxes for its current tax liability.

Prior to January 28, 2009, the Company's results were included in the consolidated federal income tax return of Shivers, Morris Communications' and the Company's ultimate parent. The tax provisions were settled through the intercompany account and Morris Communications, the Company's immediate parent, made income tax payments based on the Company's results.

On January 28, 2009, the Company amended its Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as its new parent, for tax periods after our corporate reorganization. The Amendment did not change the Company's financial rights or obligations and the parent entities remain obligated to indemnify the Company for any tax liability of any other member of the consolidated group.

On January 6, 2010, the Company, pursuant to the Restructuring Support Agreement (as described in note 6), entered into an Amended and Restated Tax Consolidation Agreement with its parent entities, MPG Holdings, Shivers, and Questo and its affiliated entity, Morris Communications. The amendments in the restated agreement (1) clarify that the Company will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to its parent entity and other related entities, (2) provide that, in calculating the Company's tax payment obligation, the indebtedness of its parent entity will be treated as if it were the Company's indebtedness and (3) provide that the Trustee of the Indenture under which the $100,000 in principal amount of newly issued Floating Rate Secured Notes due 2014 (the “New Notes”), will be issued will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of the Company's parent entity, if such elections, positions or actions would have a adverse consequence on the New Notes or the Company.

The Company accounts for income taxes under the provisions of the liability method as required by accounting guidance, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

In July 2008, the Financial Accounting Standards Board (“FASB”) issued guidance for the accounting for uncertainty in income taxes which became effective for fiscal years beginning after December 15, 2007. Under this guidance, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under the guidance, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The adoption of this guidance did not impact the Company.

Member’s deficit—Member’s deficit includes the original investment in the Company by Morris Communications, accumulated income (loss) of the Company, and the distributions to (including dividends and restricted payments) and contributions from Morris Communications, including those arising from the forgiveness of the net intercompany receivables and payables between Morris Communications and the Company. Management of the Company and Morris Communications has agreed that all such intercompany amounts are deemed distributions and contributions. However, the Company is currently prohibited by its debt agreements from making any dividends and restricted payments or forgiving any net intercompany receivables. See note 8.

Classification of loan receivable from Morris Communications—Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with a dividend, the Company reports its loan receivable as a capital distribution transaction and classified as contra-equity within member’s deficit. The loan receivable is recorded net of the accumulated unrecognized interest within the consolidated balance sheets.

The interest-bearing portion of all loans from the Company to its parent bore the same rate as the borrowings under the senior credit facility. The Company distinguished between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature which are subject to an interest accrual. Interest was accrued on the average outstanding long-term balance each month.

The Company is currently prohibited by its debt agreements from making any dividends at this time.

Due to Morris Communications—Due to Morris Communications represents a net short term payable that resulted from operating activities between the Company and Morris Communications.

Restricted cash held in escrow—The Company elected to have $12,350 of the net proceeds from the November 30, 2008 sale of the fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse deposited into an escrow account in order to potentially fund other acquisitions by the Company or Morris Communications through a tax-deferred Section 1031 exchange. Interest earned on the cash balance in the escrow account totaled $42 in 2008.

At the end of the first quarter of 2008, Morris Communications acquired qualified replacement property using the $12,350 in the escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on the Company's revolving credit facility.

Recent accounting pronouncements—

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition—Multiple Deliverable Revenue Arrangements,” which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to the Company's 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company's financial statements.

Recently adopted standards

In June 2009, the FASB issued the Accounting Standards Codification ("ASC") as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the United States Securities Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. This pronouncement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. There was no impact to the consolidated financial results as this change is generally disclosure-only in nature.

In August 2009, the FASB issued a pronouncement providing additional guidance clarifying the measurement of liabilities at fair value which became effective for the first reporting period beginning after its issuance. The Company concluded that the adoption of this pronouncement as of October 1, 2009 did not have a material impact on its results of operations, financial position or cash flows.

In April 2009, the FASB issued a pronouncement providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company concluded that the adoption of this pronouncement as of April 1, 2009 did not have a material impact on its results of operations, financial position or cash flows.

In April 2008, the FASB issued a pronouncement amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under a prior pronouncement. More specifically, the pronouncement removed the requirement under the previous pronouncement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. The pronouncement also required expanded disclosure related to the determination of intangible asset useful lives. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions.

2.         Business acquisitions and divestitures

Acquisition transaction and accounting:

In July 2007, the Company acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers acquired were The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone, all of which enhanced the Company’s presence in the Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4,405. The Company paid cash for the acquisition.

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

The subscriber lists are being amortized, on a straight line basis, over a 15-year life. The mastheads, which are considered an indefinite-lived intangible asset and goodwill are not being amortized.

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

Disposition transaction and accounting:

GateHouse Sale. On November 30, 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115,000 plus reimbursement for working capital. The gain on sale was $49,567, net of the $30,505 provision for income taxes.

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

One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10,000 promissory note bearing interest at 8% per annum. The note receivable was unsecured and originally matured on November 30, 2008. The Company received $2,500 of the total working capital reimbursement at closing with the remainder originally due prior to the promissory note’s maturity date.

Gain on sale of discontinued operations

The following table summarizes the components of the gain on sale from discontinued operations for the year ended December 31, 2007: (Dollars in thousands)

Gross sales price	$115,000
Less: closing costs	564
Net sales proceeds	114,436

Less: carrying value of discontinued operations sold
Property and equipment, net of accumulated depreciation	15,856
Intangible assets, net of accumulated amortization	799
Goodwill	17,709
Net book value	34,364

Pre-tax gain	80,072
Less: income tax provision	30,505
Gain on sale of discontinued operations, net of income taxes	$49,567

The following table summarizes the components of the identifiable intangible assets included in the GateHouse sale:

(Dollars in thousands)	Cost	Accumulated amortization	Net cost

Finite-lived intangible assets
Subscriber lists	$11,888	$11,514	$374
Non-compete agreements and other assets	2,310	2,310	-
Total finite-lived intangible assets	14,198	13,824	374

Indefinite-lived intangible assets
Newspaper mastheads	499	83	416
Domain names	11	2	9
Total indefinite-lived intangible assets	510	85	425

Total other intangible assets	$14,708	$13,909	$799

The goodwill and indefinite-lived intangible asset balances were allocated based on the relative fair values of the businesses being disposed of and the portion that will be retained.

The following table summarizes the components of the property and equipment included in the GateHouse sale: (Dollars in thousands)

Land	$2,219
Buildings and improvements	17,154
Machinery and production equipment	18,066
Office equipment, fixtures and vehicles	16,813
Construction in progress	273
Total	54,525
Less accumulated depreciation	(38,669)
Net book value	$15,856

(Loss) income from discontinued operations

The following table summarizes the components of income from discontinued operations for the years ended December 31, 2008 and 2007:

(Dollars in thousands)	Twelve months ended December 31,
	2008	2007

Operating revenue	$-	$62,499
Operating expense	413	55,246
(Loss) income	(413)	7,253
Less: (benefit) provision for income taxes	(165)	2,763
(Loss) income from discontinued operations	$(248)	$4,490

3.         Note receivable

At the end of 2008, the Company renegotiated the terms of the note receivable from the GateHouse Sale, with GateHouse agreeing to pay the original $10,000 note balance plus the $2,980 remaining net working capital reimbursement ($3,678 of the original working capital adjustment less the $270 reduction at settlement and the $428 owed by the Company to GateHouse for commercial printing) over nine equal monthly installments, together with interest at a rate of 8% per annum. The first $1,442 monthly payment, along with the accrued interest on the working capital receivable, was made in December of 2008.

During of the first quarter of 2009, the note was amended to postpone the remaining monthly principal payments by three months, with the next principal payment becoming due on April 15, 2009 and the final payment due on November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the interest payment.

The Company reserved the $11,538 due on the note during the first quarter of 2009, given GateHouse’s reported losses in the last three years and its reported liquidity problems at that time. During the third quarter of 2009, the Company received a one time principal payment in the amount of $4,000 from GateHouse to settle the total outstanding obligation, with the remaining $7,538 previously reserved, being written off.

4.         Property and equipment

Property and equipment at December 31, 2009 and 2008 consisted of the following: (Dollars in thousands)

	2009	2008
Land	$10,865	$10,633
Buildings and improvements	101,327	101,215
Machinery and production equipment	144,211	153,382
Office equipment, fixtures and vehicles	52,502	69,563
Construction in progress	155	542
Total	309,060	335,335
Less accumulated depreciation	(215,307)	(229,712)
Net book value	$93,753	$105,623

Depreciation expense from continuing operations totaled $11,064, $13,157 and $11,473 for the years ended December 31, 2009, 2008, and 2007, respectively. During 2007, depreciation from discontinued operations totaled $1,930.

The Company’s 2009 and 2008 operating results included impairment of fixed assets totaling $767 and $4,326, respectively, reflecting the adjustment to estimated fair value of commercial printing presses and other equipment being held for sale as of December 31, 2009 and/or 2008. The Company determined fair value based on its knowledge of the equipment held for sale and prices that may be obtained in the used equipment market. This represents an unobservable input for which little, if any, market activity can be obtained.

5.         Goodwill and other intangible assets

Changes in the carrying amounts of goodwill of the Company for the years ended December 31, 2009, 2008 and 2007 are as follows: (Dollars in thousands)

Goodwill
Gross goodwill	$170,685
Accumulated impairment losses	-
Balance at December 31, 2007	170,685
Write-down of goodwill	(170,685)
Gross goodwill	170,685
Accumulated impairment losses	(170,685)
Balance at December 31, 2008	-
Gross goodwill	170,685
Accumulated impairment losses	(170,685)
Balance at December 31, 2009	$-

Changes in the carrying amounts other intangible assets of the Company for the years ended December 31, 2009, 2008 and 2007 are as follows:

(Dollars in thousands)	Other intangible assets

Balance at December 31, 2007	$8,657
Amortization expense	(701)
Balance at December 31, 2008	7,956
Additions	30
Amortization expense	(1,675)
Balance at December 31, 2009	$6,311

The Company recorded $1,675, $701 and $2,736 of amortization expense from continuing operations during the years ended December 31, 2009, 2008 and 2007, respectively, associated with its finite-lived intangible assets.

Amortization expense for 2009 included $1,023 in accelerated amortization on discontinued publications. The finite-lived assets for these discontinued publications had a cost of 4,920 and total accumulated amortization of $3,897.

Amortization expense from discontinued operations totaled $80 for the year ended December 31, 2007.

Estimated amortization expense of the Company’s finite-lived intangible assets for the next five years as of December 31, 2009 is as follows:

(Dollars in thousands)	Amortization Expense
2010	$415
2011	333
2012	314
2013	200
2014	170

The gross carrying amounts and related accumulated amortization of the Company’s finite-lived and indefinite-lived intangible assets at December 31, 2009 and 2008 were as follows:

(Dollars in thousands)	Cost	Accumulated amortization	Net cost

December 31, 2009:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,354	$2,011
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,404	2,011

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,208	$6,311

December 31, 2008:

Finite-lived intangible assets
Subscriber lists	$9,196	$5,598	$3,598
Non-compete agreements and other assets	50	48	2
Total finite-lived intangible assets	9,246	5,646	3,600

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,409	$6,453	$7,956

Since revenue and market multiples used in determining fair value declined since December 31, 2007, especially during the third quarter of 2008, the facts and circumstances indicating possible impairment of intangibles assets existed and the Company tested goodwill for impairment between the annual testing dates. The Company first determined the fair value of its reporting unit, and compared this amount with its carrying amount, including goodwill. Since the carrying amount exceeded the newspaper reporting unit’s fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized. The Company recorded a non-cash pre-tax impairment charge to goodwill totaling $170,685 during the third quarter of 2008. This non-cash impairment charge is reflected as a write-down of goodwill and does not affect the Company’s operating cash flows. At December 31, 2009 and 2008, the Company had no recorded goodwill assets.

Newspaper mastheads (newspaper titles and Web site domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the Company’s mastheads with the carrying amount. The Company performed impairment tests on newspaper mastheads as of December 31, 2009. No impairment loss was recognized as estimated fair value exceeded carrying value.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. At the end of 2009, the facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore the Company performed impairment tests on these long-lived assets as of December 31, 2009. The Company's analysis resulted in no impairments of long-lived assets.

6.       Long-term debt

Refinancing and restructuring

Overview—During the last three years, the Company's operations have been adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing decline in advertising revenue in this recession and the loss to other media within various categories.

As a result of this general industry-wide deterioration, the Company faced increasing constraints on its liquidity, including its ability to service the combined indebtedness owed to its lenders under the Original Credit Agreement and the holders of the Original Notes.

As a result of increased liquidity constraints, the Company entered into an amendment to the Original Credit Agreement, effective July 3, 2007, which relaxed the financial tests required by the credit agreement for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. On October 18, 2008, in anticipation of the Company’s failure to meet the financial tests as of December 31, 2008 upon the expiration of the relaxed financial tests, the then-senior secured lenders under the credit agreement required Morris Communications and the Company to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Original Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than May 30, 2009 (the “Mandatory Transaction”).

Pursuant to the terms of the Original Indenture interest payments were due on February 1 and August 1 of each year, until maturity. In advance of the February 2009 scheduled interest payment the Company hired a financial advisor and legal counsel, for the purpose of assisting it in evaluating the strategic options regarding its existing capital structure.

On February 1, 2009, the Company failed to make the $9,747 interest payment due under the Original Indenture.

Shortly thereafter, holders representing at the time more than 80% of the aggregate principal amount of the Original Notes outstanding (the “Holders”) formed a committee (the “Ad Hoc Committee”) for purposes of entering into discussions with the Company concerning a potential restructuring of the Company. The committee retained its own legal and financial advisors in connection with such discussions.

Thereafter, the Company, the Ad Hoc Committee and the senior secured lenders under the Original Credit Agreement commenced discussions regarding the terms of a possible restructuring of the various debt obligations. On February 26, 2009, the Company and the Holders entered into a forbearance agreement whereby the Holders agreed to refrain for a specified period of time from pursuing remedies on account of the failure to make the scheduled interest payment required under the Original Indenture. On that same date, the Company and the administrative agent for the then-senior secured lenders entered into a waiver agreement whereby the then-senior secured lenders agreed to waive for a specified period of time any defaults under the Original Credit Agreement as a result of the Company's failure to make the scheduled interest payment due on account of the Original Notes.

On April 6, 2009, the senior secured lenders under the Original Credit Agreement deleted the Mandatory Transaction requirement pursuant to the waiver agreement.

Over the course of the following several months, the Company, the Ad Hoc Committee and its then-senior secured lenders continued to exchange information and discuss potential restructuring terms, and continued to agree to waive defaults and/or forbear from exercising remedies on account of any defaults associated with the Original Credit Agreement or Original Notes.

On August 1, 2009, the Company failed to make the $11,529 interest payment (including default interest) due on the Original Notes.

Term Sheet—On September 23, 2009, the Company entered into the "Term Sheet" with the Ad Hoc Committee of Holders, which provided for the restructuring of the Original Notes through either an out-of-court exchange offer (the “Exchange Offer”) or a plan of reorganization (the “Prepackaged Plan”) to be confirmed under title 11 of the United States Code. The financial restructuring, whether accomplished through the Exchange Offer or the Prepackaged Plan, was referred to as the Restructuring.

The Exchange Offer consisted of (a) the exchange offer to acquire all of the Company’s $278,478 principal amount outstanding of the Original Notes plus any accrued and unpaid interest thereon, for $100,000 in principal amount of New Notes immediately upon the effective date of the Exchange Offer, and (b) the reduction of the bondholder debt would be accompanied by the cancellation of $110,000 in aggregate principal amount, plus accrued paid in kind interest ("PIK"), of Morris Publishing’s Tranche C senior secured debt outstanding under the Existing Credit Agreement, as a repayment of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2009, and as a capital contribution. See “Senior Refinancing Transaction” as described below.

The terms of the Exchange Offer required tender of at least 99% in aggregate principal amount of the Original Notes (the “Requisite Tender”). If the Exchange Offer had been successful, any remaining Original Notes would have remained outstanding, with the remaining holders entitled to all of the rights under the Original Indenture as amended to remove covenants in connection with the exchange. The New Notes would be secured on a second lien basis by substantially all of the Company’s assets, but the remaining Original Notes would have remained unsecured.

If the Company did not acquire at least 99% of the aggregate principal amounts outstanding of the Original Notes, the Company agreed to seek to accomplish the same results contemplated by the Exchange Offer through the effectiveness of the Prepackaged Plan of reorganization, acceptances for which the Company would solicit in compliance with the Bankruptcy Code. Approval of the Prepackaged Plan required holders of the Original Notes representing at least two-thirds in aggregate principal amount of the Original Notes and more than one-half in number of those who vote to vote in favor of the Prepackaged Plan. Only those parties who actually voted were counted for these purposes. Under the Prepackaged Plan, all outstanding Original Notes would be cancelled. Under this plan, all holders would receive their pro rata share of the New Notes.

Senior Refinancing Transaction—On October 15, 2009, the Original Credit Agreement was amended and restated under the Existing Credit Agreement, as a condition precedent to the Restructuring pursuant to the Restructuring Support Agreement, as described below. The amendment and restatement immediately followed the acquisition by Tranche Holdings, LLC ("Tranche Holdings"), a third party in which Company affiliates held a transitory interest, of all outstanding loans under the Original Credit Agreement and the conversion of the entire $136,500 principal amount outstanding under the Credit Agreement into the three tranches of term loans:

·           Tranche A - $19,700;
·           Tranche B - $6,800 and
·           Tranche C -$110,000

The entire Tranche B term loan was acquired by the Company's affiliate, MPG Revolver Holdings, LLC (“MPG Revolver”), and the entire Tranche C term loan was acquired by Morris Communications and MPG Revolver, after which the Company affiliates no longer had an interest in Tranche Holdings. The parties to the Existing Credit Agreement were (1) Morris Publishing as borrower, (2) Morris Communications, as guarantor, (3) Tranche Manager, LLC as administrative agent, and (4) Tranche Holdings, MPG Revolver, and Morris Communications as lenders.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction.

Restructuring Support Agreement—On October 30, 2009, the Company and over 75% of the holders of Original Notes entered into a Restructuring Support Agreement which incorporated the Term Sheet and ultimately required the Company to commence the Exchange Offer solicitation such that it was concluded no later than January 12, 2010. Under the agreement, if the Company received the Requisite Tender prior to the expiration of the solicitation, the consummation of the Exchange Offer must have occurred within three (3) business days after the conclusion of the solicitation. If the Requisite Tender was not received, Company was required to file the Prepackaged Plan under chapter 11 of the Bankruptcy Code on or prior to January 19, 2010.

Exchange offer and solicitation of acceptances—On December 14, 2009, the Company commenced the Exchange Offer along with the solicitation of the acceptance of holders of the Original Notes to the Company’s filing of the Prepackaged Plan.

Termination of exchange offer and filing of "Chapter 11 Petitions"—On January 13, 2010, the Company terminated the Exchange Offer which had expired on January 12, 2010.

At the deadline to submit votes for or against the Prepackaged Plan on January 12, 2010, the Company had received votes from holders of Original Notes in favor of the plan in excess of the required threshold for a successful vote.

On January 19, 2010, the Company filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Georgia, Augusta Division (the “Bankruptcy Court”). The Company continued to operate its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The holders of the Original Notes were the only impaired class of creditors.

Emergence from bankruptcy—On February 17, 2010, the Bankruptcy Court confirmed the Prepackaged Plan and approved the adequacy of the Company's Disclosure Statement as filed with the Chapter 11 Petitions, enabling the Company to consummate the plan and emerge from bankruptcy as soon as March 1, 2010.

Restructuring—On March 1, 2010, the Effective Date of the Restructuring, the Company completed the necessary steps to consummate the Prepackaged Plan confirmed by the Bankruptcy Court.

Under the Restructuring, the claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278,478, plus approximately $35,000 in accrued and unpaid interest, were cancelled in exchange for the issuance of $100,000 in aggregate principal amount of new secured notes due in 2014, plus future cash interest payments. The equity ownership interests in the Company did not change as a result of the Restructuring.

Concurrent with the cancellation of the Original Notes, the Morris family, through its affiliated entities, made a capital contribution to the Company of approximately $87,238 (including accrued PIK interest) and repaid approximately $24,862 of intercompany indebtedness to the Company, resulting in the cancellation of $112,100 in aggregate principal amount of the Tranche C senior secured debt outstanding, including accrued PIK interest, under the Existing Credit Agreement.

The Company repaid from cash on hand the entire $19,700 principal amount of Tranche A senior secured debt, plus accrued interest and a $300 thousand prepayment fee, leaving approximately $7,200 (including accrued PIK interest) of Tranche B debt remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Existing Credit Agreement.

The following table summarizes the Restructuring transactions and reflects the Company's outstanding debt on March 1, 2010, the Effective Date of the Restructuring:

(Dollars in thousands)			Restructuring transactions
Long-term debt	Outstanding as of 12/31/2009	Additional accrued interest (a)	Repayment of debt/ intercompany receivable		Capital contribution to Morris Publishing	Cancellation of Original Notes	Exchange for New Notes	Outstanding as of 3/1/2010

Existing Credit Agreement
Tranche A	$19,700	$-	$(19,700)		$-	$-	$-	$-
Tranche B	7,021	179	-		-	-	-	7,200
Tranche C	111,192	908	(24,862)	(b)	(87,238)	-	-	-
	137,913	1,087	(44,562)		(87,238)	-	-	7,200

Original Indenture
Original Notes	278,478	-	-		-	(278,478)		-
Accrued and unpaid interest	31,268	4,132	-		-	(35,400)		-
	309,746	4,132	-		-	(313,878)	-	-

New Indenture
New Notes	-	-	-		-	-	100,000	100,000
Maximum future cash interest payments	-	-	-		-	-	45,000	45,000
	-	-	-		-	-	145,000	145,000

Total	$447,659	$5,219	$(44,562)		$(87,238)	$(313,878)	$145,000	$152,200

(a) Additional interest accrued on the Tranche B and Tranche C term loan (both PIK) and on the Original Notes (accrued and unpaid) during 2010.
(b) Repayment of intercompany debt to Morris Publishing.

Under the terms of the New Indenture, the New Notes will bear 10% interest commencing March 1, 2010, payable in cash quarterly; provided, however, that the interest rate could increase during the time that any “Refinanced Debt” (as defined in the New Indenture) is outstanding, to a rate equal to the greater of 10% in cash or the highest rate payable on the Refinanced Debt plus 5% (with one-half of the interest being payable quarterly in cash and the other half being paid in kind (PIK interest) in the form of an addition to the principal amount of the Notes).

Under the terms of the New Indenture, the Company generally must use its monthly positive cash flow to repay any Refinanced Debt, then any amounts outstanding on a working capital facility, and then to proportionally redeem the New Notes and, if the Tranche B term loan has not been refinanced, to prepay the Tranche B term loan. Such cash flow payments will not be required if and to the extent the Company would not have either $7,000 of available cash or an available working capital facility.

In accordance with accounting guidance for troubled debt restructuring, the total maturities of the New Notes includes the stated principal amount plus any additional cash outflows (i.e. , the maximum future cash interest payments thereon) on the New Notes. The New Notes have a maturity of four and one-half years, and the Company has assumed a maximum interest rate of 10% (the Company expects the Tranche B term loan to be refinanced and repaid within 150 days of the Restructuring). The $45,000 in maximum future cash interest payments may be lower if the Company's positive cash flows are sufficient to make principal payments prior to maturity; in effect, increasing the income from the cancellation of debt. At the end of the first quarter of 2010, the Company will record the stated principal amount of the New Notes, plus the maximum future cash interest payments, as long-term debt within its consolidated balance sheet.

The Company estimates its total cash outflows (principal and cash interest payments) on the New Notes to be between $15,000 and $21,000 in 2010.

Cancellation of debt income—As of March 1, 2010, the Company was successful in restructuring approximately $314,000 outstanding on our Original Notes, including accrued and unpaid interest, in exchange for an estimated $145,000 of total maturities on the New Notes.

The cancellation of approximately $169,000 of the Original Notes could result in income taxable ("COD Income") to the Company. The Company is currently evaluating whether the cancellation of debt will result in a taxable transaction and, if so, the impact on the Company’s tax provision and deferred taxes.

However, any COD Income to the Company (for purposes of the Tax Sharing Agreement) is excluded from its taxable income if the discharge of indebtedness either (i) occurred while it is insolvent (but only to the extent of such insolvency), or (ii) occurred pursuant to a plan of reorganization confirmed by the Bankruptcy Court. Thus, the Company should not have any tax liability pursuant to the Tax Sharing Agreement as a result of the COD Income since the Restructuring was consummated through the Prepackaged Plan which was confirmed by the Bankruptcy Court.

Period Summary

The table below summarizes the debt outstanding as of December 31, 2009 and 2008. The current maturities of long-term debt at December 31, 2009 reflect the consummation of the Restructuring and the expected refinancing and repayment of the Tranche B term loan within 150 days of the effective date of the Restructuring. All debt cancelled upon the consummation of the Restructuring is considered not paid and is included within non-current maturities of long-term debt as of December 31, 2009.

($'s in thousands)
		Total long-term debt		Current maturity of long-term debt
December 31,		2009	2008	2009	2008

Original Credit Agreement
Tranche A		$-	$83,250	$-	$83,250
Revolving debt		-	50,000	-	50,000
Total		-	133,250	-	133,250

Existing Credit Agreement
Tranche A		19,700	-	19,700	-
Tranche B (including accrued PIK interest)		7,021	-	7,021	-
Tranche C (including accrued PIK interest)	(a)	111,192	-	-	-
Total		137,913	-	26,721	-

Original Indenture	(b) (c)
Original Notes		278,478	278,478	-	278,478
Accrued and unpaid interest		31,268	-	-	-
		309,746	278,478	-	278,478

New Indenture	(c)
New Notes	(d)	-	-	20,500	-

Total		$447,659	$411,728	$47,221	$411,728

(a) The Tranche C term loan was canceled on March 1, 2010, the Effective Date of the Restructuring.
(b) February 1, 2009 and August 1, 2009 interest payments had not been paid by Company as of December 31, 2009.
(c) On March 1, 2010, the Effective Date of the Restructuring, the $278,478 aggregate principal amount of the Original Notes due 2013, plus accrued and unpaid interest, was cancelled in the exchange for $100,000 aggregate principal amount of New Notes.

(d) Current maturities of the New Notes includes $14,000 in excess cash flow plus $6,500 in cash interest costs on to be paid on the New Notes during the ten month period ending December 31, 2010.

Total Debt—At December 31, 2009, total debt was $447,659, including $31,268 in accrued and unpaid interest on the Original Notes which was canceled on March 1, 2010, the Effective Date of the Restructuring.

The average interest rate on the Company's total debt outstanding (including the 2009 unpaid interest on the Original Notes) was 7.7% and 5.78% at December 31, 2009 and 2008, respectively.

Original Credit Agreement—On October 15, 2009, the principal amount outstanding on the Tranche A term loan and the revolving credit facility under the Original Credit Agreement was $76,500 and $60,000; respectively, prior to their acquisition by a third party and Company affiliates.

During 2009, the interest expense on the Tranche A term loan and the revolving credit facility totaled $2,202, and $1,574, respectively, on average loan balances of $81,321 and $58,624, respectively. The weighted average interest rates on these loans were 3.44% and 3.41%, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.50% during 2009.

At December 31, 2008, the interest rate on the Tranche A term loan was 3.00% and the weighted average interest rate on the revolver was 3.61%. The annual commitment fee on the unborrowed funds available under the revolver was 0.50% at December 31, 2008 and 0.375% at December 31, 2007.

Existing Credit Agreement—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Existing Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans is paid in kind ("PIK").

Interest expense on the Tranche A term loan totaled $640 during 2009. At December 31, 2009, the Tranche B and C term loans include accrued PIK interest of $221 and $1,192, respectively.

During 2009, the weighted average interest rate on all three tranches was 7.04%.

Original Notes— During 2009, interest expense on the Original Notes totaled $23,145, including $3,652 in 1% default interest expense. The accrued and unpaid interest expense totaling $31,268 at December 31, 2009 was canceled on March 1, 2010, the effective date of the Restructuring.

During 2008, the Company repurchased a total of $21,522 of its $300,000 7% Senior Subordinated Notes for a total purchase price, including $220 in accrued interest, of $12,471. The pre-tax gain on these transactions was $9,271. In addition, the Company wrote off $375 in unamortized loan fees related to these extinguished notes.

Credit Agreement Summary

Original Credit Agreement—On December 14, 2005, the Company, as borrower, entered into a new credit agreement (“Original Credit Agreement”) for $350,000 of senior secured term and revolving credit facilities. The Original Credit Agreement terminated and replaced a $400,000 senior secured credit facility. The new agreement consisted of a $175,000 revolving credit facility and a $175,000 Tranche A term loan. The maturity date for both facilities was December 31, 2012, with unequal quarterly principal payments on the term loan commencing on December 31, 2007.

The loans were guaranteed by Morris Communications and substantially all of its subsidiaries. The obligations of the Company and these guarantors were secured with substantially all of the assets of the parties, with certain exceptions. The credit agreement contained various representations, warranties and covenants generally consistent with the old credit facilities. Financial covenants required the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon combined consolidated financial results of Morris Communications and all of its subsidiaries, and the Company.

On July 3, 2007, the Company entered into Amendment No. 1 to the Original Credit Agreement which relaxed the financial tests required by the Original Credit Agreement for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $175 in debt issuance costs associated with this amendment was deferred and amortized over the life of the term loan.

On November 28, 2007, the Company entered into an amendment No. 2 and Waiver No. 1 (“Amendment No. 2”) to the Original Credit Agreement. The Original Credit Agreement contains a negative covenant prohibiting Morris Communications or any of its subsidiaries, and the Company from selling or otherwise disposing of all or a substantial part of its business or property. Amendment No. 2 waived compliance with this covenant to permit the GateHouse sale. The Company was required to utilize all of the after-tax net cash proceeds from the disposition to promptly prepay or reduce the commitments in the manner set forth in the Original Credit Agreement. In satisfaction of this requirement, the Company prepaid $85,000 of the $175,000 outstanding on the term loan immediately following the close of the November 30, 2007 transaction.

On October 8, 2008, the Company entered into Amendment No. 3 (“Amendment No. 3.”) to the Original Credit Agreement, reducing the revolving credit commitments to $100,000 from $175,000 and increasing the interest rate on borrowings and the commitment fee on undrawn amounts under the revolving credit facility.

Amendment No. 3 required Morris Communications and its subsidiaries, and the Company to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Original Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than May 30, 2009. On April 6, 2009, Amendment No. 5 to the Credit Agreement deleted this requirement.

The $641 in debt issuance costs associated with Amendment No. 3 were deferred and amortized over the original life of the term loan. In addition, the Company wrote off $538 in unamortized loan costs associated with the original revolving credit facility and amortized the remaining $1,109 over the term of the revolving credit loan. The amortization periods for the remaining deferred loan costs associated with the term loan and the revolving credit facility were accelerated to May 30, 2009, the deadline set by the lenders for the mandatory repayment.

On January 28, 2009, the Company entered into Amendment No. 4 and Waiver No. 2 (“Amendment No. 4”) to the Original Credit Agreement, which along with subsequent extensions ultimately waived until October 16, 2009 any default that arose from the Company’s failure to pay the interest payment due on the Original Notes. The Original Credit Agreement included an event of default if the Company defaults in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5,000 or more (such as its Original Notes or bank credit facilities).

Amendment No. 4 reduced the limit on loans available under the revolving facility from $100,000 to $70,000. Amendment No. 6 to the Original Credit Agreement permanently reduced the revolving credit commitment to $60,000.

The $731 in debt issuance costs associated with Amendment No. 4 were deferred and amortized ratably, along with all the other unamortized loan costs associated with the Original Credit Agreement, through May, 2009. In addition, the Company wrote off $199 in deferred loan costs during January of 2009.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction. See “Senior Refinancing Transaction” as described above.

Existing Credit Agreement—All tranches of loans under the Existing Credit Agreement matured in two years, with two six-month extension options during which extensions the interest rate on the Tranche A term loan would increase to 17.5% and 20%, respectively. However, once the Restructuring was consummated, the Tranche A term loan matured earlier, on the deadline for the required refinancing of the Tranche A term loan pursuant to the Restructuring Support Agreement (150 days after the consummation of the Restructuring).

All principal payments on the Existing Credit Agreement were to be applied first to the Tranche A term loan until paid in full. Principal payments were required from the Company's cash flow to reduce the Tranche A term loan quarterly and, after the issuance of the $100,000 in principal amount of newly issued Floating Rate Secured Notes due 2014 (the “New Notes”), as described below, monthly. All three tranches of debt under the Existing Credit Agreement remained senior to the Original Notes; however, pursuant to the Escrow Agreement, MPG Revolver and Morris Communications deposited the Tranche C term loan, which had an aggregate principal amount of $110,000 plus accrued PIK interest, into an escrow account for cancellation upon the consummation of the Restructuring.

Pursuant to the Escrow Agreement, upon the Restructuring, the relevant Morris Publishing affiliates agreed to cancel the Tranche C term loan which has an aggregate principal amount of $110,000 plus accrued PIK interest in repayment of intercompany indebtedness having an aggregate principal amount of approximately $24,500, plus accrued and unpaid interest from September 30, 2009 until but excluding the date on which the Restructuring is consummated, to Morris Publishing and as a contribution to capital of approximately $85,500 plus the amount of any PIK interest that has accrued on the Tranche C term loan since the date of the Original Credit Agreement.

The loans under the Existing Credit Agreement continued to be guaranteed by all subsidiaries of the Company, as well as Morris Communications and all of its wholly-owned, domestic subsidiaries, and secured by substantially all of the assets of such guarantors and the Company. In the case of the security interests granted by Morris Communications and its subsidiaries, the ability of the lenders to exercise collateral foreclosure remedies generally had not been permitted prior to May 15, 2010, so long as all interest payments on the Tranche A term loan had been timely made and certain bankruptcy events had not occurred.

The Existing Credit Agreement contained various representations, warranties and covenants generally consistent with the Original Credit Agreement, but with certain additional limitations applicable prior to the repayment in full of the Tranche A term loan. Financial covenants in the Existing Credit Agreement required the Company to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. The financial covenants were to be calculated as if the Restructuring has been completed. An event of default would occur under the Existing Credit Agreement if the Restructuring had not been completed by May 15, 2010. Other new events of default include a determination by the administrative agent for the Tranche A term loan, in its sole discretion, that there had been a diminution of value in the collateral or that the Company was not making adequate progress to consummate the Restructuring.

The Tranche B term loan remaining after the Restructuring ranks pari passu with the New Notes and ceased to be secured by the liens securing the Existing Credit Agreement, and shares in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, the Company had been required to refinance the Tranche A term loan, and is permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with the Company at an annual interest rate no greater than LIBOR plus 970 basis points. Such refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B term loan, would be senior to the New Notes and secured by a first lien on substantially all of the Company's assets.

On March 1, 2010, the Effective Date of the Prepackaged Plan, the Company repaid from cash on hand the entire $19,700 principal amount of Tranche A senior secured debt.

Indenture Summary

Original Indenture—On August 7, 2003, the Company refinanced substantially all of its long-term indebtedness by issuing $250,000 of the 7% Senior Subordinated Notes due 2013 (the "Original Notes") and entered into a $400,000 bank credit agreement. In September 2003, an additional $50,000 of the Original Notes was issued.

The Original Notes were subordinated to the rights of the lenders under the senior credit facility. In the event of a liquidation, dissolution, bankruptcy, insolvency or similar event of the Company, the lenders of the senior debt were to be paid in full for all obligations under the existing senior credit agreement (including interest accruing after the commencement of a bankruptcy proceeding), before any payment could be made to holders of the Original Notes.

The covenants of the senior credit agreements required that all payments, including regularly scheduled interest payments, on the notes be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the Indenture received a “Payment Blockage Notice” following any other default that permitted the senior lenders to accelerate the maturity of the senior debt.

In addition, the Original Indenture limited the Company's ability to pay dividends to Morris Communications or any other ultimate parent or subsidiary. Additional restrictions applied under the Original Indenture so long as the Company's consolidated leverage ratio exceeded 6.5 to 1. Most notably, (i) the Company could not pay dividends other than permitted tax distributions, purchase capital stock, or make investments, other than permitted investments as defined in the Original Indenture, and (ii) the Company could not incur additional indebtedness, other than permitted indebtedness as defined in the Original Indenture.

The prohibition on investments generally meant that the Company could not make loans; however, the exception for permitted investments had allowed the Company to make up to $40,000 of loans at any time outstanding to Morris Communications or its subsidiaries to fund working capital, capital expenditure and acquisition requirements, to make up to $20,000 of additional loans or investments at any time outstanding, or to make other specified types of investments.

The exception for permitted indebtedness had allowed the Company to incur indebtedness under the senior credit facility, to refinance the senior credit facility or other existing indebtedness, to incur other indebtedness up to $100,000 at any time outstanding, and to incur other specified types of indebtedness.

New Indenture—On March 1, 2010, the Company entered into an Indenture (the "New Indenture") with respect to the New Notes.
Under the New Indenture, the Company may incur Refinanced Debt within 150 days after March 1, 2010, in order to refinance its approximately $7,200 Tranche B term loan under the Existing Credit Agreement. If the Company is able to use available cash or borrowings from a new working capital facility to immediately repay the entire amount of any Refinanced Debt, then the interest rate on the New Notes would remain at 10% payable in cash.

The New Notes are secured by a lien on substantially all of the assets of the Company. The New Notes rank pari passu with the Tranche B term loan and principal payments on the New Notes and the Tranche B term loan will generally be made in proportion to the amounts outstanding, except that the Tranche B term loan may be paid with Refinanced Debt incurred within 150 days after March 1, 2010. The New Notes, and the liens securing the New Notes, will be subordinated to any senior debt of the Company, which may include any Refinanced Debt and a $10,000 working capital facility which may be incurred in the future.

Under certain conditions, the notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the Indenture, the Issuers must offer to use proceeds to redeem the Notes. Upon a change of control of the Company, the Issuers must offer to repurchase all of the New Notes.

The New Indenture contains various representations, warranties and covenants generally consistent with the Original Indenture, including requirements to provide reports and to file publicly available reports with the SEC (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures. In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. In addition, the holders of the New Notes have the right to appoint an observer to the Board of Directors of the Company and each of its subsidiaries.

7.       Fair value of Financial Instruments

The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, note receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long term debt.

2009:

To estimate the fair value of the $278,478 outstanding principal amount of 7 % Senior Subordinated Notes due 2013 (the “Original Notes”), the Company used the average price of the corporate bond trades reported on or around December 31, 2009. At December 31, 2009, the fair value of the Original Notes was approximately $83,500.

The fair value of the Tranche A term loan under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the “Existing Credit Agreement”) was valued at par. The Tranche A term loan was repaid from cash on hand on March 1, 2010, the effective date of the Restructuring.

The Tranche B and C term loans under the Existing Credit Agreement were owned by Company affiliates and the valuation of this senior debt was not practicable.

2008:

To estimate the fair value of the Company’s debt issues, which are not quoted on an exchange, the Company used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities.

At December 31, 2008, the fair value of the Original Notes was approximately $25,000 and the fair value of the Tranche A term loan and the revolving credit facility under the Original Credit Agreement was estimated at $20,800 and $11,000, respectively.

8.       Income taxes

The components of the Company’s income tax provision for the years ended December 31, 2009, 2008 and 2007 are as follows:

(Dollars in thousands)
	2009	2008	2007
Continuing operations
Current federal and state	$(2,514)	$4,244	$8,474
Deferred federal and state	(6,154)	(3,676)	519
Tax (benefit) expense	(8,668)	568	8,993
		.
Discontinued operations
Current federal and state	-	(146)	31,348
Deferred federal and state	-	(19)	1,920
Tax (benefit) expense	-	(165)	33,268

Total income tax (benefit) expense	$(8,668)	$403	$42,261

The net deferred tax liabilities as of December 31, 2009 and 2008 are comprised of the following:

(Dollars in thousands)	2009	2008

Deferred tax assets:
Provision for doubtful accounts	$843	$689
Self insurance reserve-included from noncurrent	565	-
Other accrued expenses	30	138
Deferred debt cost	3,357	-
Deferred compensation reserve	505	-
State NOL carry forward	422	-
Contribution carry forward	194	-
Other accrued expenses	90	1,740
Intangible assets	31	-
Total deferred tax assets	6,037	2,567

Deferred tax liabilities:
Depreciation and amortization	(14,355)	(14,988)
Intangible assets	-	(320)
Deferred gain on promissory note	-	(2,153)
Total deferred tax liabilities	(14,355)	(17,461)

Valuation allowance:	(422)	-
Net deferred tax liability:	$(8,740)	$(14,894)

The realization of the state NOL carry forward is not likely; therefore, the Company recorded a valuation allowance of $422 against these deferred tax assets as of December 31, 2009. The Company did not record any valuation allowance against these deferred tax assets as of December 31, 2008.

The effective tax rate on income from continuing operations before taxes differs from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective tax rates:

	2009	2008	2007
Tax provision at statutory rate	35.0%	35.0%	35.0%
State tax provision, net of federal benefit	2.6%	2.7%	3.9%
Amortization/goodwill impairment	0.0%	(38.3%)	(0.9%)
Bankruptcy charges	(4.6%)	0.0%	0.0%
Other	(3.6%)	0.3%	0.1%
Total effective tax rate on income from continuing operations	29.4%	(0.3%)	38.1%

9.       Transactions with Morris Communications

Management, Technology and Shared Services Fees —The Company receives certain services from, and has entered into certain transactions with Morris Communications. The Company has recorded these fees within other operating costs in the accompanying consolidated financial statements.

➢   Management Fee—This fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services. A fee equal to the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications) is charged to the Company.

➢    Technology and Shared Services Fee —This fee compensates Morris Communications for certain technology and shared services and is based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage.

On May 16, 2008, the Company entered into a Second Amendment (“Second Amendment”) to Management and Services agreement, which was designed to eliminate the fees payable by Company for management, technology and shared services to Morris Communications for the period from May 1, 2008 through December 31, 2008. The intent of this amendment was to retain cash and to reduce the Company’s operating expenditures.

Effective October 1, 2008, the Third Amendment (“Third Amendment”) to Management and Services agreement reinstated the payment of these fees beginning October 1, 2008. Absent the Third Amendment, the Company would not have been obligated to pay fees until January 1, 2009.

The Company has recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within its other operating costs, with the cost of these services treated as a capital contribution by Morris Communications. The total cost of the services contributed by Morris Communications was $8,678 for the respective period.

The management fees from continuing operations totaled $10,282, $12,873 and $14,986 for the years ended December 31, 2009, 2008 and 2007, respectively. The management fees from discontinued operations totaled $2,499 for the year ended December 31, 2007.

The technology and shared services fees from continuing operations totaled $6,427, $8,045 and $9,366 for the years ended December 31, 2009, 2008 and 2007, respectively. The management fees from discontinued operations totaled $1,562 for the year ended December 31, 2007.

On January 6, 2010, Morris Publishing entered into a Fourth Amendment to Management and Services Agreement. Effective upon the issuance of the New Notes pursuant to the Restructuring Support Agreement, the amendment changes the fees payable by Morris Publishing to the actual amount of costs of providing the services, but the fees shall not exceed $22,000 in any calendar year. See note 12.

Employees’ 401(k) Plan —The Company participated in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan were matched (up to 5% of pay) by Morris Communications. Effective July 13, 2008, the Company indefinitely suspended the employer matching contributions.

Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,778 and $3,443 for the years ended December 31, 2008 and 2007, respectively. In addition, the employer matching contributions from discontinued operations totaled $678 for the year ended December 31, 2007.

Retiree Health Care Benefits —Effective December 31, 2008, Morris Communications terminated its retiree health care plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service. As a result, the Company recorded a $24,808 curtailment gain upon the termination of the plan within labor and employee benefits expense on the effective date.

In addition, the Company reported a curtailment gain of $2,661 in 2007 which was related to the plan participants employed by the newspapers, commercial printing business and related publications included in the GateHouse sale. The Company’s post retirement liability decreased by this amount and the income from discontinued operations increased by this amount.

Morris Communications retiree health care plan, which provided certain health care benefits for eligible retired employees and their dependents, required the Company to be separately liable for its portion of the postretirement health benefit obligation.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service were eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have had 25 years of service to be eligible. Generally, this plan paid a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan was unfunded. Lifetime benefits under the plan were limited to $100 per employee. Expenses related to this plan had been allocated to the Company based on total headcount. The expenses allocated to the Company, net of the related contributions recorded were $769 and $752 for the years ended December 31, 2008 and 2007, respectively.

The following is a reconciliation of the benefit obligation and accrued benefit cost for which the Company is separately liable for as of and for the year ended December 31, 2008 and December 31, 2007:

(Dollars in thousands)

December 31,	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$22,111
Service costs	352
Interest costs	1,401
Actuarial loss	65
Benefit payments	(984)
Benefit obligation at end of year	$22,945

Reconciliation of funded status to total liability
Funded status	$22,945
Unrecognized net actuarial gain	1,863
Curtailment gain	(24,808)
Net amount recognized in balance sheet	$-

Components of net periodic benefit cost before reflecting Medicare Part D Subsidy:
Service cost	$352	$514
Interest cost	1,401	1,409
Net periodic benefit cost	$1,753	$1,923

The principal assumptions used in determining postretirement benefit obligations for the Company’s plan as of December 31, 2008 were as follows:

2008
Discount rate	7.59%
Health care cost increase rate:
Following year	10.00%
Decreasing to at the end of 2012	5.00%

At the December 31, 2007 measurement date, the Company’s post retirement liability decreased in the aggregate amount of $1,929 and member’s deficiency in assets decreased by $1,929, less the $750 income tax effect.

Health and Disability Plan —The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expense allocated to the Company based on total headcount was $8,051, $9,391 and $13,522 for the years ended December 31, 2009, 2008 and 2007, respectively. The portion of these expenses allocated to discontinued operations totaled $2,851 for the year ended December 31, 2007.

The Company was also allocated its portion of Morris Communications’ health and disability liability. The amounts allocated to the Company, based on total headcount, was $1,458 and $1,974 as of December 31, 2009 and 2008, respectively.

Workers’ Compensation Expense —The Company participates in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Shivers, through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, was $1,126, $821 and $2,370 for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in 2008 was due to the reduction in employees and claims activity.

Loan Receivable from and restricted payments to Morris Communications —

Loan receivable-Under its debt arrangements, the Company was permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly-owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company was also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the Indenture to the Existing Notes (the “Original Indenture”).

The interest-bearing portion of all loans from the Company to Morris Communications bore the same rate as the borrowings under the credit agreements. The Company distinguished between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest was accrued on the average outstanding long-term balance each month.

The Company accounts for this arrangement as a capital distribution transaction and classified such borrowings as contra-equity within member’s deficiency in assets, given the historical practice of the Company and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods ended December 31, 2009 and 2008.

At December 31, 2009, Morris Communications owed Morris Publishing $25,000, including accumulated interest on the intercompany loan. The following table summarizes the amounts due from (payable to) Morris Communications:

(Dollars in thousands)

December 31,	2009	2008	2007

Due from Morris Communications	$25,000	$18,071	$9,576
Less: income taxes payable to Morris Communications on GateHouse Sale	-	-	(30,505)
Total due from ( payable to) Morris Communications	25,000	18,071	(20,929)
Less: unrecognized accumulated accrued interest on loan	(6,691)	(5,861)	(5,130)
Due from (payable to) Morris Communications, net *	$18,309	$12,210	$(26,059)

*As presented on consolidated balance sheet

The unrecognized interest accrued on the loans to Morris Communications for the year ended December 31, 2009 and 2008 was $830 and $730, respectively, on average loan balances (including the accumulated interest) of $24,572 and $16,098, respectively. The average annual interest rates were 3.328% and 4.426% for the 12 month periods ended December 31, 2009 and 2008, respectively.

During 2008, the Company paid Morris Communications the income taxes due on the GateHouse sale.

As part of the Restructuring, the reduction of the bondholder debt would be accompanied by the cancellation of $110,000 in aggregate principal amount, plus accrued PIK interest, of the Company's Tranche C term loan outstanding under the Existing Credit Agreement, as a repayment of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, the effective date of the Restructuring, Morris Communications repaid approximately $24,862 of the intercompany loan receivable, with unrecognized accumulated accrued interest canceled, in effect, as a capital contribution. On

March 1, 2010, the $1,138 remaining balance on the intercompany loan was reclassified to a non-interest bearing short-term receivable.

The following table summarizes the Restructuring transaction:

(Dollars in thousands)			Restructuring transactions
Intercompany loan receivable	Outstanding as of 12/31/2009	Net increase during 2010	Repaid by cancellation of Tranche C term loan	Contribution to capital	Remainder reclassified to non-interest bearing receivable on 3/1/2010

Due from Morris Communications	$25,000	$1,000	$(24,862)	$-	$1,138
Unrecognized accumulated accrued interest	(6,691)	(134)	-	6,825	-
Due from Morris Communications, net	$18,309	$866	$(24,862)	$6,825	$1,138

Restricted payments:

The Company was permitted under its debt arrangements to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the Indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

On June 30, 2007, the Company declared and recorded a $40,000 dividend to Morris Communications that, in turn, utilized the distribution to reduce its loan payable to the Company. No dividends were declared or recorded in 2008 and 2009, with the Company being prohibited under its debt agreements from making any restricted payments.

10.         Commitments and contingencies

Leases —The Company leases certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2014. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2009 are as follows:

(Dollars in thousands)
Year	Operating leases From Morris Communications and affiliates	Other Operating Leases	Total
2010	$2,459	$941	$3,400
2011	2,520	724	3,244
2012	2,582	496	3,078
2013	-	266	266
2014	-	38	38

Savannah production and administrative facility

In December 2002, the Company sold its facility in Savannah, Georgia to an affiliated party and entered into a 10-year operating lease expiring on December 31, 2012. The Company was required to make equal monthly payments of $92 beginning January 1, 2003. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) four percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2006, the Company entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor, an affiliate, and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building was $980 or a monthly rate of $82. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. Beginning on January 1, 2008 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) three percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

Other commitments

During 2007, the Company entered into a 34 month operating lease with an affiliate for an office in Nassau County, Florida, with the Company being required to make equal monthly payments of $3.

Total rent expense under operating leases was approximately $3,903, $3,982 and $3,848, for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The following table summarizes the Company’s quarterly results of operations from continuing and discontinued operations for the twelve months ending December 31, 2009: (Dollars in thousands)

2009 Quarterly Data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total net operating revenues	$64,214	$63,493	$62,297	$66,942

Gross profit (a)	1,411	7,351	5,684	7,364

Net (loss) income	(12,576)	(1,299)	711	(6,408)

Unusual or infrequently occurring items recognized in each full quarter-2009
Interest expense on Original Notes (b)	$4,873	$4,873	$4,873	$8,526
Debt restructuring costs (c)	2,868	2,618	2,508	4,873
Write-down of note receivable, net (d)	11,538	-	(4,000)	-

(a) Net sales less costs and expenses directly associated with or allocated to products sold or services rendered.
(b) During the fourth quarter of 2009, the Company recorded an additional $2,530 in default (1%) interest expense on the Original Notes which was incurred during the first nine months of 2009. On March 2, 2010, the effective date of the Restructuring, the $23,145 in interest expense (including default interest) accrued on the 7% Original Notes during 2009 was canceled as part of the Restructuring.

(c) On March 1, 2010, the Company consummated its Restructuring through the Prepackaged Plan, resulting in cancelation of debt income during the first quarter of 2010. The Company incurred $12,867 in legal, investment banking and consulting fees during 2009, including fees paid to advisors and consultants of its senior creditors and of certain of its note holders.

(d) At the end of the first quarter of 2009, the Company reserved the $11,538 due on the note receivable from GateHouse Media, Inc. ("GateHouse"). In September of 2009, Morris Publishing and GateHouse agreed to a one time payment in the amount of $4,000 to settle the outstanding obligation. The entire $4,000 was recorded as a reduction in the note receivable reserve, with the remaining $7,538 being written off.

The following table summarizes the Company’s quarterly results of operations from continuing and discontinued operations for the twelve months ending December 31, 2008: (Dollars in thousands)

2008 Quarterly Data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total net operating revenues	$82,708	$82,171	$78,246	$78,704

Gross Profit (a)	7,610	8,591	(163,833)	27,336

Net (loss) income	5,645	1,987	(163,201)	14,897

Unusual or infrequently occurring items recognized in each full quarter-2008
Employee severance (f) (e)	$464	$328	$913	$1,385
Curtailment gains (g) (e)	-	-	-	(24,808)
Impairment of goodwill and fixed assets (h) (e)	-	-	170,685	4,326
Pre-tax gains on repurchases of Original Notes (i)	(8,411)	(860)	-	-

(e) Included in costs and expenses directly associated with or allocated to products sold or services rendered.
(f) As part of the Company's work force reductions made as part of multiple efficiency and consolidation efforts taken in response to its declining revenues and the current economic conditions, severance payments were made to terminated employees based on pay level and length of service. Severance payments for 2009 were not material.

(g) During 2008, the Company terminated its post retirement benefit plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to former employees and their eligible dependents and regular full time and eligible part time employees upon their separation from service. As a result, the Company recorded a $24,808 curtailment gain upon the termination of the plan within labor and employee benefits expense.

(h) The Company's 2008 expenses included a $170,685 pre-tax write-down of all of our goodwill and a $4,326 impairment of fixed assets. The write-down of goodwill reflects the continuing and expected future declines in advertising revenues which were due to weak national and local economic conditions which have reduced advertising demand, and increased competition, particularly from on-line media. The impairment charge reflects the adjustment to fair value of three commercial printing presses being held for sale. In addition, the pre-tax write-down of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill is not deductible for income tax purposes.

(i) During the first six months of 2008, the Company repurchased $21,522 of our original $300,000 7% Original Notes for a total purchase price, including accrued interest, of $12,471. The pre-tax gains on these transactions were $9,271.

The Company does not believe there were any other significant unusual or infrequent items, other than those reflected in the table above, that have impacted the Company's quarterly results from continuing operations in 2009 and 2008.

12.         Guarantor condensed consolidating information

This disclosure is provided because all of the subsidiaries (the "Guarantor Subsidiaries") of Morris Publishing Group, LLC (the "Parent" and "Issuer") were guarantors of the Original Notes. Separate complete financial statements of the Subsidiary Guarantors are not presented because all of the guarantors are jointly and severally, fully and unconditionally liable under their guarantees and each Subsidiary Guarantor is 100% owned by the Parent. The Parent has independent assets and operations. With respect to the Parent, its financial information has been prepared accounting for the Subsidiary Guarantors under the equity method of accounting.

The condensed consolidating financial information reflect the Parent and the Subsidiary Guarantors and should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009. The accounting policies that are employed are the same as those shown in note 1 to the consolidated financial statements as of December 31, 2009 and 2008 and for each of three years ended December 31, 2009. The consolidated financial information as of December 31, 2008 and 2007 have been restated to include the guarantor subsidiary condensed consolidating financial information.

While some of the Subsidiary Guarantors are operating subsidiaries, none of them have any separate indebtedness. In addition, there are no restrictions on the Subsidiary Guarantors to transfer funds to the Parent in the form of cash dividends, loans, or advances and the Subsidiary Guarantors have no restricted net assets at the end of December 31, 2009.

The Subsidiary Guarantors distribute all of their daily net cash flows with the net transfers being recorded as a loan receivable due from Parent. The Subsidiary Guarantors' accounts receivable and accounts payable are owned and managed by the Parent in a central location. The Parent purchases and consigns all inventories to the Subsidiary Guarantors.

The Parent's indirect corporate overhead costs are allocated to each operating subsidiary (including the Parent) based upon its percentage of total consolidated net operating revenues. Each operating subsidiary (including the Parent) reports income taxes based on its own income, utilizing the same annual effective tax rate as the consolidated entity.

All deferred tax assets and liabilities have been transferred or assumed by the Parent and all debt and debt related costs are recorded by the Parent, as Issuer.

Condensed consolidating balance sheet	December 31, 2009
(Dollars in thousands)	Parent	Subsidiary Guarantors	Consolidating Entry	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,105	$533	$-	$25,638
Accounts receivable, net of allowance for doubtful accounts	28,846	-	-	28,846
Inventories	2,110	-	-	2,110
Deferred income taxes, net	1,338	-	-	1,338
Income tax receivable	2,523	-	-	2,523
Assets held for sale	-	2,252	-	2,252
Prepaid and other current assets	2,315	-	-	2,315
Total current assets	62,237	2,785	-	65,022
NET PROPERTY AND EQUIPMENT	31,472	62,281	-	93,753
OTHER ASSETS:
Investment in subsidiaries	209,010	-	(209,010)	-
Loan to Parent	-	142,117	(142,117)	-
Intangible assets, net of accumulated amortization	4,484	1,827	-	6,311
Deferred loan costs and other assets, net of accumulated amortization	5,412	-	-	5,412
Total other assets	218,906	143,944	(351,127)	11,723
Total assets	$312,615	$209,010	$(351,127)	$170,498
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$5,504	$-	$-	$5,504
Current maturities of long-term debt	47,221	-	-	47,221
Accrued interest	83	-	-	83
Due to Morris Communications	2,880	-	-	2,880
Deferred revenues	12,124	-	-	12,124
Accrued employee costs	3,224	-	-	3,224
Other accrued liabilities	946	-	-	946
Total current liabilities	71,982	-	-	71,982
LONG-TERM DEBT, less current portion	400,438	-	-	400,438
DEFERRED INCOME TAXES, less current portion	10,078	-	-	10,078
DUE TO SUBSIDIARY GUARANTORS	142,117	-	(142,117)	-
OTHER LONG-TERM LIABILITIES	2,810	-	-	2,810
Total liabilities	627,425	-	(142,117)	485,308
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(296,501)	209,010	(209,010)	(296,501)
Loan receivable from Morris Communications	(18,309)	-	-	(18,309)
Total member's deficiency in assets	(314,810)	209,010	(209,010)	(314,810)
Total liabilities and member's deficiency in assets	$312,615	$209,010	$(351,127)	$170,498

Condensed consolidating statement of operations	Year ended December 31, 2009
(Dollars in thousands)	Parent	Subsidiary Guarantors	Consolidating Entry	Total

NET OPERATING REVENUES:
Advertising	$83,083	$101,720	$-	$184,803
Circulation	34,031	29,466	-	63,497
Other	3,518	5,128	-	8,646
Total net operating revenues	120,632	136,314	-	256,946
OPERATING EXPENSES:
Labor and employee benefits	47,110	54,167	-	101,277
Newsprint, ink and supplements	11,212	11,753	-	22,965
Other operating costs (excluding depreciation and amortization)	58,249	39,139	-	97,388
Management Fee Allocation	(11,165)	11,165	-	-
Depreciation, amortization and impairment costs	7,576	5,930	-	13,506
Total operating expenses	112,982	122,154	-	235,136
OPERATING INCOME	7,650	14,160	-	21,810
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	31,681	5	-	31,686
Equity in earnings of subsidiaries	(10,090)	-	10,090	-
Debt restructuring costs	12,867	-	-	12,867
Interest income	(653)	-	-	(653)
Net write-off of note receivable	7,538	-	-	7,538
Other, net	(23)	(141)	-	(164)
Total other expenses, net	41,320	(135)	10,090	51,274
(LOSS) INCOME BEFORE INCOME TAXES	(33,669)	14,296	(10,090)	(29,464)
(BENEFIT) PROVISION FOR INCOME TAXES	(12,874)	4,206	-	(8,668)
NET (LOSS) INCOME	$(20,796)	$10,090	$(10,090)	$(20,796)

Condensed consolidating statement of cash flow	Year ended December 31, 2009
(Dollars in thousands)	Parent	Subsidiary Guarantors	Consolidating Entry	Total

NET CASH PROVIDED BY OPERATING ACTIVITIES	$7,764	$17,406	$-	$25,170
INVESTING ACTIVITIES:
Capital expenditures	(512)	(406)	-	(918)
Net proceeds from sale of property and equipment	184	-	-	184
Net change in intercompany loan	-	(17,130)	17,130	-
Net cash used investing activities	(328)	(17,536)	17,130	(734)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	10,000	-	-	10,000
Repayments on revolving credit facility	(6,750)	-	-	(6,750)
Net change in intercompany loan	17,130	-	(17,130)	-
Payment of debt issuance costs	(731)	-	-	(731)
Advances on loan receivable from Morris Communications	(6,099)	-	-	(6,099)
Net cash provided by (used in) financing activities	13,550	-	(17,130)	(3,580)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,986	(130)	-	20,856
CASH AND CASH EQUIVALENTS, beginning of period	4,119	663	-	4,782
CASH AND CASH EQUIVALENTS, end of period	$25,105	$533	$-	$25,638

Condensed consolidating balance sheet	December 31, 2008
(Dollars in thousands)	Parent	Subsidiary Guarantors	Consolidating Entry	Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,119	$663	$-	$4,782
Accounts receivable, net of allowance for doubtful accounts	36,932	-	-	36,932
Note receivable	11,581	-	-	11,581
Inventories	2,706	-	-	2,706
Assets held for sale	-	2,025	-	2,025
Prepaid and other current assets	903	-	-	903
Total current assets	56,241	2,688	-	58,929
NET PROPERTY AND EQUIPMENT	36,409	69,214	-	105,623
OTHER ASSETS:
Investment in subsidiaries	198,920	-	(198,920)	-
Loan to Parent	-	124,987	(124,987)	-
Intangible assets, net of accumulated amortization	5,926	2,030	-	7,956
Deferred loan costs and other assets, net of accumulated amortization	7,184	-	-	7,184
Total other assets	212,030	127,017	(323,907)	15,140
Total assets	$304,679	$198,920	$(323,907)	$179,692

CURRENT LIABILITIES:
Accounts payable	$5,496	$-	$-	$5,496
Current maturities of long-term debt	411,728	-	-	411,728
Accrued interest	8,297	-	-	8,297
Current portion of deferred taxes	1,326	-	-	1,326
Due to Morris Communications	1,772	-	-	1,772
Deferred revenues	13,133	-	-	13,133
Accrued employee costs	8,252	-	-	8,252
Other accrued liabilities	1,153	-	-	1,153
Total current liabilities	451,157	-	-	451,157
DEFERRED INCOME TAXES, less current portion	13,568	-	-	13,568
DUE TO SUBSIDIARY GUARANTORS	124,987	-	(124,987)	-
OTHER LONG-TERM LIABILITIES	2,882	-	-	2,882
Total liabilities	592,594	-	(124,987)	467,607
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(275,705)	198,920	(198,920)	(275,705)
Loan receivable from Morris Communications	(12,210)	-	-	(12,210)
Total member's deficiency in assets	(287,915)	198,920	(198,920)	(287,915)
Total liabilities and member's deficiency in assets	$304,679	$198,920	$(323,907)	$179,692

Condensed consolidating statement of operations	Year ended December 31, 2008
(Dollars in thousands)	Parent	Subsidiary Guarantors	Consolidating Entry	Total

NET OPERATING REVENUES:
Advertising	$116,863	$134,835	$-	$251,698
Circulation	31,763	29,168	-	60,931
Other	3,896	5,304	-	9,200
Total net operating revenues	152,522	169,307	-	321,829
OPERATING EXPENSES:
Labor and employee benefits	64,523	66,291	-	130,814
Curtailment gains	(11,054)	(13,754)	-	(24,808)
Newsprint, ink and supplements	18,787	18,583	-	37,370
Other operating costs (excluding depreciation and amortization)	65,239	44,641	-	109,880
Impairment of fixed assets	-	4,326	-	4,326
Write-down of intangibles	144,629	26,056	-	170,685
Management Fee Allocation	(14,698)	14,698	-	-
Depreciation and amortization expense	6,355	7,503	-	13,858
Total operating expenses	273,782	168,344	-	442,125
OPERATING (LOSS) INCOME	(121,259)	963	-	(120,296)
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	30,105	6	-	30,110
Equity in earnings of subsidiaries	(325)	-	325	-
Pre-tax gains on repurchases of debt	(9,271)	-	-	(9,271)
Interest income	(1,161)	-	-	(1,161)
Other, net	(3)	(116)	-	(118)
Total other expenses, net	19,345	(110)	325	19,560
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(140,604)	1,073	(325)	(139,856)
PROVISION FOR INCOME TAXES	68	500	-	568
(LOSS) INCOME	(140,672)	573	(325)	(140,424)
LOSS FROM DISCONTINUED OPERATIONS	0	(248)	-	(248)
NET (LOSS) INCOME	$(140,672)	$325	$(325)	$(140,672)

Condensed consolidating statement of cash flow	Year ended December 31, 2008
(Dollars in thousands)	Parent	Subsidiary Guarantors	Consolidating Entry	Total

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(1,000)	$36,244	$-	$35,244
INVESTING ACTIVITIES:
Capital expenditures	(688)	(1,288)	-	(1,976)
Restricted cash released from (transferred to) escrow	12,392	-	-	12,392
Net proceeds from sale of property and equipment	773	-	-	773
Net change in intercompany loan	-	(35,526)	35,526	-
Net cash provided by (used in) investing activities	12,477	(36,814)	35,526	11,189
FINANCING ACTIVITIES:
Repurchases of senior subordinated debt	(12,251)	-	-	(12,251)
Proceeds from revolving credit facility	82,000	-	-	82,000
Repayments on revolving credit facility	(71,000)	-	-	(71,000)
Repayment of term loan	(5,625)	-	-	(5,625)
Net change in intercompany loan	35,526	-	(35,526)	-
Payment of debt issuance costs	(641)	-	-	(641)
Advances on loan receivable from Morris Communications	(38,269)	-	-	(38,269)
Net cash used in financing activities	(10,260)	-	(35,526)	(45,786)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,218	(571)	-	647
CASH AND CASH EQUIVALENTS, beginning of period	2,901	1,234	-	4,135
CASH AND CASH EQUIVALENTS, end of period	$4,119	$663	$-	$4,782

Condensed consolidating statement of operations	Year ended December 31, 2007
(Dollars in thousands)	Parent	Subsidiary Guarantors	Consolidating Entry	Total

NET OPERATING REVENUES:
Advertising	$149,949	$156,745	$-	$306,694
Circulation	28,466	29,135	-	57,602
Other	3,444	6,888	-	10,332
Total net operating revenues	181,860	192,768	-	374,628
OPERATING EXPENSES:
Labor and employee benefits	73,750	72,210	-	145,960
Curtailment gains-related to GateHouse Sale	(1,852)	(809)	-	(2,661)
Newsprint, ink and supplements	20,979	19,359	-	40,338
Other operating costs (excluding depreciation and amortization)	66,008	47,648	-	113,657
Management Fee Allocation	(17,156)	17,156	-	-
Depreciation and amortization expense	8,655	7,564	-	16,219
Total operating expenses	150,384	163,129	-	313,513
OPERATING INCOME	31,476	29,639	-	61,115
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	37,874	7	-	37,881
Equity in earnings of subsidiaries	(32,985)	-	32,985	-
Interest income	(112)	(2)	-	(114)
Other, net	(68)	(191)	-	(258)
Total other expenses, net	4,708	(185)	32,985	37,509
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,767	29,824	(32,985)	23,606
(BENEFIT) PROVISION FOR INCOME TAXES	(2,369)	11,362	-	8,993
(LOSS) INCOME FROM CONTINUING OPERATIONS	29,136	18,462	(32,985)	14,613

DISCONTINUED OPERATIONS
Income from discontinued operations	7,161	92	-	7,253
Provision for income taxes	1,287	1,476	-	2,763
Income from discontinued operations, net of income taxes	5,874	(1,384)	-	4,490
Gain on sale of discontinued operations, net of provision for income taxes	33,660	15,907	-	49,567
INCOME FROM DISCONTINUED OPERATIONS	39,534	14,523	-	54,057

NET INCOME	$68,670	$32,985	$(32,985)	$68,670

Condensed consolidating statement of cash flow	Year ended December 31, 2007
(Dollars in thousands)	Parent	Subsidiary Guarantors	Consolidating Entry	Total

NET CASH PROVIDED BY OPERATING ACTIVITIES	$12,256	$20,803	$-	$33,059
INVESTING ACTIVITIES:
Capital expenditures	(4,012)	(7,276)	-	(11,288)
Restricted cash released from (transferred to) escrow	(12,392)	-	-	(12,392)
Net change in intercompany loan		(46,768)	46,768	-
Net proceeds from sale of property and equipment	949	-	-	949
Net proceeds from sale of discontinued operations	70,696	33,740	-	104,436
Net cash provided by (used in) investing activities	55,241	(20,304)	46,768	81,705
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	68,000	-	-	68,000
Repayments on revolving credit facility	(78,000)	-	-	(78,000)
Repayment of term loan	(86,125)	-	-	(86,125)
Payment of debt issuance costs	(175)	-	-	(175)
Net change in intercompany loan	46,768	-	(46,768)	-
Advances on loan receivable from Morris Communications	(21,293)	-	-	(21,293)
Net cash used in financing activities	(70,825)	-	(46,768)	(117,593)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,327)	498	-	(2,829)
CASH AND CASH EQUIVALENTS, beginning of period	6,214	750	-	6,964
CASH AND CASH EQUIVALENTS, end of period	$2,887	$1,249	$-	$4,135

13.         Subsequent events

On January 6, 2010, the Company, pursuant to the Restructuring Support Agreement, amended each of its existing Management and Services Agreement and its existing Tax Consolidation Agreement. See notes 7 and 8.

On January 19, 2010, the Company filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in Bankruptcy Court. The Company continued to operate its businesses as “debtors-in-possession” under the jurisdiction of the United States Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The holders of the Original Notes were the only impaired class of creditors.

On February 17, 2010, the Bankruptcy Court confirmed the Company's Prepackaged Plan, clearing the way for the Company to emerge from bankruptcy on March 1, 2010, the Effective Date of the Restructuring. The equity ownership interests in the Company did not change as a result of the Restructuring.

On March 1, 2010, the Company restructured its debt through the consummation of the Prepackaged Plan, reducing the total principal amount of it debt outstanding to approximately $107,200 plus future cash interest payments. In addition, the Company entered into a New Indenture with respect to the New Notes

See note 6, included herein, for additional information on the Restructuring and New Indenture.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A--Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The management of the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Item 9B—Other Information

None

Part III

Item 10--Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Years in newspaper industry	Title
William S. Morris III	75	53	Chairman of the Board of Directors
William S. Morris IV	50	20	CEO, President and Director
Craig S. Mitchell	51	16	Director, Senior Vice President—Finance, Secretary and Treasurer
James C. Currow	65	46	Executive Vice President
Steve K. Stone	57	30	Senior Vice President—Chief Financial Officer

On January 28, 2009, Morris Communications, LLC (“Morris Communications”) and its subsidiaries (other than Morris Publishing Group, LLC (“Morris Publishing”) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), with Morris Communications becoming an affiliated company of Morris Publishing. At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating Company (“Shivers”).

Our directors and executive officers are elected by, and serve at the discretion of its sole member which can add, remove and replace them at any time. The board of directors does not have any committees, except for an audit committee composed of Mr. Morris IV, Mr. Mitchell and Mr. Stone. Our board of directors has determined that Mr. Mitchell and Mr. Stone are audit committee financial experts, but that neither is independent.

Pursuant to the Indenture to the new Floating rate secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"), the holders of the New Notes have the right to appoint a non-voting observer to our board of directors (and to each committee of our board of directors as well as the board of directors, or comparable body, of each material subsidiary of ours and each committee of those boards, or comparable bodies). The holders have appointed Michael F. Murphy, Senior Managing Director of FTI Consulting, as the board observer.

William S. Morris III—Mr. Morris has served as chairman of our board of directors for over 30 years. Mr. Morris is the chairman of Morris Communications and Morris Publishing, and their other subsidiaries and affiliates; Pesto, Inc. ("Pesto", Morris Communications' parent), Shivers, and Questo, Inc.("Questo", Pesto's and Shivers' parent); and is the chief executive officer of all of these companies except Morris Publishing and its subsidiaries. Mr. Morris is active in community and state affairs, as well as in the newspaper and outdoor advertising industry and has recently completed a term as chairman of the Newspaper Association of America. Mr. Morris has a journalism degree from the University of Georgia and has been in the newspaper business his entire working career.

Mr. Morris' controlling interest in the beneficial ownership of our equity, his many years of experience involved in the operations and management of our newspapers, his experience as the Chairman of our Board of Directors, and his leadership positions with newspaper industry groups uniquely qualify him for service on our board.

William S. Morris IV—Mr. Morris has been our president since 1996, our chief executive officer since 2001, and a director since 1996 and is a director and the president of Questo, Pesto, Morris Communications, Shivers, and their other subsidiaries and affiliates. He joined the family business in 1990 and prior to becoming our president has served as assistant to the president. Prior to that, he served as assistant to the general manager, general manager and publisher of several of our newspapers and magazines. Prior to joining us, Mr. Morris worked for United Yellow Pages, Inc., selling independent telephone advertising and Gannett Outdoor Group in the leasing department and as national sales manager. He graduated from Emory University in 1983 with a degree in economics.

Mr. Morris' significant beneficial ownership of our equity, his many years of experience involved in the operations and management of our newspapers and his position as our President and CEO uniquely qualify him for service on our board.

Craig S. Mitchell—Mr. Mitchell became senior vice president-finance in November 2003 and has served as vice president-finance, secretary and treasurer since 1999 and as a director since 1999. He holds similar positions with Questo, Pesto, Morris Communications, Shivers, and their other subsidiaries and affiliates. Prior to joining Morris Publishing, Mr. Mitchell was employed by Deloitte Haskins & Sells in its tax department and by President Baking Company as its treasurer. Mr. Mitchell holds an accounting degree from Augusta College (currently Augusta State University) and a Master of Accountancy (tax option) from the University of Georgia.

Mr. Mitchell's many years of experience involved in the operations and management of our newspapers, his position as our Senior Vice President, his experience and training in financial matters qualify him to critically review and oversee various managerial, strategic, financial and compliance-based considerations applicable to Morris Publishing, and uniquely qualify him for service on our board.

James C. Currow—Mr. Currow was named executive vice president-newspapers in 2002, with responsibility for the metro newspapers outside Florida, the western group community newspapers and the eastern group community newspapers. At the beginning of 2009, he became responsible for all Morris Publishing Group’s newspapers and related publications.

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

Steve K. Stone—Mr. Stone became senior vice president in November 2003 and has served as our vice president and chief financial officer-newspapers and has been the head of MStar Solutions, LLC, the Morris Communications subsidiary operating the Shared Services Center, since 2002. Mr. Stone has 30 years experience in the newspaper industry and prior to joining us in 2002; Mr. Stone was assistant vice president/shared services for Knight Ridder, Inc. He has also served as vice president/chief financial officer for The Charlotte Observer, director of finance/controller for The Miami Herald, and held various financial positions at the San Jose Mercury News, Columbus Ledger-Inquirer and The Wichita Eagle Beacon. Mr. Stone holds a BBA degree from Southwestern College.

Susie Morris Baker—Mrs. Baker had been a director of newspapers since 1999 and a vice president of newspapers from 1999 to 2003. She remains a director of Questo, Pesto, Morris Communications, and their other subsidiaries and affiliates. She has also served as vice president of the Alaska newspapers for Morris Publishing, with responsibility for The Juneau Empire, The Peninsula Clarion in Kenai, and The Alaska Journal of Commerce and Alaskan Equipment Trader in Anchorage. Prior to that, Mrs. Baker was the publisher of the Quarter Horse News and Barrel Horse News in Fort Worth, Texas and publisher of The Peninsula Clarion. Mrs. Baker received a B.A. from Mary Baldwin College in Staunton, Virginia in 1990 and received a master’s degree in business administration from Southern Methodist University in Dallas, Texas in 1998.

J. Tyler Morris—J. Tyler Morris had been a director since 1996 and remains a director of Questo, Pesto, Morris Communications, and their other subsidiaries and affiliates. He has served as the vice president of the Morris Communications’ Cowboy Publishing Group in the magazine division. He is currently chairman, president and chief executive officer of Texas Aerospace Services in Abilene, Texas. Prior to that, he worked at Lubbock Avalanche-Journal and Gray’s Sporting Journal and at the Fort Worth Star-Telegram. Mr. Morris graduated from the University of Georgia in 1987 with a degree in journalism.

Mary E. Morris—Mrs. Morris had been a director of Morris Publishing since 1996 and is a director of Questo, Pesto, Morris Communications, and their other subsidiaries and affiliates. She is active in volunteer work with church and civic organizations and has served on many boards including the board of the Morris Museum of Art and the State Botanical Garden of Georgia.

On March 30, 2010, Susie Morris Baker, J. Tyler Morris, and Mary E. Morris resigned as members of the Boards of Directors of Morris Publishing and each of its subsidiaries.

William Morris III and Mary Morris are husband and wife. William Morris IV, J. Tyler Morris and Susie Morris Baker are their children.

Code of Ethics

We adopted, and posted on our Web site at www.morris.com/profile/ethics.shtml, a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and others.

Item 11--Executive Compensation

Compensation Discussion and Analysis

Overview

Management agreement

Most of our executive officers, including our principal executive officer and principal financial officer, do not receive any part of their compensation from us. Their services are provided to us by our affiliate, Morris Communications Company, LLC (“Morris Communications”), under our management agreement, pursuant to which we have generally paid 4% of our total operating revenues to Morris Communications for corporate services and costs incurred on our behalf, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. See “Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers whose services are provided to us through the management agreement are:

William S. Morris III, Chairman of the Board of Directors
William S. Morris IV, President and CEO, and Director
Craig S. Mitchell, Senior Vice President - Finance, Secretary and Treasurer, and Director
Steve K. Stone, Senior Vice President - CFO.

These executive officers also serve in executive officer capacities for some or all of Morris Communications, its parent, Pesto, Inc. (“Pesto”), its ultimate parent, Questo, Inc. (“Questo”), and their other subsidiaries and affiliates.

Executive Vice President

Our only other executive officer is our Executive Vice President (“EVP") charged with the operations of our newspaper business and is our only executive officer paid by us. Thus, the remainder of this “Compensation Discussion and Analysis” will focus on the compensation of our EVP.

Our primary business financial objective is to provide a stable stream of income through increases in cash flow in order to reduce our indebtedness so that we may in the future provide distributions to our member. To do so, we seek to enhance the return from, and the value of, our existing newspapers and other publications, and any additional publications we may acquire, develop or invest in. In turn, the purpose of our executive compensation program for our EVP has been and is to achieve our primary objectives by retaining and motivating this talented executive by providing incentives and economic security. More specifically, our compensation program for our EVP is designed to reward favorable increases in distributable cash flow, both in absolute amount and relative to our peers, taking into consideration our competitive position within the newspaper industry and this executive’s long-term career contributions to the company. The goal is to align the interests of our EVP with our primary objectives.

We are privately held by the Morris family and, accordingly, do not provide any stock options, grants or equity based compensation of any kind. Substantially all of our EVP’s compensation is in the form of cash payments, the largest portion of which is current cash compensation through base salary. We have also rewarded long term performance and encouraged continued employment through a non-qualified deferred compensation agreement in which the employee would become vested in additional compensation amounts over several years of service, and which amounts may become forfeitable upon improper competition with our newspapers. Annual base salaries, cash bonuses and any additional deferred compensation amounts are set based upon individual performance, the performance of the newspapers, for which he is responsible, and the criteria and goals described above. We seek to provide overall compensation to our EVP that is competitive with total compensation paid by other newspaper companies similar to us, either by size or by industry.

The annual cash incentive bonus for a fiscal year is typically paid in the first quarter of the fiscal year following such fiscal year, when financial statements for such fiscal year become available for both us and other publicly-traded newspaper companies. For example, we paid this executive vice president his 2008 cash incentive bonus in March 2009. However, we did not pay our EVP a cash incentive bonus for 2009 fiscal year.

EVP compensation for 2009 primarily consisted of an annual cash base salary. Compensation in 2009 also included benefits and other perquisites, payment of health and welfare plan premiums, employer contributions and earnings under Morris Communications deferred compensation plan and imputed income for use of company vehicle. Our EVP (and certain other employees) may elect to defer a portion of their salary under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future.

Our Board of Directors does not maintain a compensation committee, and the functions of a compensation committee are performed by our Chairman and our Chief Executive Officer. The Chairman and our Chief Executive Officer make the decisions each year regarding executive compensation, including annual base salaries, bonus awards and performance unit grants. With respect to our EVP, the Chairman and the Chief Executive Officer set the Executive Officer’s base salary and cash bonus based on criteria previously described. They do not base their decisions on any income, revenue, cash flow or other financial targets, or any other pre-determined formula.

For 2009, they determined the base salary amounts for our EVP based on their assessment of this officer’s individual performance and current level of compensation. Effective April 1, 2009, they reduced all employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Our EVP's annual base salary was reduced by 10 percent.

The Morris family, including William S. Morris III, our Chairman, and his son, William S. Morris IV, our President and Chief Executive Officer, beneficially own all of the equity ownership interests in us and our parent, Shivers Trading & Operating (“Shivers”). By virtue of such equity ownership, the Morris family has the sole power to determine the outcome of any company matter or transaction, including compensation matters.

Components and Criteria of Executive Compensation

Fiscal year 2009 compensation

Base salary. For 2009, the base salary of this Named Executive Officer was based on the review of our chairman and chief executive officer and the following:

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

The 2009 annual base salary for our EVP is provided in the Summary Compensation Table further below.

Annual Cash Incentive Bonus. The annual cash incentive bonus program is intended to compensate our EVP for achieving our annual financial goals at both the company and individual newspaper levels, as well as implementing long-term plans and strategies. The annual cash incentive bonus program is based on performance and responsibility level rather than on the basis of seniority, tenure or other entitlement. This performance-based program encourages our officers to continually improve their capabilities to deliver short- and long-term business results. The annual cash incentive bonuses are set so that they are competitive with bonuses paid to executive officers in similar positions and with similar responsibilities at companies in our peer group.

We emphasize the importance of incentive cash compensation as a component of total compensation for our EVP. This component of our compensation program is an investment in high quality, successful employees who can improve the operational performance of the existing assets and generate new business opportunities and investments that create value for our member.

In conjunction with the pay cuts designed to preserve jobs in a difficult economic environment, we did not pay our EVP a cash incentive bonus for 2009 fiscal year.

2004 Performance Unit Grants. In 2004, we issued performance units to our EVP and various other business unit managers under the terms of various Shivers Trading & Operating Company (our ultimate parent company) Performance Unit Plans. These performance units were intended to compensate our senior executives and other business unit managers for achieving our annual financial goals at the corporate level. These performance units were valued at the end of 2005 and our EVP will receive future cash payments totaling $12,830 for his units. These payments were deferred; with no distributions made in any of the periods presented. We did not choose to issue new units for 2006 or beyond, instead emphasizing the other components of compensation.

Retirement Plans. In order to attract and retain key executive talent, we believe that it is important to provide our EVP with retirement benefits, including benefits that are in addition to those generally provided to its employees.

401(k) Plan—Our EVP may defer specified portions of his compensation under the 401(k) plan generally available to all of our employees. However, effective July 13, 2008, we indefinitely suspended the employer matching contributions. Prior to July 13, 2008, we made a matching contribution of 100% up to the first 5% of base salary (up to an annual compensation limit prescribed by law) on behalf of our EVP under the 401(k) Plan. We had provided this match to all eligible employees to encourage participation and to provide a competitive retirement benefit.

Elective Deferred Compensation Plan- We permit our EVP to elect to defer a portion of his salary under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future. Our EVP did not elect to defer any portion of his 2009 salary under this Plan, but was credited with earnings on his prior deferral amounts.

For more information about the Executive Deferred Compensation Plan, please refer to the “Non-Qualified Deferred Compensation” table further below.

Summary Compensation Table. The following table sets forth all compensation from Morris Publishing awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2009 for our principal executive officer and principal financial officer. (Note that the services of these officers were provided to us by Morris Publishing affiliates, pursuant to our management agreement.)

Name and principal position	Year	Total Compensation From Registrant

William S. Morris IV	2009	$-
President and CEO	2008	-
(principal executive officer)	2007	-

Steve K. Stone	2009	-
Senior Vice President - CFO	2008	-
(principal financial officer)	2007	$-

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2009 for the executive officer who received compensation from Morris Publishing in 2009:

(Actual dollars)
Name and principal position	Year	Salary	Bonus	401(k) registrant contribution	Non-qualified deferred compensation earnings (b)	All other compensation		Total

James C. Currow	2009	$740,000	$-	$-	$22,671	$29,974	(a)	$792,645
Executive Vice President	2008	$800,000	$47,071	$8,250	$(35,549)	$29,662	(a)	$849,434
	2007	$800,000	$111,500	$11,250	$18,721	$29,454	(a)	$970,925

(a)
Includes imputed income for use of company vehicle in the amount of $19,606, $19,606 and $19,606 for 2009, 2008 and 2007, respectively, and for the participation in the executive medical reimbursement plan in the amounts of $10,368, $10,056, and $9,848 for 2009, 2008 and 2007, respectively.

(b)
Earnings are credited to a participant's account based upon the investment performance of designated funds or investments chosen, from time to time, by the participant. The amounts shown in this column reflect all earnings for the respective periods (rather than "above market rate earnings"). During 2009, earnings on the cumulative amounts deferred under the 2004 Performance Unit Grants totaled $1,571.

No information is presented for options, restricted stock awards, stock appreciation rights or other stock based compensation, because no such compensation has been awarded.

Deferred Compensation Plan for Deferrals Table. The following table sets forth the executive contributions, the aggregate earnings and withdrawals and the aggregate balance of the deferred compensation plan for deferrals for the year ended December 31, 2009 for the Executive Vice President who received compensation from Morris Publishing in 2009.

Name and principal position	Executive contributions in 2009 (a)	Aggregate earnings in 2009 (a)	Aggregate withdrawals/ distributions	Aggregate balance at December 31, 2009
James C. Currow Executive Vice President	$-	$21,100	$-	$210,385

(a)	These amounts are included in full in the Summary Compensation Table above.

Fiscal year 2010 compensation

Base salary. Effective April 1, 2009, we reduced all employee wages, including our Executive Vice President’s base pay, by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. For 2010, our Executive Vice President’s base pay is $720,000, unchanged from the period subsequent to April 1, 2009.

Annual cash incentive bonus. For 2010, we do not anticipate an annual incentive bonus for the Executive Vice President.

Employment and/or severance agreements

Morris Publishing has no employment or severance agreements with its executive officer. We have designed our incentive and compensation programs to retain key employees, but no such programs obligate any employee to continue to work for us, nor commit Morris Publishing to continue to employ any officer.

Compensation of directors

Our directors received no compensation for their services as such in 2009, 2008 and 2007.

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

During 2009, there was no interlocking relationship between our Board of Directors and the board of directors or compensation committee of any other company.

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

By the members of the Board of Directors performing the functions of a compensation committee,

William S. Morris III, Chairman
William S. Morris IV, President

Item 12--Security Ownership of Certain Beneficial Owners and Management

Prior to January 28, 2009, Morris Communications Company, LLC (“Morris Communications”) and Morris Publishing Group, LLC (“Morris Publishing”) were lower tier subsidiaries of Shivers Trading & Operating Company (“Shivers”), which is beneficially owned 100% by William S. Morris III and members of his immediate family.

On January 28, 2009, Shivers and its subsidiaries consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), which is owned by Shivers.

Following the reorganization, Questo, Inc. (“Questo”), a new corporation and the new ultimate parent corporation, owns 100% interest in the stock of Shivers. Questo is beneficially owned 100% by William S. Morris III and members of his immediate family. Mr. Morris III and his wife, Mary E. Morris, together directly own over 50% of the voting stock of Questo and together beneficially own approximately 64% of the total common stock of Questo. Their three children, including Mr. Morris IV, each directly own approximately 16% of the voting stock and each beneficially own approximately 12% of the total common stock of Questo.

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

We receive certain services from, and have entered into certain transactions with, Morris Communications. Costs of the services that have been allocated to us are based on actual direct costs incurred or on Morris Communications’ estimate of the proportion of expenses incurred by Morris Communications that related to the services provided to us. Morris Communications made the allocations based on usage or other factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to us. We believe that these allocations have been made on a reasonable basis, and approximate all of the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services from third parties would have been. The management fee and the technology and shared services fee included in continuing and discontinued operations aggregated $28.4 million for the year ended December 31, 2007; $20.9 million for the year ended December 31, 2008 and $16.7 million for the year ended December 31, 2009.

The management fee and the technology and shared services fee do not include other transactions or shared expenses between Morris Publishing, on the one hand, and Morris Communications, on the other hand, including cash management, employer 401(k) contributions, workers’ compensation expense and intercompany borrowings. (See notes 1 and 7 to notes to Consolidated Financial Statements for December 31, 2009, 2008 and 2007.) Morris Communications worker’s compensation self-insurance plan is currently guaranteed and secured by our indirect parent, Shivers Trading and Operating Company, through a letter of credit.

We will continue to be managed by Morris Communications pursuant to a management agreement and as compensation for these services. Until March 1, 2010, Morris Communications was currently entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). These corporate allocation expenses included in both continuing and discontinued operations totaled $10.3 million; $12.9 million and $17.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, and were based on 4% of annual total net operating revenues of all operations.

In addition, as part of the initiatives to move to a shared services concept, Morris Communications created MStar Solutions, LLC, an organization that provides savings and cost efficiencies by leveraging purchasing power; centralizing, standardizing and simplifying back office and administrative procedures; creating and implementing an advanced business platform, and leveraging the technology platform. Prior to 2005, we paid our allocable share (based upon usage) of the actual costs of operations of MStar Solutions. In the first quarter 2005, the services agreement was amended, retroactive to January 1, 2005, allocating the costs based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage. These technology and shared services expenses included in both continuing and discontinued operations totaled $6.4 million, $8.0 million and $10.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and were based on 2.5% of annual total net operating revenues of all operations.

On May 16, 2008, we entered into a Second Amendment to the services contract, which was designed to eliminate the fees payable by us for management, technology and shared services to Morris Communications for the period from May 1, 2008 through December 31, 2008. The intent of this amendment was to retain cash and to reduce our operating expenditures.

Per the SEC's Staff Accounting Bulletins Official Text Topic 1B1, “Costs Reflected in Historical Financial Statements”, the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, we recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within our other operating costs, with the cost of these services treated as a capital contribution by Morris Communications.

On October 1, 2008, we entered into a Third Amendment to the services contract, which was designed to reinstate fees payable by us for management and shared services to Morris Communications. Under this amendment, payment of the management fee and the technology and shared services fee was reinstated beginning October 1, 2008. Absent this amendment, we would not have been obligated to pay fees until January 1, 2009. The total cost of the services contributed by Morris Communications was $8.7 million for the year ended December 31, 2008.

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement. On March 1, 2010, the effective date of our debt restructuring, the amendment changes the fees payable by us to the actual amount of costs of providing the services, but the fees shall not exceed $22 million in any calendar year.

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

In addition, we lease from Morris Communications or its affiliates certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2012. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2009 are as follows:

(Dollars in thousands)	Operating leases to Morris Communications and affiliates
2010	$2,459
2011	2,520
2012	2,582
2013	-
2014	-

In December 2002, we sold our then recently completed facility in Savannah, Georgia to an affiliated party beneficially owned by the Morris family and entered into a 10-year operating lease expiring on December 31, 2012. We were originally required to make equal monthly payments of $92,000 beginning January 1, 2003, and continuing on the first date of each subsequent month during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) four percent, and (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2006, we entered into an amendment with respect to its lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building was originally $980,000 or a monthly rate of $81,666.67. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. Beginning on January 1, 2006 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) three percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

In the ordinary course of our business, we may sell goods and services to affiliates, including newspaper advertising, and we may purchase goods and services from affiliates, such as radio or outdoor advertising and promotions or space in hotels owned by affiliates.

Prior to January 28, 2009, we participated in a tax sharing agreement with our affiliates whereby we are required to pay to Morris Communications an amount equal to the taxes we would have been required to pay as a separate corporation. We are a single member limited liability company that is disregarded for federal income tax purposes and are part of the consolidated tax return of our ultimate parent corporation and its subsidiaries. We may become jointly and severally liable for all income tax liability of the group in the event other subsidiaries are unable to pay the taxes attributable to their operations.

As a result of the restructuring of Morris Communications on January 28, 2009, we amended the tax sharing agreement to include Questo, Inc. as the new common parent of the group and to include MPG Holdings as our new parent, for tax periods after this date. This Amendment does not change our financial rights or obligations and we remain obligated to pay to our parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group.

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement with our parent entities, MPG Newspaper Holding, LLC, Shivers Trading & Operating Company, and Questo, Inc., and its affiliated entity, Morris Communications. Under the agreement, Morris Publishing remains obligated to pay to its parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group. The amendments in the restated agreement (1) clarify that we will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating the tax payment obligations of Morris Publishing, the indebtedness of our parent entity will be treated as if it were indebtedness of Morris Publishing, and (3) provide that the Trustee of the Indenture under which the New Notes were issued has an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of our parent entity, if such elections, positions or actions would have an adverse consequence on the New Notes or Morris Publishing.

During 2007, we entered into a 34 month operating lease with an affiliate beneficially owned by the Morris family for a zone office in Nassau County, Florida, with us being required to make equal monthly payments of $3 thousand.

On November 30, 2007, we sold fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum. At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by us or Morris Communications through a tax-deferred Section 1031 exchange.

At the end of the first quarter of 2008, Morris Communications acquired qualified replacement property using the $12.4 million in the escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

Director Independence. We have no independent directors and no independent members of audit or other committees. Two of three members of our board of directors are members of the Morris family, and the third member is Craig. S. Mitchell, an executive officer for us, Morris Communications, Shivers Trading & Operating Company, and Questo, Inc., our ultimate parent. Mr. Mitchell serves at the pleasure of the Morris family. A member of the Morris family serves as our chief executive officer.

Our audit committee consists of three executive officers, William S. Morris IV, our principal executive officer, Craig S. Mitchell, our Senior Vice President-Finance, and Steve K. Stone, our principal financial officer.

Approval of Transactions with Related Persons. Our debt agreements contain restrictions on transactions with related persons, and generally require that any new transactions be at least as advantageous to us as we would obtain in a transaction with an unrelated person. Other than these contractual agreements, we have no written policies or procedures for the review, approval or ratification of transactions with related persons. Any such transactions would be approved by our chairman, William S. Morris III, our president, William S. Morris IV, or by our board of directors. Since we have no independent directors, we would not obtain approval from disinterested directors.

Item 14. Principal Accountant Fees and Services.

Fees for all services provided by Deloitte & Touche LLP for fiscal years 2009 and 2008 are as follows: (in dollars)

Audit fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports provided to note holders for 2009 and 2008 were approximately $489,550 and $852,699, respectively.

Audit related fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with our audit related services were $132,270 in 2009 and $17,000 in 2008.
Tax fees. Deloitte & Touche LLP did not bill us directly for tax services in 2009 or 2008, as we did not file income tax returns separate from our ultimate corporate parent. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche LLP in connection with tax compliance, tax advice, and tax planning in 2009 and 2008 were approximately $50,000 and $0, respectively. None of the amounts billed in 2009 and 2008 were allocated to us, but were provided by Morris Communications under our Management agreement.

Debt restructuring fees: The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with our debt restructuring for 2009 were $132,270.

All other fees. Deloitte & Touche LLP did not bill us directly for other services in 2009 or 2008, but billed our ultimate corporate parent for services related to employee benefit plans covering our corporate parent’s employees, including our employees. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche LLP in connection with its employee benefit plans in 2009 and 2008 were approximately $26,000 and $19,000, respectively. None of the amounts billed in 2009 and 2008 were allocated to us, but were provided by Morris Communications under our Management agreement.

During 2005, we established an audit committee to perform all functions with respect to our audit under sections 204 and 301 of the Sarbanes Oxley Act. The audit committee has no independent representation and consists of William S. Morris IV, our Chief Executive Officer, and Craig S. Mitchell and Steve K. Stone, both Senior Vice Presidents of the parent.

In 2009 and 2008, the audit committee had no pre-approval policies and procedures described in paragraph(c) (7) (i) of Rule 2-01 of Regulation S-X.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.01	Articles of Amendment to Articles of Organization of Morris Publishing Group, LLC, dated as of March 1, 2010. (1)
3.02
Amended and Restated Operating Agreement of Morris Publishing Group, LLC, dated as of March 1, 2010, by and between MPG Newspaper Holding, LLC, a Georgia limited liability company, and Morris Publishing Group. (1)

4.01	Indenture relating to our 7% Senior Subordinated Notes due 2013 of Registrant, dated as of August 7, 2003 (these are our “Old Notes” which were cancelled on March 1, 2010). (2)
4.02	Form of our 7% Senior Subordinated Notes due 2013, Series B (these are our “Old Notes” which were cancelled on March 1, 2010). (3)
4.03	Indenture relating to the Floating Rate Secured Notes due 2014, dated as of March 1, 2010. (1)
4.04	Form of our Floating Rate Secured Notes due 2014. (1)
10.01	Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated as of August 7, 2003. (2)
10.02	First Amendment to Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated February 24, 2005. (4)
10.03	Second Amendment to Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated May 16, 2008. (5)
10.04	Third Amendment to Management and Services agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and MSTAR Solutions, LLC dated October 1, 2008. (6)
10.05	Fourth Amendment to Management and Services agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and MSTAR Solutions, LLC dated January 6, 2010.
10.06	Amended and Restated Tax Consolidation Agreement between Morris Publishing Group, LLC, MPG Newspaper Holding, LLC, Shivers Trading & Operating Company, and Questo, Inc. dated as of January 6, 2010.
10.07
Lease dated December 31, 2002 for Savannah newspaper production facility between Morris Communications Company, LLC (assigned to Morris Publishing Group, LLC) and Savannah Chatham Parkway, LLC, an entity controlled by the registrant’s directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. (2)

10.08
First Lease Amendment executed February 21, 2005, effective November 1, 2004, amending the Lease dated December 31, 2002 for Savannah newspaper facilities between Morris Publishing Group, LLC and Savannah Chatham Parkway Property, LLC, an entity controlled by the registrant's directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. (4)

10.09	Trust Under Morris Communications Corporation Deferred Compensation Plan dated July 7, 1999. (2)
10.10	Morris Communications Company, LLC Deferred Compensation Plan For Deferrals. (2)
10.11	Shivers Trading and Operating Performance Unit Plan. (5)
10.12
Amended and Restated Credit Agreement, dated as of October 15, 2009, among Morris Communications Company, LLC, Morris Publishing, Group, LLC, various lenders party thereto and Tranche Manager, LLC, as Administrative Agent, for $136,500,000 of senior secured term loan facilities. (7)

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Morris Publishing Group, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/ 15d-14(a) Certifications

(1)           Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on March 5, 2010.
(2)     Filed as an exhibit to the Registration Statement on Form S-4 of Morris Publishing Group filed with the SEC on January 26, 2004.
(3)     Filed as an exhibit to the Registration Statement on Form S-4/A of Morris Publishing Group filed with the SEC on April 23, 2004.
(4)           Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on February 25, 2005.
(5)           Filed as an exhibit to the Form 10-K of Morris Publishing Group filed with the SEC on March 31, 2005.
(6)           Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on October 7, 2008.
(7)           Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on October 21, 2009.

(c) Financial Statement Schedule-Valuation and Qualifying Accounts

Schedule II
		Additions
	Balances at	charged to			Balances
	beginning	costs and			at end of
(Dollars in thousands)	of period	expenses	Deductions*		period

Year Ended December 31, 2009
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$1,823	$2,711	$2,360		$2,174
Year Ended December 31, 2008
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,695	$3,380	$4,252		$1,823
Year Ended December 31, 2007
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,625	$3,416	$3,346	*	$2,695

*Represents $3,346 uncollectible accounts written off, net of recoveries and dispositions and $507 estimated reductions due to GateHouse sale.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC

By:           /s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer

Date:           April 2, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	4/2/10
/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	4/2/10
/s/ William S. Morris III	Director (Chairman)	4/2/10
/s/ Craig S. Mitchell	Director	4/2/10

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF
THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report with respect to the registrant's last fiscal year or proxy material with respect to any annual or other meeting of security holders has been sent to security holders, nor is to be sent to security holders subsequent to the filing of this report.