Form 10-Q
period 2010-03-31
MORRIS PUBLISHING GROUP LLC
filed 2010-05-14
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

(706) 724-0851
(Registrant's Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Smaller Reporting Company ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒     No  ☐

MORRIS PUBLISHING GROUP, LLC
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

At December 31, 2008, Morris Publishing Group, LLC (“Morris Publishing”) was a wholly owned subsidiary of Morris Communications Company, LLC (“Morris Communications”), a privately held media company. On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its parent.

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

-ii-

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,791	$25,638
Accounts receivable, net of allowance for doubtful accounts of $2,024 and $2,174 at March 31, 2010 and December 31, 2009, respectively	23,773	28,846
Inventories	2,254	2,110
Assets held for sale	2,252	2,252
Current portion of deferred income taxes	1,257	1,338
Income taxes receivable	4,858	2,523
Prepaid and other current assets	3,974	2,315
Total current assets	53,159	65,022
NET PROPERTY AND EQUIPMENT	91,615	93,753
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,375 and $3,208 at March 31, 2010 and December 31, 2009, respectively	6,144	6,311
Deferred income tax asset, less current portion	11,233	-
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $0 and $3,266 at March 31, 2010 and December 31, 2009, respectively	2,122	5,412
Total other assets	19,499	11,723
Total assets	$164,273	$170,498
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$5,156	$5,504
Long-term debt-current (Note 6)	32,284	47,221
Accrued cash interest payments	833	-
Due to Morris Communications	1,868	2,880
Deferred revenues	12,589	12,124
Accrued employee costs	4,939	3,224
Other accrued liabilities	2,449	1,029
Total current liabilities	60,118	71,982
LONG-TERM DEBT, less current portion	119,167	400,438
DEFERRED INCOME TAXES, less current portion	-	10,078
INCOME TAXES PAYABLE (Note 7)	13,119	-
OTHER LONG-TERM LIABILITIES	2,829	2,810
Total liabilities	195,233	485,308
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(30,960)	(296,501)
Loan receivable from Morris Communications, net	-	(18,309)
Total member's deficiency in assets	(30,960)	(314,810)
Total liabilities and member's deficiency in assets	$164,273	$170,498

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of operations

Three months ended March 31,	2010	2009

(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$41,542	$46,244
Circulation	15,795	15,919
Other	2,128	2,051
Total net operating revenues	59,465	64,214
OPERATING EXPENSES:
Labor and employee benefits	24,960	27,241
Newsprint, ink and supplements	5,482	7,436
Other operating costs (excluding depreciation and amortization)	23,903	25,007
Depreciation and amortization expense	2,530	3,119
Total operating expenses	56,875	62,803
OPERATING INCOME	2,590	1,411
OTHER (INCOME) EXPENSES :
Interest expense, including amortization of debt issuance costs	6,203	7,435
(Income) expense from cancellation of debt	(164,606)	2,868
Reserve for note receivable	-	11,538
Interest income	(2)	(229)
Other, net	(31)	(48)
Total other (income) expense, net	(158,436)	21,564
INCOME (LOSS) BEFORE INCOME TAX BENEFIT	161,026	(20,153)
INCOME TAX BENEFIT	(10,446)	(7,577)
NET INCOME (LOSS)	$171,472	$(12,576)

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

Three months ended March 31,

(Dollars in thousands)	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$171,472	$(12,576)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cancellation of debt	(168,905)	-
Depreciation and amortization	2,530	3,119
Write-off of deferred loan costs	3,121	199
Amortization of debt issuance costs	145	1,165
Reserve on note receivable	-	11,538
Gain on sale of fixed assets, net	(30)	(8)
Deferred income taxes	(21,230)	(4,272)
Changes in assets and liabilities
Accounts receivable	5,073	9,859
Inventories	(144)	207
Prepaids and other current assets	(1,659)	(1,875)
Other assets	24	(209)
Accounts payable	(348)	620
Income taxes receivable	(2,335)	(3,305)
Accrued employee costs	1,715	(3,537)
Accrued interest expense	5,336	4,915
Due to Morris Communications	260	1,336
Deferred revenues and other liabilities	1,885	1,213
Income taxes payable	13,119	-
Other long-term liabilities	19	(21)
Net cash provided by operating activities	10,048	8,368
INVESTING ACTIVITIES:
Capital expenditures	(265)	(233)
Net proceeds from sale of property and equipment	70	12
Net cash used in investing activities	(195)	(221)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	-	10,000
Repayment of Tranche A term loan	(19,700)	(2,250)
Payment of debt issuance costs	-	(731)
Advances on loan receivable from Morris Communications	(1,000)	(5,800)
Net cash (used in) provided by financing activities	(20,700)	1,219
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,847)	9,366
CASH AND CASH EQUIVALENTS, beginning of period	25,638	4,782
CASH AND CASH EQUIVALENTS, end of period	$14,791	$14,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$316	$1,156
Income taxes paid	-	-

Cancellation of Original Notes
Cancellation of aggregate principal amount outstanding	(278,478)	-
Cancellation of accrued and unpaid interest expense	(35,427)	-

Issuance of New Notes
Issuance of aggregate principal amount outstanding	100,000	-
Future cash interest payments	45,000	-

Cancellation of Tranche C term loan
Cancellation of aggregate principal amount outstanding plus PIK interest	(112,103)	-
Repayment of intercompany indebtedness	24,862	-
Capital contribution to Morris Publishing	87,244	-

See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of Morris Publishing Group, LLC ("Morris Publishing", "Company") All such adjustments are of a normal recurring nature. Results of operations for the three month interim period in 2010 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2009 and 2008 and for each of three years ended December 31, 2009.

As further described in Note 3, certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”) have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Corporate restructuring—Prior to January 28, 2009, Morris Publishing was a wholly-owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), the Company's indirect corporate parent, and Morris Communications, then the Company's direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its parent.

Morris Communications will continue to provide management and related services to the Company, as well as all of its operating subsidiaries.

Debt restructuring—On January 19, 2010, the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court. The Company continued to operate its businesses as “debtors-in-possession” under the jurisdiction of the United States Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the United States Bankruptcy Court. The holders of the $278,478 principal amount of 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors.

On February 17, 2010, the United States Bankruptcy Court confirmed the Company's prepackaged plan of reorganization, enabling the Company to emerge from bankruptcy on March 1, 2010, the "Effective Date" of the Company's debt restructuring (the "Restructuring"). The equity ownership interests in the Company did not change as a result of the debt restructuring.

Due to the consummation of the Restructuring, the debt restructuring costs of $2,868 recorded within operating costs during the first three months of 2009 were reclassified from within operating expenses to other expense related to the cancellation of debt within the Company's unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2010 and 2009. The restructuring costs related to the cancellation of debt totaled $1,178 for the first three months of 2010.

The table below reflects the non cash changes in the total member's deficiency in assets resulting from the Restructuring along with the operating activities for the three month period ended March 31, 2010. See Note 3 ("Loan Receivable from Morris Communications") and Note 6.

		Loan receivable from Morris Communications
(Dollars in thousands)	Member's deficit	Amount due from (payable to)	Accumulated unrecognized interest	Loan receivable (payable), net	Total member's deficiency in assets

DECEMBER 31, 2009-	$(296,501)	$(25,000)	$6,691	$(18,309)	$(314,810)
Net income	171,472	-	-	-	171,472
Capital contribution-cancellation of Tranche C debt	87,244	-	-	-	87,244
Reclassification of accumulated unrecognized interest	6,825	-	(6,825)	(6,825)	-
Repayment-cancellation of Tranche C debt	-	24,862	-	24,862	24,862
Reclassified to short-term non-interest bearing receivable	-	1,138	-	1,138	1,138
Advance on loan receivable from Morris Communications	-	(866)	-	(866)	(866)
Interest accrued on loan receivable	-	(134)	134	-	-
MARCH 31, 2010-	$(30,960)	$-	$-	$-	$(30,960)

Fair value of financial instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of March 31, 2010. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at March 31, 2010, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, note receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. To estimate the fair value of the $100,000 aggregate principal amount outstanding of Floating Rate Secured Notes due 2014 (the “New Notes”), the Company used the average price of the corporate bond trades reported on or around March 31, 2010. At March 31, 2010, the fair value of the New Notes was approximately $93,000.

The Tranche B term loan under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement") was valued at par given its refinancing and the immediate repayment of the refinanced indebtedness on April 26, 2010.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1,083 and $1,026 higher at March 31, 2010 and December 31, 2009, respectively, had the first in, first out method been used for all inventories.

The Company also experienced LIFO liquidations based on permanent decreased levels in its inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $57 and $445 for the three months ended March 31, 2010 and March 31, 2009, respectively.

2.	Reserve on Note Receivable

During 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse”). The total purchase price was $115,000 plus reimbursement for the net working capital. The gain on sale was $49,567, net of income taxes. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10,000 promissory note bearing interest at 8% per annum.

At the end of 2008, the Company renegotiated the terms of the note receivable from GateHouse, with GateHouse agreeing to pay the original $10,000 note balance plus the $2,980 remaining net working capital reimbursement over nine equal monthly installments, together with interest. The first $1,442 monthly payment was made in December of 2008.

During of the first quarter of 2009, the note was amended to postpone the next principal payment until April 15, 2009 and the final payment until November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the interest payment.

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

3.	Transactions with Parent and Affiliates

Management, Technology and Shared Services Fees—The Company receives certain services from, and has entered into certain transactions with, Morris Communications. The management fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services. The technology and shared services fee compensates Morris Communications for technology and shared services.

Prior to March 1, 2010, the management fee was the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications). The technology and shared services fee was based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to the Company based upon usage.

On January 6, 2010, Morris Publishing entered into a Fourth Amendment to Management and Services Agreement, effective upon the consummation of the Restructuring, changing the fees payable by Morris Publishing to the actual amount of costs of providing the services, with the fees not to exceed $22,000 in any calendar year.

These management fees totaled $2,402 and $2,569 for the three month periods ended March 31, 2010 and 2009, respectively. The technology and shared services fees paid to Morris Communications totaled $1,813 and $1,605 for the three month periods ended March 31, 2010 and 2009, respectively. The Company has recorded the management fee within other operating costs in the accompanying consolidated financial statements.

Due to Morris Communications—Due to Morris Communications represents a net short-term payable that resulted from operating activities between the Company and its affiliate or parent. On the Effective Date of the Restructuring, the $1,138 which remained outstanding on the intercompany loan receivable from Morris Communications was satisfied though an offset against the amount due to Morris Communications.

Health and Disability Plan—The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense, allocated to the Company based on the total headcount, was $1,935 and $1,984 for the three month periods ended March 31, 2010 and 2009, respectively.

The Company was also allocated its portion of Morris Communications’ health and disability obligation. The amounts allocated to the Company, based on total headcount, were $1,279 and $1,458 as of March 31, 2010 and December 31, 2009, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense—The Company has participated in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Shivers, through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $318 and $403 for the three month periods ended March 31, 2010 and 2009, respectively.

Loan Receivable from Morris Communications—Under the terms of the Credit Agreement, dated as of December 14, 2005 (the “Prior Credit Agreement”) and the indenture to the Original Notes (the "Original Indenture"), the Company had been permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly-owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company had also been permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the Original Indenture.

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

The Company accounted for this arrangement as a capital distribution transaction and classified such borrowings as contra-equity within member’s deficiency in assets, given the historical practice of the Company and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods presented.

During the quarter ended March 31, 2010 and 2009, the Company reported the $134 and $202, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the three month periods ended March 31, 2010 and 2009 was 3.325% and 3.333%, respectively, on average loan receivable balances of $25,500 and $24,100, respectively.

As part of the Restructuring, the reduction of the bondholder debt was accompanied by the cancellation of the aggregate principal amount, plus accrued paid in kind ("PIK") interest, of the Company's Tranche C term loan outstanding under the Credit Agreement, as a repayment of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, Morris Communications repaid $24,862 of the $26,000 intercompany loan receivable, with the $6,825 of unrecognized accumulated accrued interest canceled, in effect, as a capital contribution. The $1,138 remaining balance on the intercompany loan was reclassified as a non-interest bearing short-term receivable.

Income taxes—The Company is a single member limited liability company and is not subject to income taxes, with its results being included in the consolidated federal income tax return of its ultimate parent. However, the Company is required to provide for its portion of income taxes under a Tax Consolidation Agreement with its ultimate parent and other affiliated entities. Under the terms of the agreement, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement as if it filed a separate income tax return and remitted taxes for its current tax liability.

Prior to January 28, 2009, the Company's results were included in the consolidated federal income tax return of Shivers, Morris Communications' and the Company's ultimate parent. The tax provisions were settled through the intercompany account and Morris Communications, the Company's immediate parent, made income tax payments based on the Company's results.

On January 28, 2009, the Company amended its Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as its new parent, for tax periods after the Company's corporate reorganization. The Amendment did not change the Company's financial rights or obligations and the parent entities remain obligated to indemnify the Company for any tax liability of any other member of the consolidated group.

On January 6, 2010, the Company entered into an Amended and Restated Tax Consolidation Agreement with its parent entities, MPG Holdings, Shivers, and Questo and its affiliated entity, Morris Communications. The amendments in the restated agreement (1) clarify that the Company will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to its parent entity and other related entities, (2) provide that, in calculating the Company's tax payment obligation, the indebtedness of its parent entity, Morris Holdings, will be treated as if it were the Company's indebtedness and (3) provide that the Trustee of the indenture for the New Notes (the "New Indenture") will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of Morris Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or the Company.

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

In July 2008, the Financial Accounting Standards Board (“FASB”) issued guidance for the accounting for uncertainty in income taxes which became effective for fiscal years beginning after December 15, 2007. Under this guidance, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under the guidance, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The Company believes that adequate provisions have been made for all income tax uncertainties consistent with this standard. See Note 7.

4.	Recently Issued Accounting Standards

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

5.	Goodwill and Other Intangible Assets

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

Changes in the carrying amounts of goodwill of the Company for the three months ended March 31, 2010 were as follows: (Dollars in thousands)

Goodwill

Gross goodwill	$170,685
Accumulated impairment losses	(170,685)
Balance at December 31, 2009	-
Gross goodwill	170,685
Accumulated impairment losses	(170,685)
Balance at March 31, 2010	$-

Changes in the carrying amount of other intangible assets for the three months ended March 31, 2010 is as follows: (Dollars in thousands)

Other intangible assets

Balance at December 31, 2009	$6,311
Amortization expense	(167)
Balance at March 31, 2010	$6,144

Amortization expense of other intangible assets for the three month periods ended March 31, 2010 and 2009 was $167 and $172, respectively.

The remaining expense for the last nine months of 2010 and for the four succeeding years for the existing finite-lived intangible assets is as follows: (Dollars in thousands)

Amortization Expense
2010	$248
2011	333
2012	314
2013	200
2014	170

Other finite-lived and indefinite-lived intangible assets at March 31, 2010 and December 31, 2009 were as follows: (Dollars in thousands)

	Cost	Accumulated amortization	Net cost

March 31, 2010:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,521	$1,844
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,571	1,844

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,375	$6,144

December 31, 2009:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,354	$2,011
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,404	2,011

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,208	$6,311

6.	Long-Term Debt

Debt Restructuring

On January 13, 2010, the Company terminated the out-of court exchange offer (the "Exchange Offer") which had expired on January 12, 2010 without the required tender of at least 99% in aggregate principal amount of the Original Notes. At the deadline to submit votes for or against a plan or reorganization (the "Prepackaged Plan") to be confirmed under the Bankruptcy Code on January 12, 2010, the Company had received votes from holders of Original Notes in favor of the plan in excess of the required threshold for a successful vote.

On January 19, 2010, the Company filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Georgia, Augusta Division (the “Bankruptcy Court”).

On February 17, 2010, the Bankruptcy Court confirmed the Prepackaged Plan and approved the adequacy of the Company's "Disclosure Statement" as filed with the Chapter 11 Petitions, enabling the Company to consummate the plan and emerge from bankruptcy as soon as March 1, 2010.

On March 1, 2010, the Effective Date of the Restructuring, the Company completed the following steps to consummate the Prepackaged Plan confirmed by the Bankruptcy Court:

·
The claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278,478, plus $35,427 in accrued and unpaid interest, were cancelled in exchange for the issuance of $100,000 in aggregate principal amount of New Notes.

·
The Morris family, through its affiliated entities, made a capital contribution to the Company of $87,244 and repaid $24,862 of intercompany indebtedness to the Company, resulting in the cancellation of $112,106 (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

On March 1, 2010, the Company repaid from excess cash on hand, as required under the New Indenture, the entire $19,700 principal amount of Tranche A senior secured debt, plus $16 in accrued interest and a $300 prepayment fee, leaving only the Tranche B term loan remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan was ranked pari passu with the New Notes on the Effective Date.

The following table summarizes the Restructuring transactions and reflects the Company's outstanding debt on March 31, 2010 and December 31, 2009: (Dollars in thousands)

			Restructuring transactions
Long-term debt	Outstanding as of 12/31/2009	Additional accrued interest (a)	Repayment of indebtedness		Capital contribution to Morris Publishing	Cancellation of Original Notes	Exchange for New Notes	Outstanding as of 3/31/2010

Credit Agreement
Tranche A	$19,700	$-	$(19,700)		$-	$-	$-	$-
Tranche B	7,021	263	-		-	-	-	7,284
Tranche C	111,192	914	(24,862	) (b)	(87,244)	-	-	-
	137,913	1,177	(44,562)		(87,244)	-	-	7,284

Original Indenture
Original Notes	278,478	-	-		-	(278,478)		-
Accrued and unpaid interest	31,268	4,159	-		-	(35,427)		-
	309,746	4,159	-		-	(313,905)	-	-

New Indenture
New Notes	-	-	-		-	-	100,000	100,000
Future cash interest payments at 3/31/2010 (c)	-	-	-		-	-	44,167	44,167
	-	-	-		-	-	144,167	144,167

Total	$447,659	$5,336	$(44,562)		$(87,244)	$(313,905)	$144,167	$151,451

(a) Additional interest accrued on the Tranche B and Tranche C term loan (both PIK) and on the Original Notes (accrued and unpaid) during 2010.
(b) Repayment of intercompany debt to Morris Publishing.
(c) The maximum future interest cash interest payments; adjusted for the accrual of the quarterly cash interest payment due on April 1, 2010.

Period Summary

The table below summarizes the current maturities of long-term debt outstanding as of March 31, 2010 and December 31, 2009: (Dollars in thousands)

	Current maturity of long-term debt
	March 31, 2010	December 31, 2009

Existing Credit Agreement
Tranche A	$-	$19,700
Tranche B (including accrued PIK interest)	7,284	7,021
Total	7,284	26,721

New Indenture
New Notes-principal and future cash interest payments (a)	25,000	20,500

Total	$32,284	$47,221

(a) The New Indenture requires monthly redemptions of New Notes with certain amounts of "Excess Free Cash Flow" as defined in the New Indenture. The current maturities of the New Notes include management's estimate of payments of Excess Free Cash Flow and future cash interest payments on the New Notes required during the twelve months following the end of the period presented.

The current maturities of long-term debt reflect the consummation of the Restructuring on March 1, 2010 and the refinancing and repayment of the Tranche B term loan on April 26, 2010. All debt cancelled upon the consummation of the Restructuring (the Tranche C term loan and Original Notes) is considered not paid and is included within non-current maturities of long-term debt as of December 31, 2009.

Total Debt—Total debt was $151,451 at March 31, 2010, down from $447,659 at December 31, 2009. The average interest rate on the Company's total aggregate principal amount of debt outstanding (excluding the future cash interest payments as described below) was 10.34% at March 31, 2010 and 7.7% at December 31, 2009.

New Notes—In accordance with accounting guidance for troubled debt restructuring, the total maturities of the New Notes includes the stated principal amount plus any additional cash outflows (i.e., the maximum future cash interest payments thereon) on the New Notes. On the Effective Date, the Company recorded the $100,000 in aggregate principal amount outstanding on the New Notes, plus $45,000 in future cash interest payments, as long-term debt within its consolidated balance sheet. On March 31, 2010, the Company accrued the $833 quarterly interest payment due on the $100,000 aggregate principal amount outstanding on the New Notes, reducing the total future cash interest payments on the New Notes to $44,167.

Under the New Indenture, the Company was required to apply a portion of their available cash on hand as of the Effective Date to indebtedness under the Tranche B term loan and to redeem the New Notes, on a pro rata basis. The amount of cash to be applied was equal to an amount that, if applied, would reduce the available cash on hand on the issue date to $7,000.

On the Effective Date, the Company had available cash on hand totaling $10,464, resulting in total excess cash of $3,464, with $3,211, plus $21 in accrued interest, being applied on April 23, 2010, the first "Excess Free Cash Flow Payment Date" (as defined in the New Indenture), to redeem $3,211 principal amount of the New Notes. The remaining excess cash was applied pro rata to the Tranche B term loan. The aggregate principal amount outstanding on the Tranche B term loan (including accrued PIK interest) and the New Notes was $7,119 and $96,789, respectively, after the repayment and partial redemption.

Under the terms of the New Indenture, the Company is required to use its monthly positive operating cash flow, net of permitted cash flow adjustments, ("Excess Free Cash Flow") to repay any Refinancing Indebtedness (as described below), then any amounts outstanding on a working capital facility, and then to proportionally redeem the New Notes and, if the Tranche B term loan has not been refinanced, to prepay the Tranche B term loan. Such cash flow payments will not be required if and to the extent the Company would not have either $7,000 of available cash or any amount remaining outstanding on a working capital facility. The Company had no Excess Free Cash Flow during March of 2010.

Original Notes—During the first two months of 2010 and the first three months of 2009, interest expense (accrued and unpaid) on the Original Notes totaled $4,159 and $4,874 respectively. The 2010 interest expense included the 1% default interest.

Credit Agreement—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans is PIK. Interest expense on the Tranche A, B and C term loans totaled $501 (excluding the $300 prepayment penalty), $263 and $914, respectively, during the first quarter of 2010.

At March 31, 2010, the $7,284 outstanding on the Tranche B term loan includes accrued PIK interest of $484.

On April 23, 2010, the Company applied $232 in excess cash outstanding on the Effective Date to repay a portion of the Tranche B term loan. See Note 9.

Prior Credit Agreement—At March 31, 2009, the Company had $60,000 outstanding on its revolving credit facility. The commitment fee on the unborrowed funds available under the revolver was 0.50% at March 31, 2009.

At March 31, 2009, the interest rate on both the $81,000 Tranche A term loan outstanding and the revolver was 3.5625%.

During the first quarter of 2009, the Company paid $2,250 in principal due on the Tranche A term loan outstanding under the Prior Credit Agreement.

On January 28, 2009, the Company, as borrower, entered into an amendment to the Prior Credit Agreement, which, among other things, temporarily waived any default that arose from the Company’s failure to pay the $9,747 interest payment due February 1, 2009 on the Original Notes. The $731 in debt issuance costs associated with this amendment were deferred and amortized ratably through May, 2009, the date when the credit facility was originally required to be repaid pursuant to a prior amendment.

In addition, the Company wrote off $199 in deferred loan costs during January of 2009.

New Indenture

On March 1, 2010, the Company entered into the New Indenture. Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010, payable in cash quarterly; provided, however, that the interest rate could have been increased during the time that any Refinancing Indebtedness (as described below) was outstanding, to a rate equal to the greater of 10% or the highest rate payable on the Refinancing Indebtedness plus 5% (with one-half of the interest being payable quarterly in cash and the other half being PIK interest in the form of an addition to the principal amount of the New Notes). The New Notes mature on October 1, 2014.

Under the New Indenture, the Company was permitted to incur "Refinancing Indebtedness" within 150 days after March 1, 2010, in order to refinance the $6,800 (plus accrued PIK interest) Tranche B term loan under the Credit Agreement.

On April 26, 2010, the Company refinanced and repaid the total amount outstanding on the Tranche B debt and entered into a $10,000 Working Capital Facility pursuant to the New Indenture. See Note 9. Since the Refinancing Indebtedness was immediately repaid upon its incurrence, without an accrual of interest, the interest rate on the New Notes will remain at 10% per annum, payable in cash.

The New Notes are secured by a lien on substantially all of the Company's assets, with the New Notes, and the liens securing the New Notes, subordinated to the Company's senior debt, which includes the Working Capital Facility.

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

In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At March 31, 2010, the Company was in compliance with all financial covenants under the New Indenture.

Pursuant to their rights under the New Indenture, the holders of the New Notes have appointed an observer to the Board of Directors of the Company and each of its subsidiaries.

7.	Income Taxes

As a result of the Restructuring, the Company recorded pre-tax cancellation of debt ("COD") income of $164,606 during the first quarter of 2010.

The Company does not intend to reduce its tax attributes as a result of the COD income excluded from its taxable income, but has accrued $13,119 as a long-term tax liability for an uncertain tax position. If required, tax attribute reduction could increase income taxes payable for 2011 and after, but would not impact the determination of the Company's tax liability for 2010, the year in which the COD income is realized.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows: (Dollars in thousands)

Balance at December 31, 2009	$-

Additions for current tax year positions	13,119

Balance at March 31, 2010	$13,119

The income tax benefit for the three months ended March 31, 2010 was $10, 446, of which $9,225 related to the COD income.

8.	Commitments and Contingencies

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

Working Capital Facility

On April 26, 2010, the Company entered into a senior, secured Loan and Line of Credit Agreement with Columbus Bank & Trust Company (the “Bank”), providing for a revolving line of credit in the amount of $10,000 (the “Working Capital Facility”). The Working Capital Facility will be available until its maturity date of May 15, 2011. Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%.

The parties to the Working Capital Facility are Morris Publishing, as borrower, all of its subsidiaries and its parent, as guarantors, and the Bank.

The Working Capital Facility is secured by a first lien on substantially all of the assets of Morris Publishing and its subsidiaries. Liens on such assets were previously granted to the Collateral Agent for the holders of the New Notes pursuant to the New Indenture. Pursuant to the New Indenture and an Intercreditor Agreement between the Collateral Agent and the Bank, the New Notes (and their related liens) are subordinated to the Working Capital Facility.

The Working Capital Facility contains various customary representations, warranties and covenants, as well as financial covenants similar to the financial covenants in the New Indenture.

In connection with, and immediately prior to entering into the Working Capital Facility, Morris Publishing refinanced its existing Tranche B term loan in the amount of approximately $7,127 (including accrued PIK interest) with a $7,127 loan from the Bank. This loan constituted Refinancing Indebtedness as defined in and contemplated by the New Indenture. As required by the New Indenture, upon entering into the Working Capital Facility, Morris Publishing used its available cash to fully repay this Refinancing Indebtedness immediately upon its issuance and to repay its initial draw at closing on the Working Capital Facility. The Company will apply its remaining cash balance as of such date to partially redeem the $96,789 aggregate principal amount outstanding on the New Notes on May 25, 2010, the next Excess Free Cash Flow Payment Date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2010 and 2009 and with our consolidated financial statements as of December 31, 2009 and 2008 and for each of three years in the period ended December 31, 2009, filed on Form 10-K.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC"). In addition, information regarding corporate governance at Morris Publishing Group, LLC ("Morris Publishing") and our affiliate, Morris Communications Company, LLC ("Morris Communications"), is also available on this Web site.

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

We believe there have been no significant changes during the quarter ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2009 filed with the SEC on Form 10-K.

Debt Restructuring—On March 1, 2010, we restructured our debt through the consummation of a prepackaged plan of reorganization confirmed by the U.S. Bankruptcy Court, reducing the total principal amount of our debt outstanding to $107.2 million plus total future cash interest payments. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors and there was no change in equity ownership interests as a result of the debt restructuring.

The reader should evaluate any information provided herein in this context. Refer to the liquidity and capital resources within this section for additional information on the debt restructuring.

Parent company reorganization—On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications (then our direct parent), consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

Cost allocations—In this report certain expenses, assets and liabilities of Morris Communications have been allocated to us. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to us, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. The costs of these services charged to us may not reflect the actual costs we would have incurred for similar services as a stand-alone company. Morris Publishing and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Prior to March 1, 2010, the management fee was the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications).The technology and shared services fee was based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to us based upon usage.

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement, effective March 1, 2010, which changed the fees payable by Morris Publishing to the actual amount of costs of providing the services, but the fees shall not exceed $22,000 in any calendar year.

Income taxes—We are a single member limited liability company and are not subject to income taxes, with our results being included in the consolidated federal income tax return of our ultimate parent. However, we are required to provide for our portion of income taxes under a Tax Consolidation Agreement with our ultimate parent and other affiliated entities. Under the terms of the agreement, we recognize an allocation of income taxes in our separate financial statements in accordance with the agreement as if we filed a separate income tax return and remitted taxes for our current tax liability.

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

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement with our parent entities, MPG Holdings, Shivers, and Questo and our affiliated entity, Morris Communications. The amendments in the restated agreement (1) clarify that we will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating our tax payment obligation, the indebtedness of our parent entity will be treated as if it were our indebtedness and (3) provide that the Trustee of the indenture under New Notes (the "New Indenture") will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of our parent entity, if such elections, positions or actions would have an adverse consequence on the New Notes or Morris Publishing.

We account for income taxes under the provisions of the liability method as required by accounting guidance, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

In July 2008, the Financial Accounting Standards Board (“FASB”) issued guidance for the accounting for uncertainty in income taxes which became effective for fiscal years beginning after December 15, 2007. Under this guidance, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under the guidance, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” We believe that adequate provisions have been made for all income tax uncertainties consistent with this standard.

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

Overview

Morris Publishing owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing-owned newspapers include, among others, The Florida Times-Union , Jacksonville, The Augusta (Ga.) Chronicle , Savannah (Ga.) Morning News , Lubbock (Texas) Avalanche-Journal , Amarillo (Texas) Globe-News , Athens (Ga.) Banner Herald , Topeka (Kans.) Capital-Journal , and The St. Augustine (Fla.) Record .

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers.

During the first three months of 2010, advertising revenue represented 69.9% of our total net operating revenue, compared to 72.0 % during the same period last year. Our advertising revenue consisted of 58.3% in retail, 34.0% in classified and 7.7% in national. Online advertising revenue, included in all advertising categories above, represented 14.4% of our first quarter of 2010 advertising revenue, up from 13.8% in 2009.

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

Circulation revenue represented 26.6% of our total net operating revenue during the first three months of 2010, compared to 24.8 % during the same period last year.

During the first three months of 2010, employee labor (wages and salaries) and newsprint costs are the primary costs at our newspapers, representing 30.8% and 8.4%, respectively, of our total operating costs.

In addition, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing.

Financial summary for the three months ended March 31, 2010 compared to March 31, 2009

Financial Summary. The following table summarizes our consolidated financial results for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
(Dollars in thousands)	2010	2009

Total net operating revenues	$59,465	$64,214
Total operating expenses	56,875	62,803
Operating income	2,590	1,411
Interest expense and loan amortization cost	6,203	7,435
(Income) expense from cancellation of debt	(164,606)	2,868
Reserve on note receivable	-	11,538
Other	(33)	(277)
Other (income) expenses, net	(158,436)	21,564
Income (loss) before taxes	161,026	(20,153)
Income tax benefit	(10,446)	(7,577)
Net income (loss)	$171,472	$(12,576)

During the first three months of 2010, our total net operating revenues were $59.5 million, down $4.7 million, or 7.4%, from $64.2 million in 2009 and total operating expenses were $56.9 million, down $5.9 million, or 9.4%, from $62.8 million in 2009. As a result, our operating income was $2.6 million for the first quarter of 2010, up $1.2 million, or 83.5%, from $1.4 million during the same period last year.

On March 1, 2010, the effective date of our debt restructuring, the claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278.5 million, plus $35.4 million in accrued and unpaid interest, were cancelled in exchange for the issuance of $100.0 million in aggregate principal amount of Floating Rate Secured Notes due 2014 (the “New Notes”).

If the New Notes remain outstanding until their stated maturity date, they would accrue $45.0 million in future cash interest payments. In accordance with the accounting guidance for troubled debt restructuring, this $45.0 million of future cash interest payments was recorded as indebtedness with respect to the New Notes, such that future cash interest payments on the New Notes, when accrued, will not be treated as an expense, but will be treated as payments on this recorded indebtedness. Therefore, no interest expense was recorded on the New Notes during the first quarter of 2010. Further, we do not expect to accrue interest expense on the New Notes for the remainder of 2010 or in future years. Thus, our interest expense will not be comparable to an issuer that incurs $100 million of principal amount of indebtedness on terms identical to the New Notes under normal circumstances, rather than as part of a troubled debt restructuring.

Prior to the Restructuring, interest expense (accrued and unpaid) on the aggregate principal amount outstanding on the Original Notes totaled $4.1 million during 2010, compared to $4.9 million during the first quarter of 2009.

Excluding the interest on the Original Notes, interest expense totaled $1.9 million (including $1.2 million in paid in kind ("PIK") interest) during the first three months of 2010, compared to $1.2 million during the same period last year. The $0.7 million increase was due to the higher interest rates under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

Compared to the first three months of 2010, loan amortization expense totaled $0.1 million, down $1.2 million from $1.3 million during the same period last year. During the first quarter of 2009, the amortization periods for the deferred loan costs associated with the term loan and the revolving credit facility under the Credit Agreement, dated as of December 14, 2005 (the “Prior Credit Agreement”) were accelerated, with the loan costs being amortized ratably through May, 2009, the date when the senior credit facility was originally required to be repaid pursuant to a prior amendment.

As a result of the debt restructuring, we recorded cancellation of debt ("COD") income of $164.6 million, net of the write-off of $3.1 million in deferred loan costs related to the Original Notes and $1.2 million in debt restructuring costs during the first quarter of 2010. Further, any prepayments on or redemptions of New Notes will reduce the amount of expected future cash interest payments and, thus, will result in a reduction of indebtedness by such amount, which will be treated as additional COD income. The table below presents the components of our COD income: (Dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905

Issuance of debt
Issuance of New Notes	(100,000)
Future cash interest payments on New Notes	(45,000)
(145,000)

Other costs
Debt restructuring costs-first quarter of 2010	(1,178)
Write-off of deferred loan costs	(3,121)
(4,299)

COD income	$164,606

As part of our restructuring efforts, we incurred $2.9 million in legal, investment banking and consulting fees during the first quarter of 2009, including fees paid to advisors and consultants of our then-senior creditors and of certain of the holders of the Original Notes.

At the end of the first quarter of 2009, we reserved the $11.5 million due on the note receivable from GateHouse. In September of 2009, Morris Publishing and GateHouse agreed to a one time payment in the amount of $4.0 million to settle the outstanding obligation. The entire $4.0 million was recorded as a reduction in the note receivable reserve, with the remaining $7.5 million being written off.

During the first quarter of 2009, we received $0.2 million in interest income from GateHouse.

Our income before taxes was $161.0 million, which included the $164.6 million of COD income; compared to a loss before taxes of $20.2 million during the first three months last year.

The income tax benefit for the three months ended March 31, 2010 was $10.4 million, of which $9.2 million related to the COD income.

We do not intend to reduce our tax attributes as a result of the COD income excluded from our taxable income, but have accrued $13.1 million as a long-term tax liability for an uncertain tax position. If required, tax attribute reduction could increase income taxes payable for 2011 and after, but would not impact the determination of our tax liability for 2010, the year in which the COD income is realized.

The income tax benefit for the three months ended March 31, 2009 was $7.6 million.

Net income for the first three months of 2010 was $171.5 million compared to a loss of $12.6 million last year.

Results of operations for the three months ended March 31, 2010 compared to March 31, 2009

Net operating revenue. The table below presents the total net operating revenue and related statistics for the three months ended March 31, 2010 compared to March 31, 2009:

(Dollars in thousands)	Three months ended March 31,		Percentage change
	2010	2009	2010 vs. 2009
Net operating revenues
Advertising
Retail	$24,231	$26,739	(9.4%)
National	3,178	3,722	(14.6%)
Classified	14,133	15,782	(10.4%)
Total advertising revenues	41,542	46,243	(10.2%)
Circulation	15,795	15,919	(0.8%)
Other	2,128	2,052	3.7%
Total net operating revenues	$59,465	$64,214	(7.4%)

Advertising revenue. During the first quarter of 2010, advertising revenue was $41.5 million, a decrease of $4.7 million, or 10.2%, from $46.2 million during the first three months last year.

Compared to the first quarter last year, run of press advertising revenue was $23.3 million, down $3.6 million, or 13.5%, and insert advertising revenue was $10.1 million, down $0.4 million, or 3.9%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.1 million, down $0.3 million, or 11.8%.

Online advertising revenue was $6.0 million, down $0.4 million, or 5.8%, from last year. Compared to last year, total page-views were 167.5 million, up 13.0 million, or 8.4% while unique page-views were 17.2 million, up 3.9 million, or 29.5%.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Our existing Florida newspapers and publications, which account for 32.5% of our total advertising revenues, contributed 59.2% of our entire net decline in advertising revenue. Real estate remained a languishing part of the state of Jacksonville's economy, with home prices continuing to fall as additional foreclosure added to the surplus and with potential buyers facing difficulty getting loans. In addition, double digit unemployment in Jacksonville continued to weigh on consumer spending.

Compared to the first quarter of 2009, advertising revenue from our daily newspapers was down $4.4 million, or 10.6%.

Advertising revenue from Jacksonville was down $2.5 million, or 18.4%, and St. Augustine was down $0.1 million, or 4.8%.

Augusta was down $0.3 million, or 5.1%, Savannah was down $0.1 million, or 1.0%, Lubbock was down $0.3 million, or 6.9%, Amarillo was down $0.2 million, or 4.5%, Topeka was down $0.3 million, or 10.6%, and Athens was down $0.2 million, or 11.1%. Our five other daily newspapers were together down $0.4 million, or 12.7%.

Our non-daily publications were down $0.3 million, or 6.0%, with declines from Skirt! and Jacksonville's discontinued Waters Edge city magazine offset somewhat by the gains from the Savannah and Augusta city magazines.

Retail advertising revenue:

Retail advertising revenue was $24.2 million, down $2.5 million, or 9.4%, from the prior year.

Insert retail revenue was $9.0 million, down $0.3 million, or 3.0%, while print retail advertising revenue was $11.0 million, down $1.7 million, or 13.4%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.0 million, down $0.3 million, or 13.8%, from last year. Retail online revenue was $2.2 million, down $0.2 million, or 8.2%, from last year.

Our Jacksonville newspaper’s retail advertising revenue was down $1.2 million, or 16.6%, with significant declines from restaurants, entertainment, apparel, home improvement, financial, auto aftermarket and department stores.

Classified advertising revenue:

Total classified advertising revenue was $14.1 million, down $1.6 million, or 10.5%, from the first quarter of 2009.

Print classified advertising revenue was $10.6 million, down $1.4 million, or 11.9%, and online classified advertising revenue was $3.4 million, down $0.2 million, or 6.3%, from last year. Excluding the employment category, online classified advertising revenue was down 0.4% from last year.

Jacksonville was down $1.0 million, or 22.3%; with significant declines in real estate, automotive and employment.

National advertising revenue:

Total national advertising revenue was $3.2 million, down $0.6 million, or 14.6%, from last year, with Jacksonville contributing 65.5% of the net decrease.

Circulation revenue. During the first quarter of 2009, circulation revenue was $15.8 million, down $0.1 million, or 0.8%, from the same quarter last year.

Average daily and Sunday circulation volume was down 10.5% and 8.7%, respectively, with Jacksonville contributing about 38% of the weekly circulation decline.

Other revenue. Other revenue was $2.2 million, up $0.1 million, or 3.7%, from the first quarter last year primarily due to the increase in commercial printing revenues.

Net operating expense. The table below presents the total operating expenses for three months ended March 31, 2010 compared to March 31, 2009:

(Dollars in thousands)	Three months ended March 31,		Percentage change
	2010	2009	2010 vs. 2009
Operating expenses

Labor and employee benefits	$24,960	$27,241	(8.4%)
Newsprint, ink and supplements	5,482	7,436	(26.3%)
Other operating costs	23,903	25,007	(4.4%)
Depreciation and amortization	2,530	3,119	(18.9%)
Total operating expenses	$56,875	$62,803	(9.4%)

Labor and employee benefits. During the first quarter of 2010, total labor and employee benefit costs were $25.0 million, down $2.3 million, or 8.4%, from $27.2 million last year, with these costs being favorably impacted by reductions in head count and wages.

Compared to the first quarter of 2009, our salaries and wages totaled $17.5 million, down $2.6 million, or 13.1%, and our average full time employee equivalents for the first quarter of 2010 were 2,051, down 159, or 7.2%.

Excluding the $0.2 million in employee severance costs during the first quarter of 2009; our average pay rate was down 5.5%. Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment.

Commissions and bonuses were $3.4 million, up $0.4 million, or 14.0%, from last year.

Employee medical insurance cost was $1.9 million, down $0.1 million, or 2.4%, due to the reduction in plan participants.

Payroll tax expense totaled $2.2 million, unchanged from the same quarter last year.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $5.5 million, down $2.0 million, or 26.3%, from $7.4 million during the first three months last year.

Compared to the first quarter last year, total newsprint expense was $4.8 million, down $1.7 million, or 26.2%, with a 24.8% decrease in the average cost per ton of newsprint and a 1.8% decrease in newsprint consumption.

Ink expense was $0.4 million, unchanged from the same quarter last year, and supplements expense was $0.3 million, down $0.3 million, or 46.1%, from the same quarter last year.

Other operating costs. Compared to the first quarter of last year, other operating costs were $23.9 million, down $1.0 million, or 4.4%.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $4.2 million, unchanged from the first quarter last year.

Depreciation and amortization. Depreciation expense was $2.4 million, down $0.6 million, or 19.8%, from $3.0 million during the first quarter of 2009.

Amortization expense was $0.1 million, unchanged from the first quarter of last year.

Liquidity and capital resources

Our unrestricted cash balance was $14.8 million at March 31, 2010, compared with $25.6 million at December 31, 2009.

At March 31, 2010, our sources of liquidity were the cash flow generated from operations and our cash balances. Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital and the quarterly interest payments and any required monthly excess cash flow redemptions on the New Notes.

On April 26, 2010, in connection with, and immediately prior to entering into a $10 million working capital facility (the "Working Capital Facility"), we refinanced the Tranche B term loan under the Credit Agreement in the amount of approximately $7.1 million (including accrued PIK interest) with a $7.1 million loan from a commercial bank. This loan constituted "Refinancing Indebtedness" as defined in and contemplated by the New Indenture.

As required by the New Indenture, upon entering into the Working Capital Facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance and to repay the initial $0.5 million draw upon closing of the Working Capital Facility. We will apply the remainder of the available cash immediately on hand to redeem a portion of the $96.8 million aggregate principal amount of the New Notes on the next Excess Free Cash Flow Payment Date, as defined in the New Indenture. We are also required by the New Indenture to use our monthly positive operating cash flow, net of permitted cash flow adjustments, ("Excess Free Cash Flow") to repay any amounts outstanding on the Working Capital Facility, and then to redeem New Notes.

We expect that, for the reasonably foreseeable future, cash generated from operations, together with the proceeds from the Working Capital Facility, and if applicable, any proceeds from the liquidation or sale of select businesses or assets, will be sufficient to allow us to service our debt, fund our operations, and to fund planned capital expenditures and expansions. However, our cash reserves or the Working Capital Facility may not be able to cover any significant unexpected periods of negative cash flow.

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

Operating activities. Net cash provided by operations was $10.0 million for the first three months of 2010, up $1.6 million from $8.4 million for the same period in 2009.

Current assets were $53.2 million and current liabilities, excluding the current portion of long-term debt and accrued future cash interest payments, were $27.0 million as of March 31, 2010 as compared to current assets of $65.0 million and current liabilities, excluding the current portion of long-term debt, of $24.8 million as of December 31, 2009.

Investment activities. Net cash used in investing activities was $0.2 million for the first three months of 2010, unchanged from the same period in 2009.

For the first three months in 2010 and 2009, we spent $0.3 million and $0.2 million on property, plant and equipment, respectively. We anticipate our total capital expenditures to range from $3.0 million to $5.0 million during 2010.

Financing activities. Net cash used in financing activities was $20.7 million for the first three months of 2010 ($19.7 million of which was used to repay our Tranche A senior secured indebtedness) compared to $1.2 million provided by financing activities for the same period in 2009.

Debt Restructuring

On October 30, 2009, Morris Publishing and a requisite number of holders of Original Notes entered into an agreement which provided for the cancellation of the Original Notes in exchange for the New Notes, through either an out-of-court exchange offer (the “Exchange Offer”) or a plan of reorganization (the “Prepackaged Plan”) to be confirmed under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The financial restructuring, whether accomplished through the Exchange Offer or the Prepackaged Plan, was referred to as the "Restructuring". As part of the Restructuring, the reduction of bondholder debt would be accompanied by the cancellation of the aggregate principal amount, plus accrued PIK interest, of our Tranche C senior secured debt outstanding under the Credit Agreement.

The terms of the Exchange Offer required tender of at least 99% in aggregate principal amount of the Original Notes (the “Requisite Tender”). The agreement ultimately required us to commence the Exchange Offer solicitation such that it was concluded no later than January 12, 2010.

If we did not receive the Requisite Tender, we agreed to seek to accomplish the same results contemplated by the Exchange Offer through the effectiveness of the Prepackaged Plan, acceptances for which we would solicit in compliance with the Bankruptcy Code. Approval of the Prepackaged Plan required holders of the Original Notes representing at least two-thirds in aggregate principal amount of the Original Notes and more than one-half in number of those who vote to vote in favor of the Prepackaged Plan. Only those parties who actually voted were counted for these purposes. Under the Prepackaged Plan, all outstanding Original Notes would be cancelled. Under this plan, all holders would receive their pro rata share of the New Notes.

Since we did not receive the Requisite Tender, on January 19, 2010, we filed voluntary petitions (the “Chapter 11 Petitions”) for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Georgia, Augusta Division (the “Bankruptcy Court”).

On February 17, 2010, the Bankruptcy Court confirmed the Prepackaged Plan and approved the adequacy of our "Disclosure Statement" as filed with the Chapter 11 Petitions, enabling us to consummate the plan and emerge from bankruptcy as soon as March 1, 2010.

On March 1, 2010, the effective date of the Restructuring (the "Effective Date"), we completed the following steps to consummate the Prepackaged Plan confirmed by the Bankruptcy Court:

·
The claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278.5 million, plus $35.4 million in accrued and unpaid interest, were cancelled in exchange for the issuance of $100 million in aggregate principal amount of New Notes under the New Indenture.

·
The Morris family, through its affiliated entities, made a capital contribution to Morris Publishing of $87.2 million and repaid $24.9 million of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112.1 million (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

On the Effective Date, we repaid from excess cash on hand, as required under the New Indenture, the entire $19.7 million principal amount of Tranche A senior secured debt, plus accrued interest and a $0.3 million prepayment fee, leaving only the Tranche B debt remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan was ranked pari passu with the New Notes on the Effective Date.

The following table summarizes the Restructuring transactions and reflects our outstanding debt on March 31, 2010 and December 31, 2009: (Dollars in thousands)

			Restructuring transactions
Long-term debt	Outstanding as of 12/31/2009	Additional accrued interest (a)	Repayment of indebtedness		Capital contribution to Morris Publishing	Cancellation of Original Notes	Exchange for New Notes	Outstanding as of 3/31/2010

Credit Agreement
Tranche A	$19,700	$-	$(19,700)		$-	$-	$-	$-
Tranche B	7,021	263	-		-	-	-	7,284
Tranche C	111,192	914	(24,862	) (b)	(87,244)	-	-	-
	137,913	1,177	(44,562)		(87,244)	-	-	7,284

Original Indenture
Original Notes	278,478	-	-		-	(278,478)		-
Accrued and unpaid interest	31,268	4,159	-		-	(35,427)		-
	309,746	4,159	-		-	(313,905)	-	-

New Indenture
New Notes	-	-	-		-	-	100,000	100,000
Future cash interest payments at 3/31/2010 (c)	-	-	-		-	-	44,167	44,167
	-	-	-		-	-	144,167	144,167

Total	$447,659	$5,336	$(44,562)		$(87,244)	$(313,905)	$144,167	$151,451

(a) Additional interest accrued on the Tranche B and Tranche C term loan (both PIK) and on the Original Notes (accrued and unpaid) during 2010.
(b) Repayment of intercompany debt to Morris Publishing.
(c) The maximum future interest cash interest payments; adjusted for the accrual of the quarterly cash interest payment due on April 1, 2010.

Debt Summary

The table below summarizes the current maturities of long-term debt outstanding as of March 31, 2010 and December 31, 2009: (Dollars in thousands)

	Current maturity of long-term debt
	March 31, 2010	December 31, 2009

Existing Credit Agreement
Tranche A	$-	$19,700
Tranche B (including accrued PIK interest)	7,284	7,021
Total	7,284	26,721

New Indenture
New Notes-principal and future cash interest payments (a)	25,000	20,500

Total	$32,284	$47,221

(a) The New Indenture requires monthly redemptions of New Notes with certain amounts of "Excess Free Cash Flow" as defined in the New Indenture. The current maturities of the New Notes include management's estimate of payments of Excess Free Cash Flow and future cash interest payments on the New Notes required during the twelve months following the end of the period presented.

The current maturities of long-term debt reflect the consummation of the Restructuring on March 1, 2010 and the refinancing and repayment of the Tranche B term loan on April 26, 2010. All debt cancelled upon the consummation of the Restructuring (the Tranche C term loan and Original Notes) is considered not paid and is included within non-current maturities of long-term debt as of December 31, 2009.

Total Debt— Total debt was $151.5 million at March 31, 2010, down from $447.7 million at December 31, 2009. The average interest rate on the total aggregate principal amount of our debt outstanding (excluding the future cash interest payments as described below) was 10.34% at March 31, 2010 and 7.7% at December 31, 2009.

New Notes— On March 1, 2010, the Company entered into the New Indenture. Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010, payable in cash quarterly; provided, however, that the interest rate could have been increased during the time that any Refinancing Indebtedness (as described below) was outstanding, to a rate equal to the greater of 10% or the highest rate payable on the Refinancing Indebtedness plus 5% (with one-half of the interest being payable quarterly in cash and the other half being PIK interest in the form of an addition to the principal amount of the New Notes). The New Notes mature on October 1, 2014.

Under the New Indenture, the Company was permitted to incur "Refinancing Indebtedness" within 150 days after March 1, 2010, in order to refinance the $6,800 (plus accrued PIK interest) Tranche B term loan under the Credit Agreement. Since the Refinancing Indebtedness was immediately repaid upon its incurrence, without accrual of interest, the interest rate on the New Notes will remain at 10%, payable in cash.

In accordance with accounting guidance for troubled debt restructuring, the total maturities of the New Notes includes the stated principal amount plus any additional cash outflows (i.e., the maximum future cash interest payments thereon) on the New Notes. On the Effective Date, we recorded the $100 million in aggregate principal amount outstanding on the New Notes, plus $45.0 million in future cash interest payments as long-term debt within our consolidated balance sheet.

On March 31, 2010, we accrued the $0.8 million quarterly interest payment due on the $100 million aggregate principal amount outstanding on the New Notes, reducing the total future cash interest payments on the New Notes to $44.2 million.

Under the New Indenture, we were required to apply a portion of their available cash on hand as of the Effective Date to indebtedness under the Tranche B term loan and to redeem the New Notes, on a pro rata basis. The amount of cash to be applied was equal to an amount that, if applied, would reduce the available cash on hand on the issue date to $7 million.

On the Effective Date, we had available cash on hand totaling $10.5 million, resulting in total excess cash of $3.5 million, with $3.2 million, plus accrued interest, being applied on April 23, 2010, the first "Excess Free Cash Flow Payment Date" (as defined in the New Indenture), to redeem $3.2 million principal amount of the New Notes. The remaining excess cash was applied pro rata to the Tranche B term loan.

The aggregate principal amount outstanding on the Tranche B term loan (including accrued PIK interest) and the New Notes was $7.2 million and $96.8 million, respectively, after the repayment and partial redemption.

We are required to use our monthly Excess Free Cash Flow to repay amounts drawn on any working capital facility and then to redeem the New Notes. Such cash flow payments are not required if and to the extent we would not have either $7 million of available cash or an amount remaining outstanding on a working capital facility. We had no monthly Excess Free Cash Flow during March 2010.

The New Notes are secured by a lien on substantially all of our assets, with the New Notes, and the liens securing the New Notes, subordinated to our senior debt, which includes the Working Capital Facility.

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

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At March 31, 2010, we were in compliance with all financial covenants under the New Indenture.

Pursuant to their rights under the New Indenture, the holders of the New Notes have appointed an observer to our Board of Directors and each of our subsidiaries.

Credit Agreement—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans is PIK. Interest expense on the Tranche A, B and C term loans totaled $0.5 million (excluding the $0.3 million prepayment penalty), $0.3 million and $0.9 million, respectively, during the first quarter of 2010.

At March 31, 2010, the $7.3 million outstanding on the Tranche B term loan included accrued PIK interest of $0.5 million.

On April 23, 2010, we applied $0.2 million in excess cash outstanding on the Effective Date of the Restructuring to repay a portion of the Tranche B term loan.

Working Capital Facility—On April 26, 2010, we entered into a senior, secured Loan and Line of Credit Agreement with Columbus Bank & Trust Company (the “Bank”), providing for a revolving line of credit in the amount of $10 million (the “Working Capital Facility”). The Working Capital Facility will be available until its maturity date of May 15, 2011. Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%.

The parties to the Working Capital Facility are Morris Publishing, as borrower, all of our subsidiaries and our parent, as guarantors, and the Bank.

The Working Capital Facility is secured by a first lien on substantially all of our assets and our subsidiaries' assets. Liens on such assets were previously granted to the Collateral Agent for the holders of the New Notes pursuant to the New Indenture. Pursuant to the New Indenture and an Intercreditor Agreement between the Collateral Agent and the Bank, the New Notes (and their related liens) are subordinated to the Working Capital Facility.

The Working Capital Facility contains various customary representations, warranties and covenants, as well as financial covenants similar to the financial covenants in the New Indenture.

Prior Credit Agreement—At March 31, 2009, we had $60 million outstanding on our revolving credit facility. The commitment fee on the unborrowed funds available under the revolver was 0.50% at March 31, 2009.

At March 31, 2009, the interest rate on both the $81 million Tranche A term loan outstanding and the revolver was 3.5625%.

During the first quarter of 2009, we paid $2.3 million in principal due on the Tranche A term loan outstanding under the Prior Credit Agreement.

On January 28, 2009, we, as borrower, entered into an amendment to the Prior Credit Agreement, which, among other things, temporarily waived any default that arose from our failure to pay the $9.7 million interest payment due February 1, 2009 on the Original Notes. The $0.7 million in debt issuance costs associated with this amendment were deferred and amortized ratably through May, 2009, the date when the credit facility was originally required to be repaid pursuant to a prior amendment.

In addition, we wrote off $0.2 in deferred loan costs during January of 2009.

Intercompany loan receivable permitted under the Original Indenture

Under the terms of the Prior Credit Agreement and the indenture to the Original Notes (the "Original Indenture"), we had been permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly-owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. We had also been permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the Original Indenture.

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

We accounted for this arrangement as a capital distribution transaction and classified such borrowings as contra-equity within member’s deficiency in assets, given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods presented.

During the three month periods ended March 31, 2010 and 2009, we reported the $0.1 million and $0.2 million, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the three month periods ended March 31, 2010 and 2009 was 3.325% and 3.333%, respectively, on average loan receivable balances of $25.5 million and $24.1 million, respectively.

As part of the Restructuring, the reduction of the bondholder debt was accompanied by the cancellation of $110 million in aggregate principal amount, plus accrued PIK interest, of our Tranche C term loan outstanding under the Credit Agreement, as a repayment of intercompany indebtedness of $24.5 million, plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, Morris Communications repaid $24.9 million of the intercompany loan receivable, with unrecognized accumulated accrued interest canceled, in effect, as a capital contribution. On March 1, 2010, the $1.1 million remaining balance on the intercompany loan was reclassified to a non-interest bearing short-term receivable from Morris Communications.

The following table summarizes the Restructuring transaction: (Dollars in thousands)

			Restructuring transactions
Intercompany loan receivable	Outstanding as of 12/31/2009	Net increase during 2010	Repaid by cancellation of Tranche C term loan	Capital contribution to Morris Publishing	Reclassified as non-interest bearing short-term receivable from Morris Communications

Due from Morris Communications	$25,000	$1,000	$(24,862)	$-	$1,138
Unrecognized accumulated accrued interest	(6,691)	(134)	-	6,825	-
Due from Morris Communications, net	$18,309	$866	$(24,862)	$6,825	$1,138

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(Dollars in thousands)

There have been no material changes regarding the registrant's market risk position from the information provided in our annual report dated December 31, 2009 filed with the Securities and Exchange Commission on Form 10-K.

We are not exposed to the impact of interest rate fluctuations since all of our outstanding debt is at a fixed rate.

To estimate the fair value of the $100,000 outstanding principal amount of Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"); we used the average price of the corporate bond trades reported on or around March 31, 2010. At March 31, 2010, the fair value of the New Notes was approximately $93,000.

The Tranche B term loan was valued at par given the refinancing and immediate repayment of the refinanced debt on April 26, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as other risks and factors identified from time to time in other SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.05	Fourth Amendment to Management and Services agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and MSTAR Solutions, LLC dated January 6, 2010. (1)
10.06
Amended and Restated Tax Consolidation Agreement between Morris Publishing Group, LLC, MPG Newspaper Holding, LLC, Shivers Trading & Operating Company, and Questo, Inc. dated as of January 6, 2010. (1)

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications

(1)           Filed as an exhibit to the Form 10-K of Morris Publishing Group filed with the SEC on April 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: May 14, 2010	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial and AccountingOfficer)