Form 10-Q
period 2010-06-30
MORRIS PUBLISHING GROUP LLC
filed 2010-08-16
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

MORRIS PUBLISHING GROUP, LLC
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

At December 31, 2008, Morris Publishing Group, LLC ("Morris Publishing") was a wholly owned subsidiary of Morris Communications Company, LLC ("Morris Communications"), a privately held media company. On January 28, 2009, Shivers Trading & Operating Company ("Shivers"), Morris Publishing's indirect corporate parent, and Morris Communications, then Morris Publishing's direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its parent.

In this report, Morris Publishing is considered as and will be referred to as a wholly owned subsidiary of MPG Holdings, a subsidiary of Shivers. "We," "us" "Company" and "our" also refer to Morris Publishing and its subsidiaries and "parent" refers to MPG Holdings.

-ii-

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this report.

Generally, the words "anticipates," "believes," "expects," "intends," "estimates," "projects," "plans" and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

-iii-

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	June 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,873	$25,638
Accounts receivable, net of allowance for doubtful accounts of $1,461 and $2,174 at June 30, 2010 and December 31, 2009, respectively	22,377	28,846
Inventories	2,137	2,110
Assets held for sale	2,252	2,252
Current portion of deferred income taxes	1,034	1,338
Income taxes receivable	2,849	2,523
Prepaid and other current assets	2,778	2,315
Total current assets	40,300	65,022
NET PROPERTY AND EQUIPMENT	89,495	93,753
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,399 and $3,208 at June 30, 2010 and December 31, 2009, respectively	6,120	6,311
Deferred income tax asset, less current portion	9,116	-
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $75 and $3,266 at June 30, 2010 and December 31, 2009, respectively	4,515	5,412
Total other assets	19,751	11,723
Total assets	$149,546	$170,498
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$5,173	$5,504
Long-term debt-current (Note 6)	20,500	47,221
Accrued cash interest payments	2,350	-
Due to Morris Communications	1,582	2,880
Deferred revenues	12,166	12,124
Accrued employee costs	5,582	3,224
Other accrued liabilities	2,056	1,029
Total current liabilities	49,409	71,982
LONG-TERM DEBT, less current portion	112,685	400,438
DEFERRED INCOME TAXES, less current portion	-	10,078
INCOME TAXES PAYABLE (Note 7)	13,012	-
OTHER LONG-TERM LIABILITIES	2,772	2,810
Total liabilities	177,878	485,308
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S DEFICIENCY IN ASSETS:
Member's deficit	(28,332)	(296,501)
Loan receivable from Morris Communications, net	-	(18,309)
Total member's deficiency in assets	(28,332)	(314,810)
Total liabilities and member's deficiency in assets	$149,546	$170,498

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income (loss)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$43,314	$45,812	$84,856	$92,056
Circulation	15,338	15,594	31,133	31,513
Other	1,702	2,087	3,830	4,138
Total net operating revenues	60,354	63,493	119,819	127,707
OPERATING EXPENSES:
Labor and employee benefits	23,918	24,516	48,878	51,757
Newsprint, ink and supplements	6,691	5,331	12,173	12,767
Other operating costs (excluding depreciation and amortization)	23,922	23,270	47,825	48,277
Depreciation and amortization expense	2,332	3,025	4,862	6,144
Total operating expenses	56,863	56,142	113,738	118,945
OPERATING INCOME	3,491	7,351	6,081	8,762
OTHER (INCOME) EXPENSES:
Interest expense, including amortization of debt issuance costs	154	7,007	6,357	14,442
(Income) expense from cancellation of debt	(1,543)	2,618	(166,149)	5,486
Reserve for note receivable	-	-	-	11,538
Interest income	-	(230)	(2)	(459)
Other, net	(38)	(16)	(69)	(64)
Total other (income) expense, net	(1,427)	9,379	(159,863)	30,943
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	4,918	(2,028)	165,944	(22,181)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2,290	(729)	(8,156)	(8,306)
NET INCOME (LOSS)	$2,628	$(1,299)	$174,100	$(13,875)

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

Six months ended June 30,

(Dollars in thousands)	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$174,100	$(13,875)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cancellation of debt	(171,483)	-
Depreciation and amortization	4,862	6,144
Write-off of deferred loan costs	3,121	199
Amortization of debt issuance costs	221	2,014
Reserve on note receivable	-	11,538
(Gain) loss on sale of fixed assets, net	(29)	111
Deferred income taxes	(18,890)	(4,573)
Changes in assets and liabilities
Accounts receivable	6,469	10,948
Inventories	(27)	328
Prepaids and other current assets	(10)	(967)
Other assets	(2,445)	(193)
Accounts payable	(331)	(586)
Income taxes receivable	(326)	(3,742)
Accrued employee costs	2,358	(4,638)
Accrued interest expense	5,412	9,754
Due to Morris Communications	(26)	1,196
Deferred revenues and other liabilities	1,070	609
Income taxes payable	13,012	-
Other long-term liabilities	(38)	(114)
Net cash provided by operating activities	17,020	14,153
INVESTING ACTIVITIES:
Capital expenditures	(456)	(255)
Net proceeds from sale of property and equipment	71	117
Net cash used in investing activities	(385)	(138)
FINANCING ACTIVITIES:
Repayment of Tranche A term loan-Credit Agreement	(19,700)	-
Proceeds from revolving credit facility-Prior Credit Agreement	-	10,000
Repayments on Tranche B term loan-Credit Agreement	(7,360)	-
Proceeds from Refinancing Indebtedness	7,126	-
Repayment of Refinancing Indebtedness	(7,126)	-
Redemption of New Notes	(5,987)	-
Repayment of Tranche A term loan-Prior Credit Agreement	-	(4,500)
Repayment of Working Capital Facility	(1,703)	-
Proceeds from Working Capital Facility	1,703	-
Cash interest payments on New Notes	(900)	-
Payment of debt issuance costs	(453)	(731)
Advances on loan receivable from Morris Communications	(1,000)	(6,012)
Net cash used in financing activities	(35,400)	(1,243)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,765)	12,772
CASH AND CASH EQUIVALENTS, beginning of period	25,638	4,782
CASH AND CASH EQUIVALENTS, end of period	$6,873	$17,554

See notes to unaudited condensed consolidated financial statements

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows-continued

Six months ended June 30,

(Dollars in thousands)	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest expense paid, including paid-in-kind	$1,069	$2,475
Income tax refund received	(2,252)	-

Cancellation of debt

Cancellation of Original Notes
Cancellation of aggregate principal amount outstanding	$(278,478)	$-
Cancellation of accrued and unpaid interest expense	(35,427)	-

Exchange for New Notes
Aggregate principal amount of New Notes	100,000	-
Total expected cash interest payments on New Notes	42,422	-

Cancellation of debt, net	$(171,483)	$-

Cancellation of Tranche C term loan
Cancellation of aggregate principal amount outstanding plus PIK interest	$(112,106)	$-
Repayment of intercompany indebtedness	24,862	-
Capital contribution to Morris Publishing	87,244	-

See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of Morris Publishing Group, LLC ("Morris Publishing", "Company") All such adjustments are of a normal recurring nature. Results of operations for the three and six-month interim periods in 2010 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2009 and 2008 and for each of the three years ended December 31, 2009.

As further described in Note 3, certain expenses, assets and liabilities of Morris Communications Company, LLC ("Morris Communications") have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Corporate restructuring—Prior to January 28, 2009, Morris Publishing was a wholly-owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Shivers Trading & Operating Company ("Shivers"), the Company's indirect corporate parent, and Morris Communications, then the Company's direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its parent.

Morris Communications will continue to provide management and related services to the Company, as well as all of the Company's operating subsidiaries.

Debt restructuring—On January 19, 2010, the Company filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court. The Company continued to operate its businesses as "debtors-in-possession" under the jurisdiction of the United States Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the United States Bankruptcy Court.

On February 17, 2010, the United States Bankruptcy Court confirmed the Company's plan of reorganization, enabling the Company to emerge from bankruptcy on March 1, 2010, the "Effective Date" of the Company's debt restructuring (the "Restructuring"). The holders of the $278,478 principal amount of 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors. The equity ownership interests in the Company did not change as a result of the Restructuring.

The table below reflects the non cash changes in the total member's deficiency in assets resulting from the Restructuring, along with the operating activities for the six-month period ended June 30, 2010. See Note 3 ("Loan Receivable from Morris Communications") and Note 6 ("Debt Restructuring").

		Loan receivable from Morris Communications, net
	Member's deficit	Amount due from Morris Communications (a)	Accumulated unrecognized interest (b)	Loan receivable, net (a+b)	Total member's deficiency in assets

December 31, 2009	$(296,501)	$(25,000)	$6,691	$(18,309)	$(314,810)
Net income	174,100	-	-	-	174,100
Capital contribution-cancellation of Tranche C debt	87,244	-	-	-	87,244
Reclassification of accumulated unrecognized interest	6,825	-	(6,825)	(6,825)	-
Repayment-cancellation of Tranche C debt	-	24,862	-	24,862	24,862
Reclassified to short-term non-interest bearing receivable	-	1,138	-	1,138	1,138
Advance on loan receivable from Morris Communications	-	(866)	-	(866)	(866)
Interest accrued on loan receivable	-	(134)	134	-	-
June 30, 2010	$(28,332)	$-	$-	$-	$(28,332)

Due to the consummation of the Restructuring, the debt restructuring costs of $2,618 and $5,486 recorded within operating costs during the three and six-month periods ended June 30, 2009, respectively, have been reclassified from within operating expenses to other expense related to the cancellation of debt within the Company's unaudited condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2010 and 2009. The restructuring costs related to the cancellation of debt totaled $1,035 and $2,213 for the three and six-month period ended June 30, 2010, respectively.

In accordance with the accounting guidance for troubled debt restructuring, future cash interest payments are recorded as indebtedness with respect to the New Notes, such that future cash interest payments on the New Notes, when accrued, will not be treated as an expense, but will be treated as payments on this recorded indebtedness. Therefore, no interest expense will be recorded on the New Notes during the current year or in future years. Thus, the Company's interest expense will not be comparable to an issuer that incurred indebtedness on terms identical to the New Notes under normal circumstances, rather than as part of a troubled debt restructuring.

Fair value of financial instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of June 30, 2010. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at June 30, 2010, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, note receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. To estimate the fair value of the $94,013 aggregate principal amount outstanding of Floating Rate Secured Notes due 2014 (the "New Notes"), the Company used the average price of the corporate bond trades reported on or around June 30, 2010. At June 30, 2010, the fair value of the New Notes was approximately $89,100.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1,183 and $1,026 higher at June 30, 2010 and December 31, 2009, respectively, had the first in, first out method been used for all inventories.

The Company also experienced LIFO liquidations based on permanent decreased levels in its inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $777 and $1,222 for the three and six-month periods ended June 30, 2009, respectively. The Company experienced no LIFO liquidations for the three and six-month periods ended June 30, 2010.

2.	Reserve on Note Receivable

During 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The total purchase price was $115,000, with $105,000 received at closing in cash, with the remainder payable in the form of a one-year $10,000 promissory note bearing interest, payable monthly, at 8% per annum.

The terms of the promissory note were ultimately amended extending the payment of the note plus the remaining $1,538 net working capital reimbursement over eight equal monthly installments, together with interest, with the first principal payment due April 15, 2009 and the final principal payment due November 15, 2009.

During the first quarter of 2009, the Company reserved the $11,538 due on the note due to GateHouse' failure to pay the $1,442 principal amount due on April 15, 2009; with GateHouse continuing to make only the interest payments. During the third quarter of 2009, the Company received a one time principal payment in the amount of $4,000 from GateHouse to settle the total outstanding obligation, with the remaining $7,538 previously reserved, being written off.

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

Prior to the March 1, 2010 Effective Date, the management fee was the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications). The technology and shared services fee was based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to the Company based upon usage.

On January 6, 2010, Morris Publishing entered into a Fourth Amendment to Management and Services Agreement, effective upon the consummation of the Restructuring, changing the fees payable by Morris Publishing to an allocation of the actual amount of costs of providing the services, with the fees not to exceed $22,000 in any calendar year.

The management fee totaled $2,230 and $2,540 for the three-month periods ended June 30, 2010 and 2009, respectively, and $4,619 and $5,108 for the six-month periods ended June 30, 2010 and 2009, respectively. The technology and shared services fee paid to Morris Communications totaled $3,195 and $1,587 for the three-month periods ended June 30, 2010 and 2009, respectively, and $5,021 and $3,193 for the six-month periods ended June 30, 2010 and 2009, respectively. The Company has recorded the management fee within other operating costs in the accompanying consolidated financial statements.

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

Health and Disability Plan—The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense, allocated to the
Company based on the total headcount, was $1,987 and $1,825 for the three-month periods ended June 30, 2010 and 2009, respectively, and $3,923 and $3,810 for the six-month periods ended June 30, 2010 and 2009, respectively.

The Company was also allocated its portion of Morris Communications’ health and disability obligation. The amounts allocated to the Company, based on total headcount, were $1,275 and $1,458 as of June 30, 2010 and December 31, 2009, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense—The Company has participated in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Questo, Inc. ("Questo"), through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $496 and $565 for the three-month periods ended June 30, 2010 and 2009, respectively, and $814 and $968 for the six-month periods ended June 30, 2010 and 2009, respectively.

Loan Receivable from Morris Communications—Under the terms of the Prior Credit Agreement, dated as of December 14, 2005 (the "Prior Credit Agreement") and the indenture to the Original Notes (the "Original Indenture"), the Company had been permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly-owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company had also been permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the Original Indenture.

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

As part of the Restructuring, the reduction of the bondholder debt was accompanied by the cancellation of the aggregate principal amount, plus accrued paid in kind ("PIK") interest, of the Company's Tranche C term loan outstanding under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement"), as a repayment of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, Morris Communications repaid $24,862 of the $26,000 intercompany loan receivable, with the $6,825 of unrecognized accumulated accrued interest canceled, in effect, as a capital contribution. The $1,138 remaining balance on the intercompany loan was reclassified as a non-interest bearing short-term receivable.

During the quarter ended June 30, 2009, the interest accrued on the intercompany loan receivable totaled $216. The average interest rate for the three-month period ended June 30, 2009 was 3.4% on an average loan receivable balance of $24,827.

During the six-month periods ended June 30, 2010 and 2009, the interest accrued on the intercompany loan receivable totaled $134 and $417, respectively. The average interest rate for the six-month periods ended June 30, 2010 and 2009 was 3.3% and 3.4%, respectively, on average loan receivable balances of $25,500 and $24,448, respectively.

Income taxes—The Company is a single member limited liability company and is not subject to income taxes, with its results being included in the consolidated federal income tax return of its ultimate parent. However, the Company is required to provide for its portion of income taxes under a "Tax Consolidation Agreement" with its ultimate parent and other affiliated entities. Under the terms of the agreement, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement as if it filed a separate income tax return and remitted taxes for its current tax liability.

Prior to January 28, 2009, the Company's results were included in the consolidated federal income tax return of Shivers, Morris Communications' and the Company's ultimate parent. The tax provisions were settled through the intercompany account and Morris Communications, the Company's immediate parent, made income tax payments based on the Company's results.

On January 28, 2009, the Company amended its Tax Consolidation Agreement with Morris Communications and Shivers to include Questo as the new common parent of the group and to include MPG Holdings as its new parent, for tax periods after the Company's corporate reorganization. The Amendment did not change the Company's financial rights or obligations and the parent entities remain obligated to indemnify the Company for any tax liability of any other member of the consolidated group.

On January 6, 2010, the Company entered into an Amended and Restated Tax Consolidation Agreement with its parent entities, MPG Holdings, Shivers, and Questo and its affiliated entity, Morris Communications. The amendments in the restated agreement (1) clarify that the Company will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to its parent entity and other related entities, (2) provide that, in calculating the Company's tax payment obligation, the indebtedness of its parent entity, MPG Holdings, will be treated as if it were the Company's indebtedness and (3) provide that the Trustee of the indenture for the New Notes (the "New Indenture") will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of MPG Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or the Company.

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

In July 2008, the Financial Accounting Standards Board ("FASB") issued guidance for the accounting for uncertainty in income taxes which became effective for fiscal years beginning after December 15, 2007. Under this guidance, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under the guidance, the recognition of a tax benefit would only occur when it is "more-likely-than-not" that the position would be sustained in a dispute with the taxing authority in the "court of last resort." The Company believes that adequate provisions have been made for all income tax uncertainties consistent with this standard. See Note 7.

4.	Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Revenue Recognition—Multiple Deliverable Revenue Arrangements," which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to the Company's 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company's financial statements.

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

Changes in the carrying amount of other intangible assets for the six months ended June 30, 2010 is as follows:

Other intangible assets

Balance at December 31, 2009	$6,311
Amortization expense	(191)
Balance at June 30, 2010	$6,120

Amortization expense of other intangible assets totaled $25 and $176 for the three-month periods ended June 30, 2010 and 2009, respectively, and $191 and $348 for the six-month periods ended June 30, 2010 and 2009, respectively.

The remaining expense for the last six months of 2010 and for the four succeeding years for the existing finite-lived intangible assets is as follows:

Amortization Expense
2010	$174
2011	283
2012	264
2013	254
2014	146
2015	699

Other finite-lived and indefinite-lived intangible assets at June 30, 2010 and December 31, 2009 were as follows:

	Cost	Accumulated amortization	Net cost

June 30, 2010:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,545	$1,820
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,595	1,820

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,399	$6,120

December 31, 2009:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,354	$2,011
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,404	2,011

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,208	$6,311

6.	Long-Term Debt

Debt Restructuring—On the Effective Date, the Company completed the following steps to consummate the plan of reorganization confirmed by the Bankruptcy Court:

·
The claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278,478, plus $35,427 in accrued and unpaid interest, were cancelled in exchange for the issuance of $100,000 in aggregate principal amount of New Notes.

In accordance with accounting guidance for troubled debt restructuring, the total maturities of the New Notes includes the stated principal amount plus any additional cash outflows (i.e., the maximum future cash interest payments thereon) on the New Notes. On the Effective Date, the Company recorded the $100,000 in aggregate principal amount outstanding on the New Notes, plus $45,000 in maximum future cash interest payments, as long-term debt within its consolidated balance sheet.

As a result of the Restructuring, the Company recorded pre-tax cancellation of debt ("COD") income of $164,606, net of the write-off of $3,121 in deferred loan costs related to the Original Notes and $1,178 in debt restructuring costs during the first quarter of 2010. Further, any subsequent prepayments on or redemptions of New Notes will reduce the amount of expected future cash interest payments and, thus, will result in a reduction of indebtedness by such amount, which will be treated as additional COD income. Additional debt restructuring costs will be treated as a reduction in COD income.

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

The New Notes are secured by a lien on substantially all of the Company's assets, with the New Notes, and the liens securing the New Notes, subordinated to the Company's senior debt, which includes a $10,000 working capital facility.

Under certain conditions, the notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the New Indenture, the Issuers must offer to use proceeds to redeem the Notes. Upon a change of control of the Company, the Issuers must offer to repurchase all of the New Notes.

The New Indenture contains various representations, warranties and covenants generally consistent with the Original Indenture, including requirements to provide reports and to file publicly available reports with the United Stated Securities and Exchange Commission ("SEC") (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures.

In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At June 30, 2010, the Company was in compliance with all financial covenants under the New Indenture.

Pursuant to their rights under the New Indenture, the holders of the New Notes have appointed an observer to the Board of Directors of the Company and each of its subsidiaries.

·
The Morris family, through their affiliated entities, made a capital contribution to the Company of $87,244 and repaid $24,862 of intercompany indebtedness to the Company, resulting in the cancellation of $112,106 (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

Repayment of Tranche A Term Loan—On March 1, 2010, the Company repaid from excess cash on hand, as required under the New Indenture, the entire $19,700 principal amount of Tranche A senior secured debt, plus $16 in accrued interest and a $300 prepayment fee, leaving only the $6,800 (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

Refinancing of Tranche B Term Loan—Under the New Indenture, the Company was permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Credit Agreement.

On April 26, 2010, in connection with, and immediately prior to entering into the Working Capital Facility (as described below), the Company refinanced the Tranche B term loan under the Credit Agreement in the amount of approximately $7,126 (including $327 in accrued PIK interest) with a $7,126 loan from a commercial bank.

Working Capital Facility— On April 26, 2010, the Company entered into a senior, secured Loan and Line of Credit Agreement with Columbus Bank & Trust Company (the "Bank"), providing for a revolving line of credit in the amount of $10,000 (the "Working Capital Facility"). The parties to the Working Capital Facility are Morris Publishing, as borrower, all of its subsidiaries and its parent, as guarantors, and the Bank.

Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%.

The $453 in debt issuance costs associated with the loan were deferred and are being amortized ratably through May 15, 2011, the maturity date of the Working Capital Facility.

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

As permitted by the New Indenture, the Company intends to maintain a $10,000 senior secured Working Capital Facility for the foreseeable future. While the current Working Capital Facility expires in May 2011, the Company intends to either renew or replace this Working Capital Facility from time to time. If at any time the Company does not have a Working Capital Facility, it would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7,000 to provide liquidity, as permitted by the New Indenture, but the Company would be required to use monthly excess free cash flow to redeem New Notes to the extent its cash balances exceed $7,000.

Repayment of Refinancing Indebtedness— As required by the New Indenture, upon entering into a working capital facility, the Company used part of its available cash to fully repay the Refinancing Indebtedness immediately upon its issuance. Since this Refinancing Indebtedness was immediately repaid without an accrual of interest, the interest rate on the New Notes remained at 10% per annum, payable in cash.

Redemption Summary— As required by the New Indenture, upon repayment of the Tranche A senior secured debt (as described above), the Company was required to apply a portion of their available cash on hand as of the Effective Date to indebtedness under the Tranche B term loan and to redeem the New Notes, on a pro rata basis. Prior to the entering into the Working Capital Facility, the amount of cash to be applied was equal to an amount that, if applied, would reduce the available cash on hand on the issue date to $7,000.

As required by the New Indenture, upon the repayment of the Refinancing Indebtedness (as described above), the Company applied the remainder of its available cash on hand to repay the amount borrowed against the Working Capital Facility and then to redeem the New Notes.

In addition, the Company is required by the New Indenture to use its monthly positive operating cash flow, net of permitted cash flow adjustments, ("Excess Free Cash Flow") to repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes.

The table below summarizes the above transactions:

		Redemption of New Notes		Repayment
	Total	Principal	Interest	Tranche B term loan	Working Capital Facility	Excess Free Cash Flow Payment Date

Excess cash-Tranche A repayment	$3,465	$3,211	$21	$233	$-	4/23/10
Excess cash-Tranche B refinance	2,237	1,760	24	-	453	5/21/10
Excess Free Cash Flow-May	1,038	1,016	22	-	-	6/17/10
Total-second quarter	6,740	5,987	67	233	453

Excess Free Cash Flow-June	2,817	2,803	14	-	-	7/19/10

Total-year to date	$9,557	$8,790	$81	$233	$453

The Company had no Excess Free Cash Flow during March 2010 primarily due to the repayment of the Tranche A term loan and during April primarily due to the repayment of the Refinancing Indebtedness. There was no outstanding balance on the Working Capital Facility at May 31, 2010 and June 30, 2010.

Total Long-Term Debt Summary—The following table summarizes the above transactions and reflects its total outstanding debt on June 30, 2010 and December 31, 2009:

Long-term debt	Outstanding as of 12/31/2009	Additional accrued interest	Net advances (repayment)	Capital contribution to Morris Publishing	Cancellation of Original Notes	New Notes	Outstanding as of 6/30/2010

Credit Agreement
Tranche A	$19,700	$-	$(19,700)	$-	$-	$-	$-
Tranche B	7,021	339	(7,360)	-	-	-	-
Tranche C	111,192	914	(24,862)	(87,244)	-	-	-
	137,913	1,253	(51,922)	(87,244)	-	-	-
Original Indenture
Original Notes	278,478	-	-	-	(278,478)	-	-
Accrued and unpaid interest	31,268	4,159	-	-	(35,427)	-	-
	309,746	4,159	-	-	(313,905)	-	-
New Indenture
Exchange for New Notes	-	-	-	-	-	100,000	100,000
Redemptions	-	-	-	-	-	(5,987)	(5,987)
Maximum future cash interest payments	-	-	-	-	-	39,172	39,172
	-	-	-	-	-	133,185	133,185

Total	$447,659	$5,412	$(51,922)	$(87,244)	$(313,905)	$133,185	$133,185

The average interest rate on the Company's total aggregate principal amount of debt outstanding (excluding the future cash interest payments) was 10% at June 30, 2010 and 7.7% at December 31, 2009.

Current Maturities of Long-Term Debt Summary— The table below summarizes the current maturities of long-term debt outstanding as of June 30, 2010 and December 31, 2009:

	Current maturity of long-term debt
	June 30, 2010	December 31, 2009

Existing Credit Agreement
Tranche A	$-	$19,700
Tranche B (including accrued PIK interest)	-	7,021
Total	-	26,721

New Indenture
New Notes-principal and future cash interest payments (a)	20,500	20,500

Total	$20,500	$47,221

(a) The New Indenture requires monthly redemptions of New Notes with certain amounts of "Excess Free Cash Flow" as defined in the New Indenture. The current maturities of the New Notes include management's estimate of payments of Excess Free Cash Flow and future cash interest payments on the New Notes required during the twelve months following the end of the period presented.

At December 31, 2009, the current maturities of long-term debt reflect the consummation of the Restructuring on March 1, 2010, the refinancing and repayment of the Tranche B term loan on April 26, 2010, and the entering into a $10,000 working capital facility on April 26, 2010. All debt cancelled upon the consummation of the Restructuring (the Tranche C term loan and Original Notes) is considered not paid and is included within non-current maturities of long-term debt as of December 31, 2009.

New Notes—At June 30, 2010, the principal amount outstanding on the New Notes was $94,013, with the maximum future cash interest payments totaling $39,172. Cash interest on the New Notes totaled $2,417 and $3,250 for the three and six-month periods ended June 30, 2010, of which $2,350 was accrued at the end of the second quarter of 2010 and payable July 1, 2010.

Due to the Company's redemption of the $5,987 in aggregate principal amount outstanding on the New Notes, the total expected cash interest payments, including the cash interest payments paid or accrued during the first six months of 2010, were reduced by $2,578, in effect, increasing COD income by the same amount. As a result, COD income, net of the $1,035 in additional debt restructuring costs, was $1,543 during the second quarter of 2010.

The table below summarizes the components of the income from the cancellation of debt during the first six months of 2010:

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Future cash interest payments as of March 31, 2010	(45,000)
Reduction in future cash interest payments based on redemptions	2,578
(142,422)
Other costs
Debt restructuring costs-first six months of 2010	(2,213)
Write-off of deferred loan costs	(3,121)
(5,334)

Income from cancellation of debt	$166,149

Credit Agreement—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans was PIK.

Prior Credit Agreement—At June 30, 2009, the Company had $60,000 outstanding on its revolving credit facility. The commitment fee on the unborrowed funds available under the revolver was 0.5% at June 30, 2009.

At June 30, 2009, the interest rate was 3.3% on the $78,750 Tranche A term loan and was 3.4% on the revolving line of credit.

During the three and six-month periods ended June 30, 2009, the Company paid $2,250 and $4,500 in principal due on the term loan, respectively.

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

In addition, the Company wrote off $199 in deferred loan costs during January of 2009.

7.	Income Taxes

The Company does not intend to reduce its tax attributes as a result of the COD income excluded from its taxable income.
During 2010, the Company has accrued $13,012 as a long-term tax liability for an uncertain tax position. If required, tax attribute reduction could increase income taxes payable for 2011 and after, but would not impact the determination of the Company's tax liability for 2010, the year in which the COD income is realized.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at December 31, 2009	$-

Increases based on tax positions in current year	13,012

Balance at June 30, 2010	$13,012

The provision (benefit) for income taxes for the three and six-month periods ended June 30, 2010 was $2,290 and ($8,156), respectively. The income tax benefit related to the COD income reported in the first quarter of 2010 was $9,225.

The income tax benefit for the three and six-month periods ended June 30, 2009 was $729 and $8,306, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2010 and 2009 and with our audited consolidated financial statements as of December 31, 2009 and 2008 and for each of three years in the period ended December 31, 2009, filed on Form 10-K.

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

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our allowances for bad debts, asset impairments, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the six-month period ended June 30, 2010 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2009 filed with the SEC on Form 10-K.

Debt Restructuring—On March 1, 2010, we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court, reducing the total principal amount of our debt outstanding from $447.7 million at December 31, 2009 to $107.2 million plus total future cash interest payments. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors and there was no change in equity ownership interests as a result of the debt restructuring.

The reader should evaluate any information provided herein in this context. Refer to the liquidity and capital resources within this section for additional information on the debt restructuring.

Parent company reorganization—On January 28, 2009, Shivers Trading & Operating Company ("Shivers"), our indirect corporate parent, and Morris Communications (then our direct parent), consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

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

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement, effective March 1, 2010, which changed the fees payable by Morris Publishing to an allocation of the actual amount of costs of providing the services, but the fees shall not exceed $22,000 in any calendar year.

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

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement with our parent entities, MPG Holdings, Shivers, and Questo and our affiliated entity, Morris Communications. The amendments in the restated agreement (1) clarify that we will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating our tax payment obligation, the indebtedness of our parent entity will be treated as if it were our indebtedness and (3) provide that the Trustee of the indenture under the Floating Rate Secured Notes due 2014 (the "New Indenture") will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of our parent entity, if such elections, positions or actions would have an adverse consequence on the Floating Rate Secured Notes due 2014 (the "New Notes") or Morris Publishing.

We account for income taxes under the provisions of the liability method as required by accounting guidance, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

In July 2008, the Financial Accounting Standards Board ("FASB") issued guidance for the accounting for uncertainty in income taxes which became effective for fiscal years beginning after December 15, 2007. Under this guidance, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under the guidance, the recognition of a tax benefit would only occur when it is "more-likely-than-not" that the position would be sustained in a dispute with the taxing authority in the "court of last resort." We believe that adequate provisions have been made for all income tax uncertainties consistent with this standard.

Recently issued accounting standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Revenue Recognition—Multiple Deliverable Revenue Arrangements," which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

Overview

Morris Publishing owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing-owned newspapers include, among others, The Florida Times-Union , Jacksonville, The Augusta (Ga.) Chronicle, Savannah (Ga.) Morning News, Lubbock (Texas) Avalanche-Journal, Amarillo (Texas) Globe-News, Athens (Ga.) Banner Herald, Topeka (Kans.) Capital-Journal, and The St. Augustine (Fla.) Record.

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers.

During the second quarter of 2010, advertising revenue represented 71.1% of our total net operating revenue, compared to 72.2 % during the same period last year. Our advertising revenue consisted of 57.8% in retail, 35.4% in classified and 6.8% in national. Online advertising revenue, included in all advertising categories above, represented 15.3% of our second quarter of 2010 advertising revenue, up from 14.2% in 2009.

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

Circulation revenue represented 25.2% of our total net operating revenue during the second quarter of 2010, compared to 24.6 % during the same quarter last year.

During the second quarter of 2010, employee labor (wages and salaries) and newsprint costs are the primary costs at our newspapers, representing 30.8% and 10.5%, respectively, of our total operating costs.

In addition, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing.

Financial summary for the three months ended June 30, 2010 compared to June 30, 2009

Financial Summary. The following table summarizes our consolidated financial results for the three months ended June 30, 2010 and 2009:

	Three months ended June 30,
(Dollars in thousands)	2010	2009

Total net operating revenues	$60,354	$63,493
Total operating expenses	56,863	56,142
Operating income	3,491	7,351
Interest expense and loan amortization cost	154	7,007
(Income) expense from cancellation of debt, net	(1,543)	2,618
Other	(38)	(246)
Other (income) expenses, net	(1,427)	9,379
Income (loss) before taxes	4,918	(2,028)
Income tax provision (benefit)	2,290	(729)
Net income (loss)	$2,628	$(1,299)

Compared to the second quarter of 2009, our total net operating revenues were $60.4 million, down $3.1 million, or 4.9%, from $63.5 million in 2009 and total operating expenses were $56.9 million, up $0.7 million, or 1.3%, from $56.2 million in 2009. As a result, our operating income was $3.5 million for the second quarter of 2010, down $3.9 million, or 52.5%, from $7.4 million during the same period last year.

Compared to the second quarter last year, interest and loan amortization expense totaled $0.2 million compared to $7.0 million last year.

In accordance with the accounting guidance for troubled debt restructuring, future cash interest payments are recorded as indebtedness with respect to the New Notes, such that future cash interest payments on the New Notes, when accrued, will not be treated as an expense, but will be treated as payments on this recorded indebtedness. Therefore, no interest expense was recorded on the New Notes during the second quarter of 2010. Further, we do not expect to accrue interest expense on the New Notes for the remainder of 2010 or in future years. Thus, our interest expense will not be comparable to an issuer that incurred indebtedness on terms identical to the New Notes under normal circumstances, rather than as part of a troubled debt restructuring. Cash interest on the New Notes totaled $2,417 for the three-month period ended June 30, 2010, of which $2,350 was accrued at the end of the second quarter of 2010 and payable July 1, 2010.

During the second quarter of 2010, the PIK interest expense on the Tranche B term loan under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement") totaled $0.1 million.

During the second quarter of 2009, interest expense under the Credit Agreement, dated as of December 14, 2005 (the "Prior Credit Agreement") totaled $1.3 and interest expense (accrued and unpaid) on the aggregate principal amount outstanding on the Original Notes totaled $4.9 million.

Compared to the second quarter of 2009, loan amortization expense totaled $0.1 million, down $0.7 million from $0.8 million last year. During the second quarter of 2009, the amortization periods for the deferred loan costs associated with the loans under the Prior Credit Agreement were accelerated, with the loan costs being amortized ratably through May, 2009, the date when the loans under the Prior Credit Agreement were originally required to be repaid pursuant to a prior amendment.

During the second quarter of 2010, we redeemed a total of $6.0 million of the principal amount of New Notes, in effect, reducing future cash interest payments by $2.6 million and increasing income from the cancellation of debt ("COD") by the same amount.

As part of our restructuring efforts, we incurred $1.1 million and $2.6 million in fees paid to advisors and consultants of our then-senior creditors and of certain of the holders of the Original Notes during the second quarter of 2010 and 2009, respectively. These debt restructuring costs were recorded as a reduction in COD income.

Our income before taxes was $4.9 million, compared to a loss before taxes of $2.0 million last year.

The provision for income taxes was $2.3 million during the second quarter of 2010, compared to an income tax benefit of $0.7 million last year.

Our net income was $2.6 million compared to a net loss of $1.3 million during the second quarter last year.

Results of operations for the three months ended June 30, 2010 compared to June 30, 2009

Net operating revenue. The table below presents the total net operating revenue for the three months ended June 30, 2010 compared to June 30, 2009:

(Dollars in thousands)	Three months ended June 30,		Percentage change
	2010	2009	2010 vs. 2009
Net operating revenues
Advertising
Retail	$25,055	$26,566	(5.7%)
National	2,928	3,335	(12.2%)
Classified	15,331	15,912	(3.7%)
Total advertising revenues	43,314	45,813	(5.5%)
Circulation	15,338	15,594	(1.6%)
Other	1,702	2,087	(18.4%)
Total net operating revenues	$60,354	$63,494	(4.9%)

Advertising revenue. During the second quarter of 2010, advertising revenue was $43.3 million, a decrease of $2.5 million, or 5.5%, from $45.8 million during the second quarter last year.

Compared to the second quarter last year, run of press advertising revenue was $24.7 million, down $1.9 million, or 7.1%, and insert advertising revenue was $10.4 million, down $0.6 million, or 5.6%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.6 million, down $0.1 million, or 6.5%.

Online advertising revenue was $6.6 million, up $0.1 million, or 1.7%, from last year. Compared to last year, total page-views were183 million, up 13 million, or 7.8% while unique page-views were 19 million, up 4 million, or 30.6%.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Our existing Florida newspapers and publications, which account for 32.1% of our total advertising revenues, contributed 52.2% of our entire net decline in advertising revenue. Real estate remained a languishing part of the state of Jacksonville's economy and double digit unemployment in Jacksonville continued to weigh on consumer spending.

Compared to the second quarter of 2009, advertising revenue from our daily newspapers was down $2.4 million, or 5.7%.

Advertising revenue from Jacksonville was down $1.2 million, or 9.2%, and St. Augustine was down $0.1 million, or 4.5%.

Augusta was down $0.2 million, or 3.4%, Savannah was down $0.3 million, or 6.3%, Lubbock was down $0.3 million, or 7.1%, and Topeka was down $0.1 million, or 4.0%. Athens and Amarillo were unchanged from last year. Our five other daily newspapers were together down $0.2 million, or 5.4%.

Our non-daily publications were down $0.1 million, or 3.2%, with declines from Skirt! and Jacksonville's discontinued Waters Edge city magazine offset somewhat by the gain from Augusta city magazine.

Retail advertising revenue:

Retail advertising revenue was $25.1 million, down $1.5 million, or 5.7%, from $26.6 million the prior year.

Insert retail revenue was $9.4 million, down $0.5 million, or 5.4%, while print retail advertising revenue was $11.6 million, down $1.0 million, or 7.7%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.5 million, down $0.1 million, or 8.9%, from last year. Retail online revenue was $2.6 million, up $0.1 million, or 5.4%, from last year.

Our Jacksonville newspaper’s retail advertising revenue was down $0.5 million, or 6.9%, with significant declines from restaurants, entertainment, apparel, home improvement, financial, auto aftermarket and department stores.

Classified advertising revenue:

Total classified advertising revenue was $15.3 million, down $0.6 million, or 3.7%, from $15.9 million during the second quarter of 2009.

Print classified advertising revenue was $11.6 million, down $0.5 million, or 4.3%, and online classified advertising revenue was $3.6 million, down $0.1 million, or 2.3%, from last year. Excluding the employment category, online classified advertising revenue was down 1.4% from last year.

Jacksonville was down $0.5 million, or 11.3%; with significant declines in real estate, automotive and employment.

National advertising revenue:

Total national advertising revenue was $2.9 million, down $0.4 million, or 12.2%, from $3.3 million last year, with Jacksonville contributing 56.1% of the net decrease.

Circulation revenue. During the second quarter of 2010, circulation revenue was $15.3 million, down $0.3 million, or 1.6%, from $15.6 million the same quarter last year.

Average daily and Sunday circulation volume was down 9.1% and 7.7%, respectively, with Jacksonville contributing about 36% of the weekly circulation decline.

Other revenue. Other revenue was $1.7 million, down $0.4 million, or 18.4%, from $2.1 million during the second quarter of 2009 primarily due to the decrease in Skirt! magazines royalty fees.

Net operating expense. The table below presents the total operating expenses for three months ended June 30, 2010 compared to June 30, 2009:

(Dollars in thousands)	Three months ended June 30,		Percentage change
	2010	2009	2010 vs. 2009
Operating expenses

Labor and employee benefits	$23,918	$24,516	(2.4%)
Newsprint, ink and supplements	6,691	5,331	25.5%
Other operating costs	23,922	23,270	2.8%
Depreciation and amortization	2,332	3,025	(22.9%)
Total operating expenses	$56,863	$56,142	1.3%

Labor and employee benefits. During the second quarter of 2010, total labor and employee benefit costs were $23.9 million, down $0.6 million or 2.4%, from $24.5 million last year, with these costs being favorably impacted by reductions in head count and wages.

Compared to the second quarter of 2009, our salaries and wages totaled $17.5 million, down $0.9 million, or 5.1% and average full time employee equivalents ("FTEs") were 2.0 million, down 0.1, or 4.4%.

Commissions and bonuses were $2.8 million, up $0.2 million, or 9.2%, from last year.

Employee medical insurance cost was $2.0 million, up $0.2 million, or 8.9%.

Payroll tax expense totaled $1.6 million, down $0.1 million, or 3.1%, from same quarter last year.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $6.7 million, up $1.4 million, or 25.5%, from $5.3 million during the second quarter last year.

Compared to the second quarter last year, total newsprint expense was $6.0 million, up $1.4 million, or 30.4%, with a 28.8% increase in the average cost per ton of newsprint and a 1.7% increase in newsprint consumption.

Ink expense and supplements expense were $0.4 million and $0.3 million, respectively, unchanged from the same quarter last year.

Other operating costs. Compared to the second quarter of last year, other operating costs were $23.9 million, up $0.7 million, or 2.8%, from $23.3 million.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $5.4 million, up $1.3 million, or 31.4%, from $4.1 million last year.

Depreciation and amortization. Depreciation and amortization expense was $2.3 million, down $0.7 million, or 22.9%, from $3.0 million during the second quarter of 2009.

Financial summary for the six months ended June 30, 2010 compared to June 30, 2009

Financial Summary. The following table summarizes our consolidated financial results for the six months ended June 30, 2010 and 2009:

(Dollars in thousands)	2010	2009

Total net operating revenues	$119,819	$127,707
Total operating expenses	113,738	118,945
Operating income	6,081	8,762
Interest expense and loan amortization cost	6,357	14,442
(Income) expense from cancellation of debt, net	(166,149)	5,486
Reserve on note receivable	-	11,538
Other	(71)	(523)
Other (income) expenses, net	(159,863)	30,943
Income (loss) before taxes	165,944	(22,181)
Income tax benefit	(8,156)	(8,306)
Net income (loss)	$174,100	$(13,875)

During the first six months of 2010, our total net operating revenues were $119.8 million, down $7.9 million, or 6.2%, from $127.7 million in 2009 and total operating expenses were $113.7 million, down $5.2 million, or 4.4%, from $118.9 million in 2009. As a result, our operating income was $6.1 million for the first six months of 2010, down $2.7 million, or 30.6%, from $8.8 million during the same period last year.

Interest and loan amortization expense totaled $6.3 million, compared to $14.4 million last year.

In accordance with the accounting guidance for troubled debt restructuring, future cash interest payments are recorded as indebtedness with respect to the New Notes, such that future cash interest payments on the New Notes, when accrued, will not be treated as an expense, but will be treated as payments on this recorded indebtedness. Therefore, no interest expense was recorded on the New Notes during the first six months of 2010. Further, we do not expect to accrue interest expense on the New Notes for the remainder of 2010 or in future years. Thus, our interest expense will not be comparable to an issuer that incurred indebtedness on terms identical to the New Notes under normal circumstances, rather than as part of a troubled debt restructuring. Cash interest on the New Notes totaled $3,250 for the six-month period ended June 30, 2010, of which $2,350 was accrued at the end of the second quarter of 2010 and payable July 1, 2010.

Interest expense on the Tranche A, B and C term loans under the Credit Agreement totaled $0.8 million (including the $0.3 million prepayment penalty), $0.3 million and $0.9 million during the first six months of 2010, respectively. The interest on both the Tranche B and C term loans was PIK.

Prior to the Restructuring, interest expense (accrued and unpaid) on the aggregate principal amount outstanding on the Original Notes totaled $4.1 million during 2010, compared to $9.7 million during the first six months of 2009. The 2010 interest expense included the 1% default interest on the Original Notes.

Interest expense under the Prior Credit Agreement totaled $2.5 million for the six-month period ending June 30, 2009.

Compared to the first six months of 2009, loan amortization expense totaled $0.2 million, down $2.0 million from $2.2 million last year. During the first six months of 2009, the amortization periods for the deferred loan costs associated with the loans under the Prior Credit Agreement were accelerated, with the loan costs being amortized ratably through May, 2009, the date when the loans under the Prior Credit Agreement were originally required to be repaid pursuant to a prior amendment.

On March 1, 2010, the effective date of our debt restructuring, the claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278.5 million, plus $35.4 million in accrued and unpaid interest, were cancelled in exchange for the issuance of $100.0 million in aggregate principal amount of Floating Rate Secured Notes due 2014 (the "New Notes"), plus $45.0 million in maximum future cash interest payments. As a result, we recorded COD income of $164.6 million, net of the write-off of $3.1 million in deferred loan costs related to the Original Notes and $1.2 million costs in fees paid to advisors and consultants of our then-senior creditors and of certain of the holders of the Original Notes ("debt restructuring costs") during the first quarter of 2010.

During the second quarter of 2010, we redeemed a total of $6.0 million of the principal amount of the New Notes, in effect, reducing the maximum cash interest payments by $2.6 million and increasing the COD income by the same amount.

During the second quarter of 2010, the $1.0 million in additional debt restructuring costs were recorded as a reduction in COD income. For the first six months of 2010 and 2009; debt restructuring costs totaled $2.2 million and $5.5 million, respectively.

The table below summarizes the components of our income from the cancellation of debt during the first six months of 2010: (Dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Future cash interest payments as of March 31, 2010	(45,000)
Reduction in future cash interest payments based on redemptions	2,578
(142,422)
Other costs
Debt restructuring costs-first six months of 2010	(2,213)
Write-off of deferred loan costs	(3,121)
(5,334)

Income from cancellation of debt	$166,149

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

During the first six months of 2009, we received $0.5 million in interest income from GateHouse.

Our income before taxes was $165.9 million, which included the $166.1 million of COD income; compared to a loss before taxes of $22.2 million during the first six months last year.

The income tax benefit for the six months ended June 30, 2010 was $8.2 million. The income tax benefit related to the COD income recorded in the first quarter of 2010 was $9.2 million.

The income tax benefit for the six months ended June 30, 2009 was $8.3 million.

Net income for the first six months of 2010 was $174.1 million compared to a loss of $13.9 million last year.

Results of operations for the six months ended June 30, 2010 compared to June 30, 2009

Net operating revenue. The table below presents the total net operating revenue for the six months ended June 30, 2010 compared to June 30, 2009:

(Dollars in thousands)	Six months ended June 30,		Percentage change
	2010	2009	2010 vs. 2009
Net operating revenues
Advertising
Retail	$49,286	$53,305	(7.5%)
National	6,106	7,057	(13.5%)
Classified	29,464	31,694	(7.0%)
Total advertising revenues	84,856	92,056	(7.8%)
Circulation	31,133	31,513	(1.2%)
Other	3,830	4,138	(7.4%)
Total net operating revenues	$119,819	$127,707	(6.2%)

Advertising revenue. During the first six months of 2010, advertising revenue was $84.9 million, a decrease of $7.2 million, or 7.8%, from $92.1 million during the first six months last year.

During the first six months of 2010, advertising revenue represented 70.5% of our total net operating revenue, compared to 72.1% during the same period last year. Our advertising revenue consisted of 58.1% in retail, 34.7% in classified and 7.2% in national. Online advertising revenue, included in all advertising categories above, represented 14.8% of our second quarter of 2010 advertising revenue, up from 14.0% in 2009.

Compared to the first six months last year, run of press advertising revenue was $48.0 million, down $5.5 million, or 10.3%, and insert advertising revenue was $20.5 million, down $1.0 million, or 4.8%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.8 million, down $0.4 million, or 9.6%.

Online advertising revenue was $12.6 million, down $0.3 million, or 2.0%, from last year. Compared to last year, total page-views were 350 million, up 26 million, or 8.1% while unique page-views were 36 million, up 8 million, or 30.1%.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to local or regional conditions.

Our existing Florida newspapers and publications, which account for 32.3% of our total advertising revenues, contributed 56.7% of our entire net decline in advertising revenue. Real estate remained a languishing part of the state of Jacksonville's economy, with home prices continuing to fall as additional foreclosure added to the surplus and with potential buyers facing difficulty getting loans. In addition, double digit unemployment in Jacksonville continued to weigh on consumer spending.

Compared to the first six months of 2009, advertising revenue from our daily newspapers was down $6.8 million, or 8.2%.

Advertising revenue from Jacksonville was down $3.7 million, or 14.0%, and St. Augustine was down $0.2 million, or 4.7%.

Augusta was down $0.4 million, or 4.3%, Savannah was down $0.3 million, or 3.7%, Lubbock was down $0.6 million, or 7.0%, Amarillo was down $0.2 million, or 2.0%, Topeka was down $0.5 million, or 7.3%, and Athens was down $0.3 million, or 6.7%. Our five other daily newspapers were down $0.6 million, or 8.9%.

Our non-daily publications were down $0.4 million, or 4.6%, with declines from Skirt! and Jacksonville's discontinued Waters Edge city magazine offset somewhat by the gains from the Savannah and Augusta city magazines.

Retail advertising revenue:

Retail advertising revenue was $49.3 million, down $4.0 million, or 7.5%, from $53.3 million during the prior year.

Insert retail revenue was $18.4 million, down $0.8 million, or 4.2%, while print retail advertising revenue was $22.6 million, down $2.6 million, or 10.6%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.5 million, down $0.5 million, or 11.8%, from last year. Retail online revenue was $4.8 million, down $0.1 million, or 1.3%, from last year.

Our Jacksonville newspaper’s retail advertising revenue was down $1.7 million, or 12%, with significant declines from restaurants, entertainment, apparel, home improvement, financial, auto aftermarket and department stores.

Classified advertising revenue:

Total classified advertising revenue was $29.5 million, down $2.2 million, or 7.0%, from $31.7 million the first six months of 2009.

Print classified advertising revenue was $22.2 million, down $2.0 million, or 8.1%, and online classified advertising revenue was $7.0 million, down $0.3 million, or 4.3%, from last year. Excluding the employment category, online classified advertising revenue was down 0.6% from last year.

Jacksonville was down $1.5 million, or 16.9%; with significant declines in real estate, automotive and employment.

National advertising revenue:

Total national advertising revenue was $6.1 million, down $1.0 million, or 13.5%, from $7.1 million last year, with Jacksonville contributing 61.5% of the net decrease.

Circulation revenue. During the first six months of 2010, circulation revenue was $31.1 million, down $0.4 million, or 1.2%, from $31.5 million during the same period last year.

Average daily and Sunday circulation volume was down 5.9% and 5.1%, respectively, from the end of 2009, with Jacksonville contributing about 33% of the weekly circulation decline.

Other revenue. Other revenue was $3.8 million, down $0.3 million, or 7.4%, from $4.1 million the first six months of 2009 primarily due to the decrease in Skirt! royalty fees.

Net operating expense. The table below presents the total operating expenses for six months ended June 30, 2010 compared to June 30, 2009:

(Dollars in thousands)	Six months ended June 30,		Percentage change
	2010	2009	2010 vs. 2009
Operating expenses

Labor and employee benefits	$48,878	$51,757	(5.6%)
Newsprint, ink and supplements	12,173	12,767	(4.7%)
Other operating costs	47,825	48,277	(0.9%)
Depreciation and amortization	4,862	6,144	(20.9%)
Total operating expenses	$113,738	$118,945	(4.4%)

Labor and employee benefits. During the first months of 2010, total labor and employee benefit costs were $48.9 million, down $2.9 million, or 5.6%, from $51.8 million last year, with these costs being favorably impacted by reductions in head count and wages.

Compared to the first six months of 2009, our salaries and wages totaled $35.0 million, down $3.6 million, or 9.3%, and our FTEs for the first six months of 2010 were 2,042, down 126, or 5.8%.

Excluding the $0.9 million in employee severance costs during the first six months of 2009; our average pay rate was down 2.8%. Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $12.2 million, down $0.6 million, or 4.7%, from $12.8 million during the first six months last year.

Compared to the first six months last year, total newsprint expense was $10.8 million, down $0.3 million, or 2.8%, with a 2.5% decrease in the average cost per ton of newsprint and a 0.3% decrease in newsprint consumption.

Ink expense was $0.8 million, unchanged from the same quarter last year, and supplements expense was $0.6 million, down $0.3 million, or 34.3%, from the same period last year.

Other operating costs. Compared to the first six months last year, other operating costs were $47.8 million, down $0.5 million, or 0.9%, from $48.3 million.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $9.6 million, up $1.3 million, or 16.1%, from $8.3 million last year.

Depreciation and amortization. Depreciation and amortization expense was $4.8 million, down $1.2 million, or 20.9%, from $6.2 million during the first six months of 2009.

Liquidity and capital resources

Our unrestricted cash balance was $6.9 million at June 30, 2010, compared with $25.6 million at December 31, 2009.

At June 30, 2010, our sources of liquidity were the cash flow generated from operations, our cash balances and a $10.0 million senior secured Working Capital Facility (as described below). Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital and the quarterly interest payments and any required monthly excess free cash flow redemptions on the New Notes.

As permitted by the New Indenture, we intend to maintain a $10 million senior secured Working Capital Facility for the foreseeable future. Our current Working Capital Facility expires in May 2011, and we intend to either renew or replace this Working Capital Facility from time to time. If at any time we do not have a Working Capital Facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

We expect that, for the reasonably foreseeable future, cash generated from operations, together with the proceeds from the Working Capital Facility, will be sufficient to allow us to service our debt, fund our operations, and to fund planned capital expenditures and expansions. However, our cash reserves or the Working Capital Facility may not be able to cover any significant unexpected periods of negative cash flow.

Our stronger capital position and increased liquidity affords us additional time and resources to execute our broader business restructuring strategy, including refinement of our business model, and efficiency enhancements. We will continue to focus on owning and operating newspapers and other publications in small and mid-size communities. We also will continue to implement strategies in response to declining advertising revenues and changing market conditions, including by restructuring the operations of our business and implementing various initiatives to increase revenues and decrease our costs.

Operating activities. Net cash provided by operations was $17.0 million for the first six months of 2010, up $2.8 million from $14.2 million for the same period in 2009.

Current assets were $40.3 million and current liabilities, excluding the current portion of long-term debt and accrued future cash interest payments, were $28.6 million as of June 30, 2010 as compared to current assets of $65.0 million and current liabilities, excluding the current portion of long-term debt, of $24.8 million as of December 31, 2009.

Investment activities. Net cash used in investing activities was $0.4 million for the first six months of 2010, up $0.3 million from $0.1 million for the same period in 2009.

For the first six months in 2010 and 2009, we spent $0.5 million and $0.3 million on property, plant and equipment, respectively. We anticipate our total capital expenditures to range from $3.0 million to $5.0 million during 2010.

Financing activities. Net cash used in financing activities was $35.4 million for the first six months of 2010 compared to $1.2 million used in financing activities for the same period in 2009.

Debt Restructuring— On the Effective Date, March 1, 2010, we completed the following steps to consummate the plan of reorganization confirmed by the Bankruptcy Court:

·
The claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278.5 million, plus $35.4 million in accrued and unpaid interest, were cancelled in exchange for the issuance of $100.0 million in aggregate principal amount of New Notes, plus future cash interest payments.

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

The New Notes are secured by a lien on substantially all of our assets, with the New Notes, and the liens securing the New Notes, subordinated to our senior debt, which includes a $10.0 million working capital facility.

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

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At June 30, 2010, we were in compliance with all financial covenants under the New Indenture.

Pursuant to their rights under the New Indenture, the holders of the New Notes have appointed an observer to our Board of Directors and each of our subsidiaries.

·
The Morris family, through their affiliated entities, made a capital contribution to Morris Publishing of $87.2 million and repaid $24.9 million of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112.1 million (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

Repayment of Tranche A Term Loan—On March 1, 2010, we repaid from excess cash on hand, as required under the New Indenture, the entire $19.7 million principal amount of Tranche A senior secured debt, plus accrued interest and a $0.3 million prepayment fee, leaving only the $6.8 million (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

Refinancing of Tranche B Term Loan—Under the New Indenture, we were permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Credit Agreement.

On April 26, 2010, in connection with, and immediately prior to entering into the Working Capital Facility (as described below), we refinanced the Tranche B term loan under the Credit Agreement in the amount of approximately $7.1 million (including accrued PIK interest) with a $7.1 million loan from a commercial bank.

Working Capital Facility—On April 26, 2010, we entered into a senior, secured Loan and Line of Credit Agreement with Columbus Bank & Trust Company (the "Bank"), providing for a revolving line of credit in the amount of $10 million (the "Working Capital Facility"). The parties to the Working Capital Facility are Morris Publishing, as borrower, all of its subsidiaries and its parent, as guarantors, and the Bank.

Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%.

The $0.5 million in debt issuance costs associated with the loan were deferred and are being amortized ratably through May 15, 2011, the maturity date of the Working Capital Facility.

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

Repayment of Refinancing Indebtedness— As required by the New Indenture, upon entering into a working capital facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance. Since this Refinancing Indebtedness was immediately repaid without an accrual of interest, the interest rate on the New Notes remained at 10% per annum, payable in cash.

Redemption Summary— As required by the New Indenture, upon repayment of the Tranche A senior secured debt (as described above), we were required to apply a portion of our available cash on hand as of the Effective Date to indebtedness under the Tranche B term loan and to redeem the New Notes, on a pro rata basis. Prior to the entering into the Working Capital Facility, the amount of cash to be applied was equal to an amount that, if applied, would reduce the available cash on hand on the issue date to $7.0 million.

As required by the New Indenture, upon the repayment of the Refinancing Indebtedness (as described above), we applied the remainder of our available cash on hand to repay the amount borrowed against the Working Capital Facility and then to redeem the New Notes.

In addition, we are required by the New Indenture to use our monthly positive operating cash flow, net of permitted cash flow adjustments, ("Excess Free Cash Flow") to repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes.

The table below summarizes the above transactions: (dollars in thousands)

		Redemption of New Notes		Repayment
	Total	Principal	Interest	Tranche B term loan	Working Capital Facility	Excess Free Cash Flow Payment Date

Excess cash-Tranche A repayment	$3,465	$3,211	$21	$233	$-	4/23/10
Excess cash-Tranche B refinance	2,237	1,760	24	-	453	5/21/10
Excess Free Cash Flow-May	1,038	1,016	22	-	-	6/17/10
Total second quarter	6,740	5,987	67	233	453

Excess Free Cash Flow-June	2,817	2,803	14	-	-	7/19/10

Total-year to date	$9,557	$8,790	$81	$233	$453

We had no Excess Free Cash Flow during March 2010 primarily due to the repayment of the Tranche A term loan and during April primarily due to the repayment of the Refinancing Indebtedness. There was no outstanding balance on the Working Capital Facility at May 31, 2010 and June 30, 2010.

Total Long-Term Debt—The following table summarizes the above transactions and reflects our total outstanding debt on June 30, 2010 and December 31, 2009: (Dollars in thousands)

Long-term debt	Outstanding as of 12/31/2009	Additional accrued interest	Net advances (repayment)	Capital contribution to Morris Publishing	Cancellation of Original Notes	New Notes	Outstanding as of 6/30/2010

Credit Agreement
Tranche A	$19,700	$-	$(19,700)	$-	$-	$-	$-
Tranche B	7,021	339	(7,360)	-	-	-	-
Tranche C	111,192	914	(24,862)	(87,244)	-	-	-
	137,913	1,253	(51,922)	(87,244)	-	-	-
Original Indenture
Original Notes	278,478	-	-	-	(278,478)	-	-
Accrued and unpaid interest	31,268	4,159	-	-	(35,427)	-	-
	309,746	4,159	-	-	(313,905)	-	-
New Indenture
Exchange for New Notes	-	-	-	-	-	100,000	100,000
Redemptions	-	-	-	-	-	(5,987)	(5,987)
Maximum future cash interest payments	-	-	-	-	-	39,172	39,172
	-	-	-	-	-	133,185	133,185

Total	$447,659	$5,412	$(51,922)	$(87,244)	$(313,905)	$133,185	$133,185

The average interest rate on our total aggregate principal amount of debt outstanding (excluding the future cash interest payments) was 10.0% at June 30, 2010 and 7.7% at December 31, 2009.

New Notes—At June 30, 2010, the principal amount outstanding on the New Notes was $94.0 million plus $39.2 million in future cash interest.

Due to the partial redemptions of the New Notes during the second quarter of 2010, the maximum total cash interest payments on the New Notes, including the cash interest payments paid or accrued during the first six months of 2010, totaled $42.4 million, down $2.6 million from $45.0 million at the end of the first quarter of 2010. Any subsequent prepayments on or redemptions of New Notes will reduce the amount of expected future cash interest payments and, thus, will result in a reduction of indebtedness by such amount, which will be treated as additional COD income.

Credit Agreement—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. Interest on the Tranche B and Tranche C term loans were PIK.

Prior Credit Agreement—At June 30, 2009, we had $60 million outstanding on our revolving credit facility. The commitment fee on the unborrowed funds available under the revolver was 0.5% at June 30, 2009.

At June 30, 2009, the interest rate was 3.3% on the $78,750 Tranche A term loan and was 3.4% on the revolving line of credit.

During the three and six-month periods ended June 30, 2009, we paid $2.3 million and $4.5 million in principal due on the term loan, respectively.

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

Current Maturities of Long-Term Debt— The table below summarizes the current maturities of long-term debt outstanding as of June 30, 2010 and December 31, 2009: (Dollars in thousands)

	Current maturity of long-term debt
	June 30, 2010	December 31, 2009

Existing Credit Agreement
Tranche A	$-	$19,700
Tranche B (including accrued PIK interest)	-	7,021
Total	-	26,721

New Indenture
New Notes-principal and future cash interest payments (a)	20,500	20,500

Total	$20,500	$47,221

(a) The New Indenture requires monthly redemptions of New Notes with certain amounts of "Excess Free Cash Flow" as defined in the New Indenture. The current maturities of the New Notes include management's estimate of payments of Excess Free Cash Flow and future cash interest payments on the New Notes required during the twelve months following the end of the period presented.

At December 31, 2009, the current maturities of long-term debt reflect the consummation of the Restructuring on March 1, 2010, the refinancing and repayment of the Tranche B term loan on April 26, 2010, and the entering into a $10 million working capital facility on April 26, 2010. All debt cancelled upon the consummation of the Restructuring (the Tranche C term loan and Original Notes) is considered not paid and is included within non-current maturities of long-term debt as of December 31, 2009.

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

During the three-month period ended June 30, 2009, we reported the $0.2 million in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the three-month period was 3.4% on an average loan receivable balance of $24.8 million.

During the six-month periods ended June 30, 2010 and 2009, we reported the $0.1 million and $0.4 million, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the six-month periods ended June 30, 2010 and 2009 was 3.3% and 3.4%, respectively, on average loan receivable balances of $25.5 million and $24.4 million, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk-(Dollars in thousands) - We are not exposed to the impact of interest rate fluctuations since all of our outstanding debt is at a fixed rate. See Note 6 to our condensed consolidated financial statements.

To estimate the fair value of the $94,013 outstanding principal amount of Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"); we used the average price of the corporate bond trades reported on or around June 30, 2010. At June 30, 2010, the fair value of the New Notes was approximately $89,100.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.
10.1	Loan and line of Credit Agreement, dated April 26, 2010, between Morris Publishing Group, LLC and Columbus Bank and Trust Company for $10,000,000 Working Capital Facility.
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: August 16, 2010	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial and Accounting Officer)