Form 10-Q
period 2010-09-30
MORRIS PUBLISHING GROUP LLC
filed 2010-11-15
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

MORRIS PUBLISHING GROUP, LLC
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

-iii-

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,186	$25,638
Accounts receivable, net of allowance for doubtful accounts of $1,715 and $2,174 at September 30, 2010 and December 31, 2009, respectively	22,589	28,846
Inventories	2,134	2,110
Assets held for sale	2,252	2,252
Current portion of deferred income taxes	1,119	1,338
Income taxes receivable	2,479	2,523
Prepaid and other current assets	1,723	2,315
Total current assets	35,482	65,022
NET PROPERTY AND EQUIPMENT	87,346	93,753
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,487 and $2,994 at September 30, 2010 and December 31, 2009, respectively	6,032	6,311
Deferred income tax asset, less current portion	7,915	-
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $189 and $8,811 at September 30, 2010 and December 31, 2009, respectively	4,402	5,412
	18,349	11,723
Total assets	$141,177	$170,498
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$3,307	$5,504
Long-term debt-current (Note 6)	16,500	47,221
Accrued cash interest payments	2,254	-
Due to Morris Communications	1,668	2,880
Deferred revenues	11,978	12,124
Accrued employee costs	4,655	3,224
Other accrued liabilities	2,292	1,029
Total current liabilities	42,654	71,982
LONG-TERM DEBT, less current portion	108,911	400,438
DEFERRED INCOME TAXES, less current portion	-	10,078
INCOME TAXES PAYABLE (Note 7)	13,012	-
OTHER LONG-TERM LIABILITIES	2,763	2,810
Total liabilities	167,340	485,308
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S DEFICIENCY IN ASSETS:
Member's deficit	(26,163)	(296,501)
Loan receivable from Morris Communications, net	-	(18,309)
Total member's deficiency in assets	(26,163)	(314,810)
Total liabilities and member's deficiency in assets	$141,177	$170,498

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$42,089	$44,544	$126,945	$136,600
Circulation	15,255	15,740	46,388	47,253
Other	2,359	2,013	6,189	6,151
Total net operating revenues	59,703	62,297	179,522	190,004
OPERATING EXPENSES:
Labor and employee benefits	24,129	25,550	73,007	77,307
Newsprint, ink and supplements	6,518	4,560	18,691	17,327
Other operating costs (excluding depreciation and amortization)	24,541	23,571	72,366	71,848
Depreciation and amortization expense	2,365	2,932	7,227	9,076
Total operating expenses	57,553	56,613	171,291	175,558
OPERATING INCOME	2,150	5,684	8,231	14,446
OTHER (INCOME) EXPENSES:
Interest expense, including amortization of debt issuance costs	120	6,272	6,477	20,714
(Income) expense from cancellation of debt	(1,587)	2,508	(167,736)	7,994
(Collection on) write-off of note receivable	-	(4,000)	-	7,538
Interest income	-	(193)	(2)	(652)
Other, net	(39)	(49)	(108)	(113)
Total other (income) expense, net	(1,506)	4,538	(161,369)	35,481
INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,656	1,146	169,600	(21,035)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,487	435	(6,669)	(7,871)
NET INCOME (LOSS)	$2,169	$711	$176,269	$(13,164)

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

Nine months ended September 30,

(Dollars in thousands)	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$176,269	$(13,164)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Cancellation of debt	(173,069)	-
Depreciation and amortization	7,227	9,077
Write-off of deferred loan costs	3,121	199
Amortization of debt issuance costs	334	2,431
Write-off of note receivable	-	7,538
Loss on sale of fixed assets, net	52	132
Deferred income taxes	(17,774)	(2,585)
Changes in assets and liabilities
Accounts receivable	6,257	11,435
Note receivable	-	4,000
Inventories	(24)	549
Prepaids and other current assets	592	(1,555)
Other assets	(1,992)	(416)
Accounts payable	(2,197)	(221)
Income taxes receivable	44	(5,295)
Accrued employee costs	1,431	(3,454)
Accrued interest expense	5,413	14,658
Due to Morris Communications	60	1,654
Deferred revenues and other liabilities	1,117	805
Income taxes payable	13,012	-
Other long-term liabilities	(47)	(80)
Net cash provided by operating activities	19,826	25,708
INVESTING ACTIVITIES:
Capital expenditures	(668)	(713)
Net proceeds from sale of property and equipment	75	249
Net cash used in investing activities	(593)	(464)
FINANCING ACTIVITIES:
Repayment of Tranche A term loan-Credit Agreement	(19,700)	-
Proceeds from revolving credit facility-Prior Credit Agreement	-	10,000
Repayments on Tranche B term loan-Credit Agreement	(7,360)	-
Proceeds from Refinancing Indebtedness	7,126	-
Repayment of Refinancing Indebtedness	(7,126)	-
Redemptions of New Notes	(9,884)	-
Repayment of Tranche A term loan-Prior Credit Agreement	-	(6,750)
Repayments on Working Capital Facility	(5,703)	-
Proceeds from Working Capital Facility	5,703	-
Cash interest payments on New Notes	(3,288)	-
Payment of debt issuance costs	(453)	(731)
Advances on loan receivable from Morris Communications	(1,000)	(5,807)
Net cash used in financing activities	(41,685)	(3,288)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,452)	21,956
CASH AND CASH EQUIVALENTS, beginning of period	25,638	4,782
CASH AND CASH EQUIVALENTS, end of period	$3,186	$26,738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid (including cash interest on New Notes)	$3,293	$3,625
Income tax refund	(2,252)	-

Cancellation of Original Notes
Cancellation of aggregate principal amount outstanding	$(278,478)	$-
Cancellation of accrued and unpaid interest expense	(35,427)	-

Exchange for New Notes
Aggregate principal amount of New Notes	100,000	-
Total expected cash interest payments on New Notes	40,836	-

Cancellation of debt, net	$(173,069)	$-

Cancellation of Tranche C term loan
Cancellation of aggregate principal amount outstanding plus PIK interest	$(112,106)	$-
Settlement of intercompany indebtedness	24,862	-
Capital contribution to Morris Publishing	87,244	-
See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position, results of operations and cash flows of Morris Publishing Group, LLC ("Morris Publishing", "Company"). All such adjustments are of a normal recurring nature. Results of operations for the three and nine-month interim periods in 2010 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2009. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2009 and 2008 and for each of the three years ended December 31, 2009.

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

On February 17, 2010, the United States Bankruptcy Court confirmed the Company's plan of reorganization, enabling the Company to emerge from bankruptcy on March 1, 2010, the "Effective Date" of the Company's debt restructuring (the "Restructuring"). The holders of the $278,478 principal amount of 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), were the only impaired class of creditors, and their claims were cancelled in exchange for the issuance of $100,000 in aggregate principal amount of Floating Rate Secured Notes due 2014 (the "New Notes") on the Effective Date of the Restructuring.

The equity ownership interests in the Company did not change as a result of the Restructuring.

The table below reflects the non cash changes in the total member's deficiency in assets resulting from the Restructuring, along with the operating activities for the nine-month period ended September 30, 2010. See Note 3 ("Loan Receivable from Morris Communications") and Note 6 ("Debt Restructuring").

(Dollars in thousands)	Member's deficit	Amount due from Morris Communications (a)	Accumulated unrecognized interest (b)	Loan receivable, net (a+b)	Total member's deficiency in assets

December 31, 2009	$(296,501)	$(25,000)	$6,691	$(18,309)	$(314,810)
Net income	176,269	-	-	-	176,269
Capital contribution-settlement of Tranche C debt	87,244	-	-	-	87,244
Reclassification of accumulated unrecognized interest	6,825	-	(6,825)	(6,825)	-
Settlement of Tranche C debt	-	24,862	-	24,862	24,862
Reclassified to short-term non-interest bearing receivable	-	1,138	-	1,138	1,138
Advance on loan receivable from Morris Communications	-	(866)	-	(866)	(866)
Interest accrued on loan receivable	-	(134)	134	-	-
September 30, 2010	$(26,163)	$-	$-	$-	$(26,163)

Due to the consummation of the Restructuring, the debt restructuring costs of $2,508 and $7,994 recorded within operating costs during the three and nine-month periods ended September 30, 2009, respectively, have been reclassified from within operating expenses to other expense related to the cancellation of debt within the Company's unaudited condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2010 and 2009. The restructuring costs related to the cancellation of debt totaled $0 and $2,213 for the three and nine-month period ended September 30, 2010, respectively.

In accordance with the accounting guidance for troubled debt restructuring, future cash interest payments are recorded as indebtedness with respect to the New Notes such that future cash interest payments on the New Notes, when accrued, will not be treated as an expense, but will be treated as payments on this recorded indebtedness. Therefore, no interest expense will be recorded on the New Notes during the current year or in future years. Thus, the Company's interest expense will not be comparable to an issuer that incurred indebtedness on terms identical to the New Notes under normal circumstances, rather than as part of a troubled debt restructuring.

Fair value of financial instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of September 30, 2010. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at September 30, 2010, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. To estimate the fair value of the $90,116 aggregate principal amount outstanding of the New Notes, the Company used the average price of the corporate bond trades reported on or around September 30, 2010. At September 30, 2010, the fair value of the New Notes was approximately $87,600.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1,290 and $1,026 higher at September 30, 2010 and December 31, 2009, respectively, had the first in, first out method been used for all inventories.

The Company also experienced LIFO liquidations based on permanent decreased levels in its inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $1,197 for the nine-month period ended September 30, 2009. The Company experienced no LIFO liquidations for the three-month periods ended September 30, 2010 and 2009 and the nine-month period ended September 30, 2010.

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

Prior to the Effective Date of the Restructuring, the management fee was the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications). In addition, the technology and shared services fee was based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to the Company based upon usage.

On January 6, 2010, Morris Publishing entered into a Fourth Amendment to Management and Services Agreement, effective upon the consummation of the Restructuring, changing the fees payable by Morris Publishing to an allocation of the actual amount of costs of providing the services, with the fees not to exceed $22,000 in any calendar year.

The management fee totaled $2,231 and $2,492 for the three-month periods ended September 30, 2010 and 2009, respectively, and $6,850 and $7,600 for the nine-month periods ended September 30, 2010 and 2009, respectively. The technology and shared services fee paid to Morris Communications totaled $3,090 and $1,557 for the three-month periods ended September 30, 2010 and 2009, respectively, and $8,110 and $4,750 for the nine-month periods ended September 30, 2010 and 2009, respectively. The Company has recorded the management fee within other operating costs in the accompanying consolidated financial statements.

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

Health and Disability Plan—The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense, allocated to the Company based on the total headcount, was $1,884 and $3,143 for the three-month periods ended September 30, 2010 and 2009, respectively, and $5,807 and $6,953 for the nine-month periods ended September 30, 2010 and 2009, respectively.

The Company was also allocated its portion of Morris Communications’ health and disability obligation. The amounts allocated to the Company, based on total headcount, were $1,258 and $1,458 as of September 30, 2010 and December 31, 2009, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense—The Company has participated in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Questo, Inc. ("Questo"), through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $337 and $438 for the three-month periods ended September 30, 2010 and 2009, respectively, and $1,151 and $1,416 for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

As part of the Restructuring, the reduction of the bondholder debt was accompanied by the cancellation of the aggregate principal amount, plus accrued paid in kind ("PIK") interest, of the Company's Tranche C term loan outstanding under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement"), as a settlement of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, Morris Communications settled $24,862 of the $26,000 intercompany loan receivable, with the $6,825 of unrecognized accumulated accrued interest canceled, in effect, as a capital contribution. The $1,138 remaining balance on the intercompany loan was reclassified as a non-interest bearing short-term receivable.

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

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstance indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. At the end of 2009, the facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore the Company performed impairment tests on these long-lived assets as of December 31, 2009. The Company's analysis resulted in no impairments of long-lived assets.

Changes in the carrying amount of other intangible assets for the nine months ended September 30, 2010 is as follows:

Other intangible assets

Balance at December 31, 2009	$6,311
Amortization expense	(279)
Balance at September 30, 2010	$6,032

Amortization expense of other intangible assets totaled $88 and $162 for the three-month periods ended September 30, 2010 and 2009, respectively, and $279 and $510 for the nine-month periods ended September 30, 2010 and 2009, respectively.

The remaining expense for the last three months of 2010 and for the four succeeding years for the existing finite-lived intangible assets is as follows:

Amortization Expense
2010	$86
2011	283
2012	264
2013	254
2014	146
2015	699

Other finite-lived and indefinite-lived intangible assets at September 30, 2010 and December 31, 2009 were as follows:

	Cost	Accumulated amortization	Net cost

September 30, 2010:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,633	$1,732
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,683	1,732

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,487	$6,032

December 31, 2009:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,354	$2,011
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,404	2,011

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,208	$6,311

6.	Long-Term Debt

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

As a result of the Restructuring, the Company recorded pre-tax cancellation of debt ("COD") income of $164,606 in the first quarter of 2010. This amount is net of the write-off of $3,121 in deferred loan costs related to the Original Notes and $1,178 in debt restructuring costs. Further, any subsequent prepayments on or redemptions of New Notes reduce the amount of expected future cash interest payments and, thus, will result in a reduction of indebtedness by such amount, which will be treated as additional COD income. Additional debt restructuring costs will be treated as a reduction in COD income.

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

In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At September 30, 2010, the Company was in compliance with all financial covenants under the New Indenture.

Pursuant to their rights under the New Indenture, the holders of the New Notes have appointed an observer to the Board of Directors of the Company and each of its subsidiaries.

·
The Morris family, through its affiliated entities, made a capital contribution to the Company of $87,244 and settled $24,862 of intercompany indebtedness to the Company, resulting in the cancellation of $112,106 (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

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

Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%. There was no outstanding balance on the Working Capital Facility at September 30, 2010.

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

In addition, the Company is required by the New Indenture to use its monthly positive operating cash flow, net of permitted cash flow adjustments, ("Excess Free Cash Flow") to repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes. The table below summarizes the above transactions:

		Redemption of New Notes		Repayment
	Total	Principal	Interest	Tranche B term loan	Working Capital Facility	Excess Free Cash Flow Payment Date

Excess cash-at Tranche A repayment	$3,465	$3,211	$21	$233	$-	4/23/10
Excess cash-at Tranche B refinance	2,237	1,760	24	-	453	5/21/10
Excess Free Cash Flow-May	1,038	1,016	22	-	-	6/17/10
Total-second quarter	6,740	5,987	67	233	453

Excess Free Cash Flow-June	2,817	2,803	14	-	-	7/19/10
Excess Free Cash Flow-July	-	-	-	-	-	8/24/10
Excess Free Cash Flow-August	1,118	1,094	24	-	-	9/17/10
Total-third quarter	3,935	3,897	38	-	-

Excess Free Cash Flow-September	426	424	2	-	-	10/19/10

Total-year to date	$11,101	$10,308	$107	$233	$453

Total Long-Term Debt Summary— The following table summarizes the above transactions and reflects its total outstanding debt on September 30, 2010 and December 31, 2009:

Long-term debt	Outstanding as of 12/31/2009	Additional accrued interest	Net advances (repayment)	Capital contribution to Morris Publishing	Cancellation of Original Notes	New Notes	Outstanding as of 9/30/2010

Credit Agreement
Tranche A	$19,700	$-	$(19,700)	$-	$-	$-	$-
Tranche B	7,021	339	(7,360)	-	-	-	-
Tranche C	111,192	914	(24,862)	(87,244)	-	-	-
	137,913	1,253	(51,922)	(87,244)	-	-	-
Original Indenture
Original Notes	278,478	-	-	-	(278,478)	-	-
Accrued and unpaid interest	31,268	4,159	-	-	(35,427)	-	-
	309,746	4,159	-	-	(313,905)	-	-
New Indenture
Issuance of New Notes on Exchange Date	-	-	-	-	-	100,000	100,000
Redemptions through 9/30/2010	-	-	-	-	-	(9,884)	(9,884)
Maximum future cash interest payments at 9/30/2010	-	-	-	-	-	35,295	35,295
	-	-	-	-	-	125,411	125,411

Total	$447,659	$5,412	$(51,922)	$(87,244)	$(313,905)	$125,411	$125,411

The average interest rate on the Company's total aggregate principal amount of debt outstanding (excluding the future cash interest payments) was 10% at September 30, 2010 and 7.7% at December 31, 2009.

Current Maturities of Long-Term Debt Summary— The table below summarizes the current maturities of long-term debt outstanding as of September 30, 2010 and December 31, 2009:

	Current maturity of long-term debt
	September 30, 2010	December 31, 2009

Existing Credit Agreement
Tranche A	$-	$19,700
Tranche B (including accrued PIK interest)	-	7,021
Total	-	26,721

New Indenture
New Notes-principal and future cash interest payments (a)	16,500	20,500

Total	$16,500	$47,221

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

New Notes—At September 30, 2010, the principal amount outstanding on the New Notes was $90,116, with the maximum future cash interest payments totaling $35,295. Cash interest on the New Notes totaled $2,388 and $3,288 for the three and nine-month periods ended September 30, 2010, of which $2,253 was accrued at the end of the third quarter of 2010 and payable October 1, 2010.

The table below summarizes the components of the income from the cancellation of debt during the first nine months of 2010:

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Future cash interest payments as of March 31, 2010	(45,000)
Reduction in future cash interest payments based on redemptions	4,165
(140,835)
Other costs
Debt restructuring costs-first nine months of 2010	(2,213)
Write-off of deferred loan costs	(3,121)
(5,334)

COD income	$167,736

During the three-month and nine-month periods ending September 30, 2010, the Company redeemed $3,897 and $9,884, respectively, in aggregate principal amount outstanding on the New Notes. As a result of these redemptions, the total expected cash interest payments, including the cash interest payments paid or accrued at the end of the third quarter of 2010, were reduced by $1,587 and $4,165 during the three and nine-month periods ending September 30, 2010, in effect, increasing COD income by the same amount.

Credit Agreement—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans was PIK.

Prior Credit Agreement—At September 30, 2009, the Company had $60,000 outstanding on its revolving credit facility. The commitment fee on the unborrowed funds available under the revolver was 0.5% at September 30, 2009.

At September 30, 2009, the interest rate was 3.25% on the $76,500 Tranche A term loan and was 3.27% on the revolving line of credit.

During the three and nine-month periods ended September 30, 2009, the Company paid $2,250 and $6,750 in principal due on the term loan, respectively.

On January 28, 2009, the Company, as borrower, entered into an amendment to the Prior Credit Agreement, which, among other things, temporarily waived any default that arose from the Company’s failure to pay the interest payment due February 1, 2009 on the Original Notes. The $731 in debt issuance costs associated with this amendment were deferred and amortized ratably through May, 2009, the date when the credit facility was originally required to be repaid pursuant to a prior amendment.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Balance at December 31, 2009	$-

Increases based on tax positions in current year	13,012

Balance at September 30, 2010	$13,012

The provision (benefit) for income taxes for the three and nine-month periods ended September 30, 2010 was $1,487 and ($6,669), respectively. The income tax benefit related to the exclusion of the COD income from taxable income was $9,225. The provision (benefit) for the three and nine-month periods ended September 30, 2009 was $435 and ($7,871), respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2010 and 2009 and with our consolidated financial statements as of December 31, 2009 and 2008 and for each of three years in the period ended December 31, 2009, filed on Form 10-K.

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

We believe there have been no significant changes, other than the accrual of a long-term tax liability for an uncertain tax position (as described below), during the nine-month period ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2009 filed with the SEC on Form 10-K.

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

Prior to March 1, 2010, the management fee was the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). In addition, the technology and shared services fee was based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to us based upon usage.

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

The Company does not intend to reduce its tax attributes as a result of the income from the cancelation of debt which was excluded from its taxable income.

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

Linage, the number of inserts, Internet page views, along with rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. Online advertising includes revenue generated from the sale of advertising on websites that are not owned by us. Our online revenue would be negatively affected if one or all of the third party online advertising agreements were to be modified or terminated.

During the third quarter of 2010, advertising revenue represented 70.5% of our total net operating revenue, compared to 71.5 % during the same period last year. Our advertising revenue consisted of 57.7% in retail, 35.9% in classified and 6.4% in national.

Circulation revenue represented 25.6% of our total net operating revenue during the third quarter of 2010, compared to 25.3% during the same quarter last year. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue.

Our other revenue consists primarily of commercial printing and other online revenue.

During the third quarter of 2010, employee labor (wages and salaries) and newsprint costs were the primary costs at our newspapers, representing 30.8% and 10.0%, respectively, of our total operating costs.

In addition, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing.

Financial summary for the three months ended September 30, 2010 compared to September 30, 2009

Financial Summary. The following table summarizes our consolidated financial results for the three months ended September 30, 2010 and 2009:

	Three months ended September 30,
(Dollars in thousands)	2010	2009

Total net operating revenues	$59,703	$62,297
Total operating expenses	57,553	56,613
Operating income	2,150	5,684
Interest and loan amortization expense	120	6,272
(Income) expense related to cancellation of debt	(1,587)	2,508
Collection on note receivable reserve	-	(4,000)
Other	(39)	(242)
Other, net	(1,506)	4,538
Net income before taxes	3,656	1,146
Income tax provision	1,487	435
Net income	$2,169	$711

Compared to the third quarter of 2009, our total net operating revenues were $59.7 million, down $2.6 million, or 4.2%, from $62.3 million in 2009 and total operating expenses were $57.6 million, up $1.0 million, or 1.7%, from $56.6 million in 2009. As a result, our operating income was $2.1 million for the third quarter of 2010, down $3.6 million, or 62.2%, from $5.7 million during the same period last year.

Compared to the third quarter last year, interest and loan amortization expense totaled less than $0.1 million compared to $6.3 million last year.

In accordance with the accounting guidance for troubled debt restructuring, future cash interest payments are recorded as indebtedness with respect to the New Notes, such that future cash interest payments on the New Notes, when accrued, will not be treated as an expense, but will be treated as payments on this recorded indebtedness. Therefore, no interest expense was recorded on the New Notes during the third quarter of 2010. Further, we do not expect to accrue interest expense on the New Notes for the remainder of 2010 or in future years. Thus, our interest expense will not be comparable to an issuer that incurred indebtedness on terms identical to the New Notes under normal circumstances, rather than as part of a troubled debt restructuring. Cash interest on the New Notes totaled $2.3 million for the three-month period ended September 30, 2010, which was accrued at the end of the third quarter of 2010 and payable October 1, 2010.

During the third quarter of 2009, interest expense under the Credit Agreement, dated as of December 14, 2005 (the "Prior Credit Agreement") totaled $1.2 million and interest expense on the aggregate principal amount outstanding on the Original Notes totaled $4.9 million.

Compared to the third quarter of 2009, loan amortization expense totaled $0.1 million, down $0.1 million from $0.2 million last year.

During the third quarter of 2010, we redeemed a total of $3.9 million of the principal amount of New Notes, in effect, reducing future cash interest payments by $1.6 million and increasing income from the cancellation of debt ("COD") by the same amount.

As part of our restructuring efforts, we incurred $2.5 million in fees paid to advisors and consultants of our then-senior creditors and of certain of the holders of the Original Notes during the third quarter of 2009. The debt restructuring costs were recorded as a reduction in COD income.

At the end of the first quarter of 2009, we reserved the $11.5 million due on the note receivable from GateHouse Media, Inc. ("GateHouse"), given GateHouse’s reported losses in the last three years and its reported liquidity problems at that time. Subsequently in September of 2009, Morris Publishing and GateHouse agreed to a one time payment in the amount of $4.0 million to settle the outstanding obligation. The entire $4.0 million was recorded as a gain within other income on our income statement.

Interest income from the GateHouse note receivable was $0.1 million in the third quarter of 2009.

Our income before taxes was $3.7 million, compared to net income before taxes of $1.1 million last year.

The provision for income taxes was $1.5 million during the third quarter of 2010, compared to $0.4 million last year.

Our net income was $2.2 million compared to net income of $0.7 million during the third quarter last year.

Results of operations for the three months ended September 30, 2010 compared to September 30, 2009

Net operating revenue. The table below presents the total net operating revenue for the three months ended September 30, 2010 compared to September 30, 2009:

(Dollars in thousands)	Three months ended September 30,		Percentage change
	2010	2009	2010 vs. 2009
Net operating revenues
Advertising
Retail	$24,291	$26,105	(6.9%)
National	2,697	3,065	(12.0%)
Classified	15,101	15,375	(1.8%)
Total advertising revenues	42,089	44,545	(5.5%)
Circulation	15,254	15,740	(3.1%)
Other	2,359	2,012	17.2%
Total net operating revenues	$59,702	$62,297	(4.2%)

Advertising revenue. During the third quarter of 2010, advertising revenue was $42.1 million, a decrease of $2.4 million, or 5.5%, from $44.5 million during the third quarter last year.

Compared to the third quarter of 2009, print and online advertising revenue totaled $29.8 million, down $2.0 million, or 6.3%, from last year. Compared to last year, total online page-views were 168.5 million, up 5.5 million, or 3.4% while unique online page-views were 18.8 million, up 3.7 million, or 24.1%.

In addition, insert advertising revenue was $10.3 million, down $0.3 million, or 3.3% and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.0 million, down $0.1 million, or 4.6%, from last year.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Compared to the third quarter of 2009, advertising revenue from our daily newspapers was down $2.3 million, or 5.9%.

Our existing Florida newspapers and publications, which account for 31.5% of our total advertising revenues, contributed 43.6% of our entire net decline in advertising revenue. Real estate remained a languishing part of Jacksonville's economy and double digit unemployment in Jacksonville continued to weigh on consumer spending.

Advertising revenue from Jacksonville was down $1.1 million, or 9.3%, and St. Augustine was unchanged from last year.

Augusta was down $0.1 million, or 2.0%, Savannah was down $0.3 million, or 6.6%, Lubbock was down $0.2 million, or 3.9%, and Topeka was down $0.2 million, or 5.8%, Athens was down $0.2 million, or 10.4%, and Amarillo was down $0.1 million, or 4.7%. Our five other daily newspapers were together down $0.1 million, or 3.4%.

Our non-daily publications were down $0.1 million, or 1.4%, with declines from Skirt! offset somewhat by the gain from Savannah city magazine.

Retail advertising revenue:

Retail advertising revenue was $24.3 million, down $1.8 million, or 6.9%, from $26.1 million the prior year.

Insert retail revenue was $9.4 million, down $0.2 million, or 1.9%, while retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.8 million, down $0.1 million, or 5.4%, from last year.

Classified advertising revenue:

Total classified advertising revenue was $15.1 million, down $0.3 million, or 1.8%, from $15.4 million during the third quarter of 2009.

Jacksonville was down $0.4 million, or 10.7%; with significant declines in real estate, automotive and employment.

National advertising revenue:

Total national advertising revenue was $2.7 million, down $0.4 million, or 12.0%, from $3.1 million last year, with Jacksonville contributing 74.8% of the net decrease.

Circulation revenue. During the third quarter of 2010, circulation revenue was $15.3 million, down $0.4 million, or 3.1%, from $15.7 million last year.

Average daily and Sunday circulation volume was down 8.3% and 7.0%, respectively, with Jacksonville contributing about 34.9% of the weekly circulation decline.

Other revenue. Other income was $2.3 million, up $0.4 million, or 17.1%, from last year, due to increases in commercial printing and third party Web site sales.

Net operating expense. The table below presents the total operating expenses for three months ended September 30, 2010 compared to September 30, 2009:

(Dollars in thousands)	Three months ended September 30,		Percentage change
	2010	2009	2010 vs. 2009
Operating expenses

Labor and employee benefits	$24,129	$25,550	(5.6%)
Newsprint, ink and supplements	6,517	4,559	42.9%
Other operating costs	24,542	23,571	4.1%
Depreciation and amortization	2,365	2,932	(19.3%)
Total operating expenses	$57,553	$56,612	1.7%

Labor and employee benefits. During the third quarter of 2010, total labor and employee benefit costs were $24.1 million, down $1.5 million, or 5.6% from $25.6 million last year, with these costs being favorably impacted by reductions in head count.

Compared to the third quarter of 2009, our salaries and wages totaled $17.8 million, down $0.3 million, or 1.9%, and average full time employee equivalents ("FTEs") were 1,972 down 87, or 4.2%. Employee severance payments, primarily from Jacksonville, totaled $0.4 million and $0.1 million for the third quarter of 2010 and 2009, respectively.

Commissions and bonuses were $2.9 million, up $0.1 million, or 4.9%, from last year.

Employee medical insurance cost was $1.9 million, down $1.3 million, or 40.1%, from last year.

Payroll tax expense was $1.5 million, up $0.1 million, or 5.0%.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $6.5 million, up $1.9 million, or 42.9%, from $4.6 million during the third quarter last year.

Compared to the third quarter last year, total newsprint expense was $5.8 million, up $1.8 million, or 48.5%, with a 48.6% increase in the average cost per ton of newsprint and a 0.1% decrease in newsprint consumption.

Supplements and ink expense totaled $0.7 million, up $0.1 million, or 10.5%, from last year.

Other operating costs. Compared to the third quarter of last year, other operating costs were $24.6 million, up $1.1 million, or 4.1%, from $23.5 million.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $5.3 million, up $1.2 million, or 30.8%, from last year. The third quarter 2010 fees were based on actual costs and the third quarter 2009 fees were based on 6.5% of total net operating revenues.

Depreciation and amortization. Depreciation and amortization expense was $2.4 million, down $0.5 million, or 19.3%, from $2.9 million during the third quarter of 2009.

Financial summary for the nine months ended September 30, 2010 compared to September 30, 2009

Financial Summary. The following table summarizes our consolidated financial results for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,
(Dollars in thousands)	2010	2009

Total net operating revenues	$179,522	$190,004
Total operating expenses	171,291	175,558
Operating income	8,231	14,446
Interest expense and loan amortization cost	6,477	20,714
(Income) expense from cancellation of debt, net	(167,736)	7,994
Reserve on note receivable	-	7,538
Other	(110)	(765)
Other, net	(161,369)	35,481
Income (loss) before taxes	169,600	(21,035)
Income tax provision (benefit)	(6,669)	(7,871)
Net income (loss)	$176,269	$(13,164)

During the first nine months of 2010, our total net operating revenues were $179.5 million, down $10.5 million, or 5.5%, from $190.0 million in 2009 and total operating expenses were $171.3 million, down $4.3 million, or 2.4%, from $175.6 million in 2009. As a result, our operating income was $8.2 million for the first nine months of 2010, down $6.2 million, or 43.0%, from $14.4 million during the same period last year.

Interest and loan amortization expense totaled $6.5 million, compared to $20.7 million last year.

Cash interest on the New Notes totaled $3.3 for the nine-month period ended September 30, 2010, of which $2.3 million was accrued at the end of the third quarter of 2010 and payable October 1, 2010.

Interest expense on the Tranche A, B and C term loans under the Credit Agreement totaled $0.8 million (including the $0.3 million prepayment penalty), $0.3 million and $0.9 million during the first nine months of 2010, respectively. The interest on both the Tranche B and C term loans was PIK.

Prior to the Restructuring, interest expense (accrued and unpaid) on the aggregate principal amount outstanding on the Original Notes totaled $4.2 million during 2010, compared to $14.6 million during the first nine months of 2009. The 2010 interest expense included the 1% default interest ("Default Interest") on the Original Notes; however, the Default Interest for the first nine months of 2009 was not accrued until the fourth quarter of 2009.

Interest expense under the Prior Credit Agreement totaled $3.7 million for the first nine months of 2009. Compared to the first nine months of 2009, loan amortization expense totaled $0.3 million, down $2.1 million from $2.4 million last year.

During 2009, the amortization periods for the deferred loan costs associated with the loans under the Prior Credit Agreement were accelerated, with $1.6 million in related loan costs being amortized ratably through May 2009, the date when the loans under the Prior Credit Agreement were originally required to be repaid pursuant to a prior amendment. In addition, we wrote off $0.2 in deferred loan costs related to an amendment to the Prior Credit Agreement during January of 2009.

Loan amortization expense related to the Original Notes totaled $0.2 million and $0.6 million during the first nine months of 2010 and 2009, respectively. Loan amortization expense on the New Notes total $0.1 million during the first nine months of 2010.

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

During the second and third quarter of 2010, we redeemed a total of $9.9 million of the principal amount of the New Notes, in effect, reducing the maximum cash interest payments by $4.2 million and increasing the COD income by the same amount.

During the second quarter of 2010, the $1.0 million in additional debt restructuring costs were recorded as a reduction in COD income. For the first nine months of 2009, debt restructuring costs totaled $8.0 million.

The table below summarizes the components of our income from the cancellation of debt during the first nine months of 2010: (Dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Future cash interest payments as of March 31, 2010	(45,000)
Reduction in future cash interest payments based on redemptions	4,165
(140,835)
Other costs
Debt restructuring costs-first nine months of 2010	(2,213)
Write-off of deferred loan costs	(3,121)
(5,334)

COD income	$167,736

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

During the first nine months of 2009, we received $0.7 million in interest income from GateHouse.

Our income before taxes was $169.6 million, which included the $167.7 million of COD income; compared to a loss before taxes of $21.0 million during the first nine months last year.

The income tax benefit for the nine months ended September 30, 2010 was $6.7 million. The income tax benefit related to the exclusion of the COD income from taxable income was $9.2 million.

The income tax benefit for the nine months ended September 30, 2009 was $7.9 million.

Net income for the first nine months of 2010 was $176.3 million compared to a loss of $13.2 million last year.

Results of operations for the nine months ended September 30, 2010 compared to September 30, 2009

Net operating revenue. The table below presents the total net operating revenue for the nine months ended September 30, 2010 compared to September 30, 2009:

(Dollars in thousands)	Nine months ended September 30,		Percentage change
	2010	2009	2010 vs. 2009
Net operating revenues
Advertising
Retail	$73,577	$79,409	(7.3%)
National	8,803	10,122	(13.0%)
Classified	44,565	47,069	(5.3%)
Total advertising revenues	126,945	136,600	(7.1%)
Circulation	46,388	47,253	(1.8%)
Other	6,189	6,151	0.6%
Total net operating revenues	$179,522	$190,004	(5.5%)

Advertising revenue. During the first nine months of 2010, advertising revenue was $126.9 million, a decrease of $9.7 million, or 7.1%, from $136.6 million during the first nine months last year.

During the first nine months of 2010, advertising revenue represented 70.7% of our total net operating revenue, compared to 71.9% during the same period last year. Our advertising revenue consisted of 58.0% in retail, 35.1% in classified and 6.9% in national.

Compared to the first nine months of 2009, print and online advertising revenue totaled $90.4 million, down $7.8 million, or 7.9%, from last year. Compared to last year, total online page-views were 518.9 million, up 31.8 million, or 6.5% while unique online page-views were 53.8 million, up 11.0 million, or 25.8%.

In addition, insert advertising revenue was $30.8 million, down $1.4 million, or 4.3% and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $5.8 million, down $0.5 million, or 8.0%, from last year.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to local or regional conditions.

Compared to the first nine months of 2009, advertising revenue from our daily newspapers was down $9.2 million, or 7.4%.

Our existing Florida newspapers and publications, which account for 32.0% of our total advertising revenues, contributed 53.4% of our entire net decline in advertising revenue. Real estate remained a languishing part of Jacksonville's economy, with home prices continuing to fall as additional foreclosure added to the surplus and with potential buyers facing difficulty getting loans. In addition, double digit unemployment in Jacksonville continued to weigh on consumer spending.

Advertising revenue from Jacksonville was down $4.8 million, or 12.5%, and St. Augustine was down $0.2 million, or 3.9%.

Augusta was down $0.5 million, or 3.5%, Savannah was down $0.6 million, or 4.7%, Lubbock was down $0.8 million, or 5.9%, Amarillo was down $0.4 million, or 2.9%, Topeka was down $0.7 million, or 6.8%, and Athens was down $0.4 million, or 7.9%. Our five other daily newspapers were down $0.8 million, or 7.1%.

Our non-daily publications were down $0.5 million, or 3.6%, with declines from Skirt! and Jacksonville's discontinued Waters Edge city magazine offset somewhat by the gains from the Savannah and Augusta city magazines.

Retail advertising revenue:

Retail advertising revenue was $73.6 million, down $5.8 million, or 7.3%, from $79.4 million during the prior year.

Insert retail advertising revenue was $27.8 million, down $1.0 million, or 3.5%, while retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $5.4 million, down $0.6 million, or 9.7%, from last year.

Our Jacksonville newspaper’s retail advertising revenue was down $2.0 million, or 10.2%, with significant declines from restaurants, entertainment, apparel, home improvement, financial, auto aftermarket and department stores.

Classified advertising revenue:

Total classified advertising revenue was $44.5 million, down $2.6 million, or 5.3%, from $47.1 million the first nine months of 2009.

Jacksonville was down $1.9 million, or 14.9%; with significant declines in real estate, automotive and employment.

National advertising revenue:

Total national advertising revenue was $8.8 million, down $1.3 million, or 13.0%, from $10.1 million last year, with Jacksonville contributing 65.2% of the net decrease.

Insert national advertising revenue was $2.8 million, down $0.4 million, or 13.0%, from last year.

Circulation revenue. During the first nine months of 2010, circulation revenue was $46.4 million, down $0.8 million, or 1.8%, from $47.2 million during the same period last year.

Average daily and Sunday circulation volume was down 7.4% and 6.1%, respectively, from the end of 2009, with Jacksonville contributing about 35.2% of the weekly circulation decline.

Other revenue. Other income was $6.2 million, unchanged from last year.

Net operating expense. The table below presents the total operating expenses for nine months ended September 30, 2010 compared to September 30, 2009:

(Dollars in thousands)	Nine months ended September 30,		Percentage change
	2010	2009	2010 vs. 2009
Operating expenses

Labor and employee benefits	$73,007	$77,307	(5.6%)
Newsprint, ink and supplements	18,691	17,327	7.9%
Other operating costs	72,366	71,848	0.7%
Depreciation and amortization	7,227	9,077	(20.4%)
Total operating expenses	$171,291	$175,559	(2.4%)

Labor and employee benefits. During the first months of 2010, total labor and employee benefit costs were $73.0 million, down $4.3 million, or 2.4%, from $77.3 million last year, with these costs being favorably impacted by reductions in head count.

Compared to the first nine months of 2009, our salaries and wages totaled $52.8 million, down $3.9 million, or 6.9%, and our FTEs for the first nine months of 2010 were 2,021, down 147, or 6.8%. Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. During the first nine months of 2010, salaries and wages represented 30.8% of our total operating costs.

Excluding the $0.6 million and $1.1 million in employee severance costs during the first nine months of 2010 and 2009; respectively, our average pay rate was up 0.7%.

Commissions and bonuses were $9.1 million, up $0.8 million, or 9.5%, from last year.

Employee medical insurance cost was $5.8 million, down $1.1 million, or 16.5%, from last year.

Payroll tax expense was $5.1 million, up $0.1 million, or 1.5% and other employee expenses were $0.2 million, down $0.2 million, or 37.8%.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $18.7 million, up $1.4 million, or 7.9% from $17.3 million during the first nine months last year.

Compared to the first nine months last year, total newsprint expense was $16.6 million, up $1.6 million, or 10.5%, from last year, with a 10.7% increase in the average cost per ton of newsprint and a 0.2% decrease in newsprint consumption. During the first nine months of 2010, newsprint costs represented 9.7% of our total operating costs.

Supplements expense totaled $0.9 million, down $0.2 million, or 21.5%. Ink expense totaled $1.2 million, unchanged from last year.

Other operating costs. Compared to the first nine months last year, other operating costs were $72.4 million, up $0.5 million, or 0.7%, from $71.9 million. The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $15.0 million, up $2.7 million, or 20.9%, from last year. Since March 1, 2010, the fees were based on actual costs and the 2009 fees and the January and February 2010 fees were based on 6.5% of total net operating revenues.

Depreciation and amortization. Depreciation and amortization expense was $7.2 million, down $1.9 million, or 20.4%, from $9.1 million during the first nine months of 2009.

Liquidity and capital resources

Our unrestricted cash balance was $3.2 million at September 30, 2010, compared with $25.6 million at December 31, 2009.

At September 30, 2010, our sources of liquidity were the cash flow generated from operations, our cash balances and a $10.0 million senior secured Working Capital Facility (as described below). Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital and the quarterly interest payments and any required monthly excess free cash flow redemptions on the New Notes.

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

Operating activities. Net cash provided by operations was $19.8 million for the first nine months of 2010, down $5.9 million from $25.7 million for the same period in 2009.

Current assets were $35.5 million and current liabilities, excluding the current portion of long-term debt and accrued future cash interest payments, were $26.2 million as of September 30, 2010 as compared to current assets of $65.0 million and current liabilities, excluding the current portion of long-term debt, of $24.8 million as of December 31, 2009.

Investment activities. Net cash used in investing activities was $0.6 million for the first nine months of 2010, up $0.1 million from $0.5 million for the same period in 2009.

For the first nine months in 2010 and 2009, we spent $0.7 million and $0.7 million on property, plant and equipment, respectively. We anticipate our total capital expenditures to range from $1.0 million to $2.0 million during 2010.

Financing activities. Net cash used in financing activities was $41.7 million for the first nine months of 2010 compared to $3.3 million used in financing activities for the same period in 2009.

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

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At September 30, 2010, we were in compliance with all financial covenants under the New Indenture.

Pursuant to their rights under the New Indenture, the holders of the New Notes have appointed an observer to our Board of Directors and each of our subsidiaries.

·
The Morris family, through their affiliated entities, made a capital contribution to Morris Publishing of $87.2 million and settled $24.9 million of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112.1 million (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

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

Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%. There was no outstanding balance on the Working Capital Facility at September 30, 2010.

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

In addition, we are required by the New Indenture to use our monthly positive operating cash flow, net of permitted cash flow adjustments, ("Excess Free Cash Flow") to repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes. The table below summarizes these transactions: (dollars in thousands)

		Redemption of New Notes		Repayment
	Total	Principal	Interest	Tranche B term loan	Working Capital Facility	Excess Free Cash Flow Payment Date

Excess cash-Tranche A repayment	$3,465	$3,211	$21	$233	$-	4/23/10
Excess cash-Tranche B refinance	2,237	1,760	24	-	453	5/21/10
Excess Free Cash Flow-May	1,038	1,016	22	-	-	6/17/10
Total-second quarter	6,740	5,987	67	233	453

Excess Free Cash Flow-June	2,817	2,803	14	-	-	7/19/10
Excess Free Cash Flow-July	-	-	-	-	-	8/24/10
Excess Free Cash Flow-August	1,118	1,094	24	-	-	9/17/10
Total-third quarter	3,935	3,897	38	-	-

Excess Free Cash Flow-September	426	424	2	-	-	10/19/10

Total-year to date	$11,101	$10,308	$107	$233	$453

Total Long-Term Debt—The following table summarizes the above transactions and reflects our total outstanding debt on September 30, 2010 and December 31, 2009: (Dollars in thousands)

Long-term debt	Outstanding as of 12/31/2009	Additional accrued interest	Net advances (repayment)	Capital contribution to Morris Publishing	Cancellation of Original Notes	New Notes	Outstanding as of 9/30/2010

Credit Agreement
Tranche A	$19,700	$-	$(19,700)	$-	$-	$-	$-
Tranche B	7,021	339	(7,360)	-	-	-	-
Tranche C	111,192	914	(24,862)	(87,244)	-	-	-
	137,913	1,253	(51,922)	(87,244)	-	-	-
Original Indenture
Original Notes	278,478	-	-	-	(278,478)	-	-
Accrued and unpaid interest	31,268	4,159	-	-	(35,427)	-	-
	309,746	4,159	-	-	(313,905)	-	-
New Indenture
Issuance of New Notes on Exchange Date	-	-	-	-	-	100,000	100,000
Redemptions through 9/30/2010	-	-	-	-	-	(9,884)	(9,884)
Maximum future cash interest payments at 9/30/2010	-	-	-	-	-	35,295	35,295
	-	-	-	-	-	125,411	125,411

Total	$447,659	$5,412	$(51,922)	$(87,244)	$(313,905)	$125,411	$125,411

The average interest rate on our total aggregate principal amount of debt outstanding (excluding the future cash interest payments) was 10.0% at September 30, 2010 and 7.7% at December 31, 2009.

New Notes—At September 30, 2010, the principal amount outstanding on the New Notes was $90.1 million plus $35.3 million in future cash interest.

Due to the partial redemptions of the New Notes during the second and third quarter of 2010, the maximum total cash interest payments on the New Notes, including the cash interest payments paid or accrued during the first nine months of 2010, totaled $35.3 million, down $9.7 million from $45.0 million at the end of the first quarter of 2010. Any subsequent prepayments on or redemptions of New Notes will reduce the amount of expected future cash interest payments and, thus, will result in a reduction of indebtedness by such amount, which will be treated as additional COD income.

Credit Agreement—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. Interest on the Tranche B and Tranche C term loans were PIK.

Prior Credit Agreement—At September 30, 2009, we had $60 million outstanding on our revolving credit facility. The commitment fee on the unborrowed funds available under the revolver was 0.5% at September 30, 2009.

At September 30, 2009, the interest rate was 3.3% on the $78.8 million Tranche A term loan and was 3.4% on the revolving line of credit.

During the three and nine-month periods ended September 30, 2009, we paid $2.3 million and $6.8 million in principal due on the term loan, respectively.

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

Current Maturities of Long-Term Debt— The table below summarizes the current maturities of long-term debt outstanding as of September 30, 2010 and December 31, 2009: (Dollars in thousands)

	Current maturity of long-term debt
	September 30, 2010	December 31, 2009

Existing Credit Agreement
Tranche A	$-	$19,700
Tranche B (including accrued PIK interest)	-	7,021
Total	-	26,721

New Indenture
New Notes-principal and future cash interest payments (a)	16,500	20,500

Total	$16,500	$47,221

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

As part of the Restructuring, the reduction of the bondholder debt was accompanied by the cancellation of $110 million in aggregate principal amount, plus accrued PIK interest, of our Tranche C term loan outstanding under the Credit Agreement, as a settlement of intercompany indebtedness of $24.5 million, plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, Morris Communications settled $24.9 million of the intercompany loan receivable, with unrecognized accumulated accrued interest canceled, in effect, as a capital contribution. On March 1, 2010, the $1.1 million remaining balance on the intercompany loan was reclassified to a non-interest bearing short-term receivable from Morris Communications.

The following table summarizes the Restructuring transaction: (Dollars in thousands)

			Restructuring transactions
Intercompany loan receivable	Outstanding as of 12/31/2009	Net increase during 2010	Settled by cancellation of Tranche C term loan	Capital contribution to Morris Publishing	Reclassified as non-interest bearing short-term receivable from Morris Communications

Due from Morris Communications	$25,000	$1,000	$(24,862)	$-	$1,138
Unrecognized accumulated accrued interest	(6,691)	(134)	-	6,825	-
Due from Morris Communications, net	$18,309	$866	$(24,862)	$6,825	$1,138

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk-(Dollars in thousands) - We are not exposed to the impact of interest rate fluctuations since all of our outstanding debt is at a fixed rate. See Note 6 to our condensed consolidated financial statements.

To estimate the fair value of the $90,116 outstanding principal amount of Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"); we used the average price of the corporate bond trades reported on or around September 30, 2010. At September 30, 2010, the fair value of the New Notes was approximately $87,600.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MORRIS PUBLISHING GROUP, LLC

Date: November 15, 2010	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial and Accounting Officer)