Form 10-K
period 2010-12-31
MORRIS PUBLISHING GROUP LLC
filed 2011-04-21
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

N/A

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

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

Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates is $0 as of June 30, 2010 and currently.

Throughout the year 2008, Morris Publishing Group, LLC ("Morris Publishing") was a wholly owned subsidiary of Morris Communications Company, LLC ("Morris Communications"), a privately held media company. On January 28, 2009, Shivers Trading & Operating Company ("Shivers"), Morris Publishing's indirect corporate parent, and Morris Communications, then Morris Publishing's direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer Morris Publishing's parent.

In this report, Morris Publishing is considered as and will be referred to as a wholly owned subsidiary of MPG Holdings, a subsidiary of Shivers. "We," "us" "Company" and "our" also refer to Morris Publishing and its subsidiaries and "parent" refers to MPG Holdings.

-i-

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report.

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-"Risk Factors", included herein, as well as other risks and factors identified from time to time in our United States Securities and Exchange Commission filings.

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

-ii-

Part I

During 2008 and 2009, our operations were adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing severe decline in advertising revenue in this recession and the permanent loss to other media within various categories. As a result, we faced constraints on our liquidity during this period, including our ability to service the principal amount of combined indebtedness owed to our secured lenders under the credit agreements and to the holders of our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), with no realistic ability to obtain the necessary additional funds in the capital markets.

On March 1, 2010, we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total amount of our debt outstanding from $447.7 million, including accrued interest, at December 31, 2009 to approximately $107.2 million of stated principal. The holders of the Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The Restructuring consisted of the following transactions:

•
The claims of the holders of the Original Notes, in an aggregate principal amount of $278.5 million plus $35.4 million in accrued interest were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"). Based upon trading activity in the New Notes, the fair value of the New Notes was $91.0 million at issuance. Therefore, we recorded the New Notes as indebtedness of $91.0 million, with $9.0 million of original issue discount ("OID") to be accreted as additional interest over the life of the New Notes.

•
The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing Group, LLC ("Morris Publishing") of $87.2 million and settled $24.9 million of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112.1 million (including accrued paid in kind ("PIK") interest) of the Tranche C senior secured debt outstanding under our Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

•
We repaid from cash on hand, as required under the Indenture to the New Notes (the "New Indenture"), the entire $19.7 million principal amount of Tranche A senior secured debt, plus accrued cash interest and a $0.3 million prepayment fee, leaving only the $6.8 million (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of March 1, 2010, the effective date of the Restructuring (the "Effective Date").

We were required to use part of our available cash after the repayment of the Tranche A term loan to redeem $3.2 million of the aggregate stated principal amounts outstanding on the New Notes.

Under the New Indenture, we were permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Credit Agreement.

On April 26, 2010, in connection with, and immediately prior to entering into a working capital facility, we repaid the Tranche B term loan under the Credit Agreement in the amount of $6.8 million (plus accrued PIK interest) with $7.1 million of Refinancing Indebtedness from Columbus Bank & Trust Company (the "Bank") and we entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10.0 million (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance. We were required to use part of our available cash upon entering into the Working Capital Facility to redeem $1.8 million of the aggregate stated principal amounts outstanding on the New Notes.

In addition, we are required by the New Indenture to use our monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes. During 2010, we redeemed an additional $8.5 million in aggregate stated principal amount outstanding on the New Notes from our Excess Free Cash Flows.

At December 31, 2010, we had $86.5 million in aggregate stated principal amount outstanding (including OID) on the New Notes and nothing outstanding under our Working Capital Facility. Our sources of liquidity were the cash flow generated from operations, our cash balances and $10.0 million currently available under our Working Capital Facility. Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital, the quarterly interest payments and the monthly Excess Free Cash Flow redemptions (if any) on the New Notes.

As permitted by the New Indenture, we intend to maintain a $10.0 million senior secured Working Capital Facility for the foreseeable future. Our current Working Capital Facility expires in May 2011, and we intend to either renew or replace this Working Capital Facility from time to time. If at any time we do not have a Working Capital Facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

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

See Part I, Item 1A-"Risk Factors" and Part II, Item 8-"Financial Statements and Supplementary Data, Note 5", included herein, for additional information.

Item 1—Business

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC"). In addition, information regarding corporate governance at Morris Publishing and our affiliate, Morris Communications Company, LLC ("Morris Communications"), is also available on this Web site.

Neither the content on our corporate Web site nor any other Web site referred to in this report is incorporated by reference into, or as part of, the annual report on Form 10-K. Further, our reference to the URL for the Web site is intended to be an inactive textual reference only.

Our corporate offices are located at 725 Broad Street, Augusta, Georgia, 30901 and our telephone number at this address is 706-724-0851.

Corporate History, Structure and Overview

Origins of the Newspaper Business

The Morris family became involved with The Augusta (Ga.) Chronicle in 1929, when William S. Morris, Jr., father of today’s chairman, became a bookkeeper at the daily newspaper, which was started in 1785 as the Augusta Gazette , the town’s first newspaper. Mr. Morris Jr. purchased The Augusta Chronicle in the early 1940s with a partner, and later purchased his partner’s half interest. William S. Morris III joined the newspaper business in the 1950s and has been a chairman for more than three decades. William S. Morris IV, his elder son, is president and CEO of Morris Publishing.

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

In 2001, Morris Publishing was formed to assume the newspaper operations of Morris Communications, a privately held media company. The original name, "MCC Newspapers, LLC," was changed to "Morris Publishing Group, LLC," in July 2003.

In recent years, we continued to expand until we sold a portion of our smaller newspapers in 2007:

•
In 2005, we launched Bluffton Today, originally a free daily newspaper, in Bluffton, South Carolina, a vehicle for new innovations in daily newspaper and Web publishing, with much of the content being user contributed.

•
In 2006, we acquired from Community Newspapers, Inc., The (Barnwell, S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The (Edgefield, S.C.) Citizen News and the Sylvania (Ga.) Telephone, all non-daily newspapers located within the Augusta market area.

•
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

•	On November 30, 2007, we sold fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse").

Current Corporate Structure

Throughout the year 2008, Morris Publishing was a wholly owned subsidiary of Morris Communications. Morris Communications' other divisions included: outdoor advertising, national magazines, visitor publications, radio and book publishing and distribution. It also has an online and technology division.

On January 28, 2009, Shivers Trading & Operating Company ("Shivers"), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation, both subject to the then-existing pledges of the membership interests of Morris Publishing and Morris Communications to the administrative agent for the lenders under the Credit Agreement, dated as of December 14, 2005 (the "Original Credit Agreement").
Subsequent to the reorganization, (i) we remain an indirect subsidiary of Shivers, and (ii) Morris Communications remains our affiliate, but is no longer our parent.

In this report, Morris Publishing and its subsidiaries are considered as and will be referred to as wholly owned subsidiaries of MPG Holdings, a subsidiary of Shivers, our indirect parent. Morris Communications and its subsidiaries are considered affiliates and were guarantors of the senior debt under the both the Original Credit Agreement and the Credit Agreement.

Overview

Morris Publishing owns and operates 13 daily newspapers including their related Web sites and mobile sites, as well as non-daily newspapers, city magazines, free community and other niche publications, serving mid-sized to small communities in Florida, Georgia, Texas, Kansas, Minnesota, Alaska, Arkansas, and South Carolina. The majority of our daily newspapers are usually the primary, and sometimes, the sole provider of comprehensive local market news and information in the communities that we serve.

Our products focus on the community from a content and advertising point of view. The longevity of our newspapers demonstrates the value and relevance of the comprehensive and in-depth local news and information that we provide; thus, creating strong reader loyalty and brand name recognition in each community that we serve. As a result, we believe that we have provided our advertisers a strong market reach through the high audience penetration rates in our markets.

At the end of 2010, our largest newspapers were The Florida Times-Union, Jacksonville, Florida, The Augusta Chronicle, Georgia, The Topeka Capital-Journal, Kansas, Savannah Morning News, Georgia, Lubbock Avalanche-Journal, Texas, Amarillo Globe-News, Texas, and the Athens Banner-Herald, Georgia, which together account for 86.5% of our weekly circulation.

We operate in a single reporting segment, and the presentation of our financial condition and performance is consistent with the way in which our operations are managed. However, from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets.

As a result of the current economic environment's unfavorable impact on the operating results of each of our newspapers, we are currently more focused on transforming our business to a multi-media revenue business as well as cost reduction opportunities. In the long term, we see significant opportunities in the highly fragmented local media industry.

Revenue

Our total net operating revenue from continuing operations for 2010 was $243.2 million and had declined from $403.8 million to $256.9 million over the previous four years.

We have two primary sources of revenue: advertising and circulation. In 2010, the advertising source, including both print and online media formats, represented 71.0% of total net operating revenues and the circulation source represented 25.5% of total net operating revenue.

Advertising

We are constantly working to maximize our competitive advantage to grow our advertising revenues. We categorize advertising as follows:

Retail*—local retailers, local stores for national retailers, department and furniture stores, grocers, niche shops, local financial institutions, local hospitals , restaurants and other small businesses.

Classified*—local employment, automotive, real estate and other advertising.

National*—national and major accounts such as wireless communications companies, airlines and hotels.

*On-line, included in all the categories above—banner, display, classified, behavioral targeting, search and other advertising on Web sites or mobile devices.

Retail, classified and national advertising revenue represented 59.3%, 33.7% and 7.0%, respectively, of our total 2010 advertising revenue. Compared to 2009, total online page-views were 689.4 million, up 39.3 million, or 6.0%, and unique online visitors were 70.0 million, up 11.4 million, or 19.4%, reflecting our customers’ migration to the Internet platform.

Advertising revenue is primarily determined by the linage, Internet page views, rate and mix of advertisements. The advertising rate depends largely on our market reach, primarily through circulation, and readership.

Our advertising revenue tends to follow a seasonal pattern, with higher advertising revenue in months containing significant events or holidays, with our second and fourth fiscal quarters being our strongest quarters in terms of revenue. In addition, we have experienced declines in advertising revenue over the past few years, due primarily to the economic recession and secular changes in the industry.

Circulation

Circulation revenue is based on the number of newspapers sold and is primarily derived from home delivery sales to subscribers and single copy sales at vending racks and retail stores. We also sell copies through our Newspapers in Education ("NIE") program which is a cooperative effort of newspapers working with local schools to encourage the use of the newspaper as a tool for instruction and to promote literacy.

Recently, we began implementing a metered online model at some of our newspapers' Web sites, in which users who are not print subscribers are given free access to a limited number local news articles per month, and after that limit are required to have a paid print or online subscription in order to view additional locally produced articles. In addition, we offer paid online subscriptions at most of our newspapers for access to our content through e-reader platforms.

Subscriptions are sold for one-month ("EZ Pay"), 13 week, 26 week and 52 week terms. We have increased the use of EZ Pay programs (a monthly credit or debit card payment program), door to door sales, kiosks, in-paper and online promotions to increase our circulation. Our call service center has an active stop-loss program for all expiring subscribers.

Other Revenues

Our other revenues consist primarily of commercial printing, periodicals, other online revenue, and other miscellaneous revenue, and represented 3.5% of our 2010 total operating revenue.

Printing and Distribution

We currently own/lease and operate 11 print facilities with each producing the newspaper and other publications for their respective communities served. The St. Augustine newspaper is currently printed at the Jacksonville facility and Bluffton Today is currently printed at the Savannah facility. The Savannah facility is leased from a related party.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

Newsprint

Newsprint, along with employee expenses, is a primary cost at each newspaper.

We are a member of a consortium which enables us to obtain favorable pricing through the groups reduced negotiated rates. We generally maintain a company average of 22 to 28 day inventory of newsprint which is a readily available commodity.

Historically, our operating performance has been affected by the volatility of newsprint prices. The following table reflects the percent change in our average purchase price and the total tonnes of 30 pound equivalent newsprint purchased for the last ten years:

	% Change in Average Purchase Price	Tonnes* Purchased
2001	1.4%	88,151
2002	(21.3%)	84,788
2003	4.5%	82,304
2004	10.2%	80,800
2005	10.3%	79,881
2006	7.4%	70,200
2007	(10.4%)	72,474
2008	21.6%	45,804	**
2009	(21.0%)	34,315
2010	13.3%	35,388
10 year % change/total	16.2%	674,105

*30 # Newsprint basis
**Note that a significant portion of the decrease in tonnes purchased in 2008 was due to our sale of 14 newspapers and other publications to GateHouse in November 2007. These publications purchased approximately 10,032 tonnes in 2007.

Employees

Since December 31, 2007, we have eliminated through attrition or staff reductions 864 full time equivalent employees ("FTE’s"), or about 30.7% of our workforce. Jacksonville, alone, accounted for 34.6% of the reduction. These work force reductions were made in response to our declining revenues and the current economic conditions. In addition, a significant portion of our work force reductions were from natural attrition.

Management Fee

Morris Communications has provided and will continue to provide management and related services to us, as well as all of its operating subsidiaries. A significant portion of the personnel of Morris Communications’ time was and will continue to be devoted to our affairs.

Morris Communications, its subsidiaries or affiliates currently provide senior executive management services and personnel (including the services of Mr. Morris III, Mr. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, research services, architectural and engineering, and external and internal audit functions, purchasing and participation in the Shared Services Center operated by MStar Solutions, LLC ("MStar").

Prior to March 1, 2010, the Effective Date of the Restructuring, the management fee was the greater of 4.0% of our total net operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). In addition, the technology and shared services fee was based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to us based upon usage.

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement, effective March 1, 2010, changing the fees payable by us to the actual amount of costs of providing the services, with the fees not to exceed $22 million in any calendar year.

Employee-relations

At December 31, 2010, we employed approximately 1,668 full-time and 323 part-time employees, none of whom is covered by collective bargaining agreements. We believe that our relations with our employees are generally good.

During 2010, 2009 and 2008, work force reductions were made as part of multiple efficiency and consolidation efforts taken in response to our declining revenues and the current economic conditions. In addition, a significant portion of our work force reductions were from natural attrition. Average FTE's were down 7.7%, 21.7% and 13.0% in 2010, 2009 and 2008, respectively.

Severance payments were made to terminated employees based on pay level and length of service. Severance payments totaled $0.8 million, $0.4 million, and $3.8 million in 2010, 2009 and 2008, respectively.

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

Effective April 1, 2009, we reduced employee wages by 5 to 10%, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions were 5% for those who earn less than $25,000 per year, 7.5% for those earning $25,000 to $50,000, and 10% for those earning $50,000 or more.

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

Products

Our product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers, and (iv) city magazines and niche publications. Most of these publications have a digital presence as you’ll see in the following tables:

Daily Newspapers

Newspapers form the core of our business unit. Our daily newspapers have online editions as an additional service for readers and advertisers alike. In all our news products, we believe we are committed to local news coverage and to the highest standards of journalism.

The following table sets forth our 13 daily newspapers and their respective Web sites which were owned and operated by us at December 31, 2010:

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

We have a concentrated presence in the Southeast, with four signature holdings, including the Florida Times-Union (Jacksonville), the Savannah Morning News, the Athens Banner-Herald and The Augusta Chronicle, our original and flagship newspaper. Our three other signature holdings are the Amarillo Globe-News, the Lubbock Avalanche-Journal and The Topeka Capital-Journal.

Total Average Paid Circulation(a)- Core(b) Newspaper:
Top Seven Newspapers	Sunday	Week day Average
Florida Times Union	143,731	98,224
The Augusta Chronicle	64,984	48,831
Savannah Morning News	50,742	37,123
Amarillo Globe-News	44,908	36,018
Lubbock Avalanche-Journal	43,689	34,283
The Topeka Capital-Journal	40,745	33,080
Athens Banner-Herald	22,409	16,957
Total	411,208	304,516

(a) Per the unaudited Audit Bureau of Circulations report for the six months ended September30, 2010.
(b) All editions that maintain the same basic identity, contain articles of interest to the general public, appear in the same format and language, and include full run of press advertising.

Jacksonville: The Florida Times-Union, which we have operated since 1983, is our largest newspaper and serves the Jacksonville, Florida, metropolitan area of 527,344 households with a population of approximately 1,341,000 and an adult population of 1,018,942

Augusta: The Augusta Chronicle, which we have operated since the early 1940s, is our second largest newspaper and serves the Augusta, Georgia community of approximately 202,608 households with a population of approximately 543,239 and an adult population of 403,061.

Savannah: The Savannah Morning News, which we have operated since the 1960s, serves the Savannah, Georgia, community of approximately 133,875 households with a population total of approximately 344,152 and an adult population of 254,593.

Topeka: The Topeka Capital-Journal, which we have operated since 1995, serves the Topeka, Kansas, community of approximately 96,260 households with a population of approximately 231,347 and an adult population of 175,699.

Lubbock: The Lubbock Avalanche-Journal, which we have operated since 1972, serves Lubbock, Texas, a community of approximately 107,072 households with a population of approximately 274,154 and an adult population of 202,432.

Amarillo: The Amarillo Globe-News, which we have operated since 1972, serves Amarillo, Texas, a community of approximately 90,059 households with a population of approximately 246,859 and an adult population of 180,154.

Athens: The Athens Banner-Herald, which we have operated since 1972, serves Athens, Georgia, a university community of approximately 71,173 households with a population of approximately 194,137 and an adult population of 149,215.

Non-Daily Newspapers

The following table sets forth our non-daily publications owned and operated by us at December 31, 2010, most of which are in close proximity to daily newspaper markets:

Market	Publication	Web site

Alaska
Homer	Homer News	http://www.homernews.com/
Juneau	Capital City Weekly	http://capitalcityweekly.com/

Florida
St. Augustine	Where Quick Guide	http://staugustine.com/visitors-guide
Jacksonville*	My Clay Sun, Shorelines, St. Johns Sun, Nassau Sun, Mandarin Sun, and Southside Sun	http://jacksonville.com/community/clay
* All Jacksonville Sun publications (with the exception of Shorelines) are distributed within the Florida Times-Union newspaper every Thursday, effective 1/6/2011.

Georgia
Bryan County	Bryan County Now	http://savannahnow.com/bryancountynow
Effingham County	Effingham Now
Martinez	The Columbia County News-Times	http://newstimes.augusta.com/
Thomson	The McDuffie Mirror	http://mirror.augusta.com/
Louisville	The News and Farmer and Wadley Herald/The Jefferson Reporter	http://www.thenewsandfarmer.com/
Sylvania	Sylvania Telephone	http://www.sylvaniatelephone.com/

Minnesota
Pequot Lakes	Lake Country Echo	http://www.pineandlakes.com/
Pine River	Pine River Journal	http://www.pineandlakes.com/

South Carolina
Barnwell	The People-Sentinel	http://www.thepeoplesentinel.com/
Edgefield	The Citizen News
Hampton County	The Hampton County Guardian	http://www.hamptoncountyguardian.com/
Hardeeville	Hardeeville Today
North Augusta	North Augusta Today	http://natoday.augusta.com/
Ridgeland	Jasper County Sun

Texas
Lubbock	Frenship Today	http://www.frenshiptoday.com/

Other Publications

Our city magazines, located in Athens, Augusta, Lubbock, Amarillo and Savannah, cover the people, issues and events of their respective communities. In addition, many of our daily newspapers produce additional magazines that regularly serve their respective communities with high-quality local features. Publications such as Coastal Antiques and Art and Coastal Senior are produced through the Morris Publishing daily newspaper, the Savannah Morning News. Skirt! is a free monthly magazine distributed in print and/or online in 42 markets across the country that features content on issues important to women.

The following tables set forth our city and other magazines and publications either owned and operated by us or licensed to a third party at December 31, 2010:

Market	Publication	Web site

City Magazines
Alaska
Alaska	Skirt! magazine (3)	http://alaska.skirt.com/

Arkansas
Conway	Skirt! magazine (3)	http://conway.skirt.com/

Georgia
Athens	Athens Magazine (1)	http://athensmagazine.com/
Augusta	Augusta Magazine (1)	http://augustamagazine.com/
Savannah	Savannah Magazine (1)	http://savannahmagazine.com/
	Lubbock Magazine	http://thelubbockmagazine.com/
	Amarillo Magazine	http://amarillomagonline.com/

Other Magazines and Books
Alabama
Birmingham	Skirt! magazine (2), (3)	http://birmingham.skirt.com/

California
Ventura	Skirt! magazine (2), (3)	http://ventura.skirt.com/

Florida
Jacksonville	Car Paper (1), (5)
Jacksonville	Skirt! magazine (1), (5)	http://jacksonville.skirt.com/
Jacksonville	Career Paper (1), (5)
Jacksonville	Discover Jacksonville (1), (5)
Jacksonville	H Magazine: The Pulse of Today’s Health (1), (5)
Jacksonville	Florida Military Publications (6)
St. Augustine	Eco Latino (1)	http://ecolatino.com/
Tampa/St. Petersburg	Skirt! magazine (2), (3)	http://tampabay.skirt.com/

Georgia
Atlanta	Skirt! magazine (2), (3)	http://atlanta.skirt.com/
Athens	Skirt! magazine (1), (3)	http://atlanta.skirt.com/
Augusta	Skirt! magazine (1), (4)	http://augusta.skirt.com/
Augusta	Skirt! magazine (3)	http://skirt.com/
Augusta	Skirt! books (3)	http://skirt.com/skirt-books/
Augusta	Augusta Family Magazine (1)
Savannah/Hilton Head	Skirt! magazine (1)	http://savannah.skirt.com/
Savannah/Hilton Head	Coastal Antiques and Art, Coastal Senior (1)	http://coastalsenior.com/
Savannah/Hilton Head	Coastal Mommies (3)	http://coastalmommies.com/

Kentucky
Lexington	Skirt! magazine (2)	http://lexington.skirt.com/

Massachusetts
Boston	Skirt! magazine (2), (3)	http://boston.skirt.com/

Minnesota
Brainerd	Her Voice (1)	http://brainerddispatch.com/hervoice
Brainerd	Skirt! magazine (3)	http://brainderd.skirt.com/
Pequot Lakes	Echoland-Piper Shopper (1)
Pine River	Echoland-Piper Shopper (1)

North Carolina
Charlotte	Skirt! magazine (1) (3)	http://charlotte.skirt.com/
Greensboro	Skirt! magazine (2) (3)	http://greensboro.skirt.com/
Raleigh	Skirt! magazine (2)	http://raleigh.skirt.com/
Winston Salem	Skirt! magazine (2)	http://winston-salem.skirt.com/

South Carolina
Beaufort	The Boot (6)
Beaufort	Jet Stream (6)
Charleston	Skirt! magazine (1)	http://charleston.skirt.com/
Columbia	Skirt! magazine (1), (4)	http://columbia.skirt.com/
Greenville	Skirt! magazine (2)	http://greenville.skirt.com/
Ridgeland	The Jasper Shopper(1)

Tennessee
Knoxville	Skirt! magazine (2)	http://knoxville.skirt.com/
Memphis	Skirt! magazine (2)	http://memphis.skirt.com/

Texas
Amarillo	Skirt! magazine (3)	http://amarillo.skirt.com/
Houston	Skirt! magazine (2), (3)	http://houston.skirt.com/
Lubbock	Skirt! magazine (1), (3)	http://lubbock.skirt.com/
Lubbock	Lubbock City Magazine (1)
Lubbock	GO! (3)	http://events.lubbockonline.com/

Virginia
Richmond	Skirt! magazine (2)	http://richmond.skirt.com/
Hampton Roads	Skirt! magazine (2), (3)	http://hamptonroads.skirt.com/

1	Owned by Morris Publishing
2	Licensed to third party
3	Published only online
4	Augusta and Columbia Skirt! publication is combined
5	Published as part of the Florida Times-Union
6	Published for a third party

Free community papers are dedicated advertising vehicles designed to provide customers with reliable, no-frills opportunities for sales and purchases, along with practical community news and information. Both readers and advertisers look to these publications, popularly known as "shoppers," for quick contact, quick information and quick results.

Operating Strategy

We intend to remain the preeminent provider of local content and advertising for the markets we serve.

While it is probable that print advertising will continue to decline over the next year, the difference will not be made up by online advertising gains. As we strive to develop subscription revenue streams from our online content and to maximize online adverting revenue, we are still focusing on our core print products. The print format is a major medium that still works for our readers, advertisers and communities. The market share with our print products gives us a true competitive advantage and a platform from which we can market and promote online products. In all of our news and information products, we are committed to local coverage and to the highest standards of journalism. We strive for coverage that acknowledges the diversity of our readers.

While many advertisers are currently experimenting with many forms of advertising, we believe that many former clients will return to our newspapers, seeking a combination of print and online advertising. Our strategy is to be able to provide advertising in any form our clients desire. Critical to our success, we continue to invest in the recruitment and training of our sales force to increase productivity, to create a multi-media sales culture, and to sell behavioral targeted advertising.

We seek to utilize advanced technology and superior content to be fully engaged in meeting the industry imperative of building and maintaining circulation and readership in a competitive climate. We are actively developing online and mobile products, including mobile Web sites and applications and deal platforms.

In addition, we will continue to pursue permanent reductions in our controllable expenses and to share resources across our organization, allowing each of our newspapers access to technology, and additional management expertise, content and advertisers.

Industry Overview

Media companies that serve the local community markets within the industry provide highly focused local content and advertising that are generally unique to each market they serve and are not readily obtainable from other sources. Due to the unique nature of their content, community publications, which include community newspapers, Web sites, shoppers, traders, real estate guides, special interest magazines and directories, compete to a limited extent for advertising customers with direct mail, directories, radio, television, and outdoor advertising. However, community publications typically emphasize the price of goods in an effort to move inventory on a regular basis, while radio, broadcast and cable, television, and the internet are generally used for image or branding advertising. The higher local audience penetration of the community publications generally enables advertisers to reach a greater portion of the local audience.

Newspapers located in the smaller and midsize communities deliver a highly focused product that is often the only source of local news and information in the market it serves, while the national and urban newspapers offer broad based information to a geographically scattered audience, which is more of a commodity. Moreover, small and midsize communities can generally sustain only one newspaper, with the value associated with the long-term reader and advertiser loyalty and the high start-up costs associated with developing and distributing content and selling advertisements limiting the competition.

Industry Data

Unless otherwise indicated, information contained in this report concerning the newspaper industry, our general expectations concerning the industry and our market position and market share within the industry are derived from data from various third party sources as well as management estimates. Management’s estimates are derived from third party sources as well as data from our internal and proprietary research and from assumptions made by us, based on such data and our knowledge of the newspaper industry which we believe to be reasonable. We have not independently verified any information from third party sources and cannot assure you of its accuracy or completeness. Our internal research has not been verified by any independent source. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties, and is subject to change based on various factors, including those discussed under the caption "Risk factors" in this report.

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

Key Revenue Drivers

Advertising

The primary sources of advertising revenue for local newspapers are businesses, government agencies and individuals who reside in the market they serve. By combining paid circulation print newspapers with niche publications, local newspapers are able to reach a majority of the households in a distribution area.

However, in recent years advertisers have shifted their focus to add an online component to their local advertising strategy due to increasing internet usage and the wide array of available information sources. As a result, most newspapers have added an online product that further leverages and complements their local brand, provides an alternative distribution method for local advertisers, ensures higher market penetration, attracts local advertisers that have never advertised with local newspapers, and provides an opportunity for enhanced behavioral targeting products. In addition, the internet provides national advertisers a powerful medium to reach buyers at the local level.

Given its ability to generate, publish and archive more comprehensive, in-depth and up to the minute coverage of news and information than any other source, local newspapers have produced some of the most visited sites on the internet. Local online media includes proprietary local content, classifieds, local advertising, databases, directories, mobile applications and audience-contributed content.

The newspaper industry is reported to generate annual revenues of approximately $57 billion primarily based on advertising and circulation. On average, 80% of the industry’s revenue is derived from print and online advertising, while 20% comes from circulation. Approximately 74% of all newspaper revenue is from the print advertising media.

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

With the increased competition from other forms of media and slumping advertising revenues, the downward pressure on newspaper earnings will likely remain intense in the near-term. "See Risk Factors — Risks Relating to Our Business and Industry."

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

Telemarketing rules adopted by the FTC and FCC, including the "National Do-Not-Call Registry" and regulations, have had an impact on the industry’s ability to source subscriptions through telemarketing. The industry has implemented several programs to offset the effect of this legislation and is focusing on retaining current customers through stronger retention efforts, which include increased customer service, lengthening the subscription periods for new and existing customers, and new payment methods.

Newspapers have begun efforts in circulation and advertising target marketing segmentation. This allows newspapers to target individual households based on various demographic and lifestyle characteristics, focusing on those that "look like" the best and most desired customers. Newspapers believe that this effort plus increased retention efforts will allow them to better control circulation volumes and to grow circulation in the geographic and demographic groups that advertisers want.

Key Cost Drivers:

Labor

Labor costs represent approximately 35-40% of total industry revenues. Total industry employment steadily declined in the 2000s, as significant investment in more automated production methods led to efficiencies and higher productivity per worker. However, industry-wide medical and health care insurance and pension benefit costs are rising.

Newsprint

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

FCC Regulatory Matters

➢ FCC Ownership Rules

Morris Communications, which is under common control with Morris Publishing, owns subsidiaries which, in turn, own or have other interests in radio broadcast stations that are subject to regulation by the Federal Communications Commission ("FCC" or "Commission") under the Communications Act of 1934, as amended (the "Communications Act"). Among other things, and as set forth in more detail below, the FCC’s rules restrict common ownership or control of interests in broadcast stations and certain other media properties in the same market. Relevant to Morris Publishing and its affiliates, these restrictions limit (1) combinations of daily newspapers and radio or television stations in the same market (the "Newspaper/ Broadcast Cross-Ownership Rule"); (2) the number of radio stations in which a single party may have "attributable interests" in a market (the "Local Radio Ownership Rule"); and (3) certain combinations of television and radio stations in the same market (the "Radio/Television Cross-Ownership Rule"). Morris Communications’ broadcast interests may restrict our opportunity to acquire additional newspapers in certain geographic locations. Those interests and Morris Publishing’s ownership of newspapers may also restrict our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties. In addition, other affiliates of Morris Communications hold interests in cable systems. While our current media holdings and those of our affiliates are not affected by these cable interests, such interests could restrict the range of investments that we and our affiliates can make in other communications businesses, such as local telephone service or video programming, under current FCC rules.

In September 2003, the FCC relaxed many of its ownership restrictions. However, on June 24, 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes. The court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in September 2003. In December of 2007 the FCC adopted a Report and Order that left most of the Commission’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s Report and Order. Those appeals were consolidated in the Third Circuit in November 2008. The Third Circuit initially stayed implementation of the 2007 changes to the newspaper/broadcast cross-ownership ban but lifted the stay in March 2010. Certain other parties jointly filed a petition for reconsideration of the decision with the FCC, which also remains pending. In May 2010, the FCC issued a Notice of Inquiry to begin the mandatory quadrennial review of its media ownership to determine whether the rules remain necessary for the public interest. On February 8, 2011, the Third Circuit issued an order sending certain appeals, including one of the appeals filed by Morris, to the United States Court of Appeals for the D.C. Circuit. The issues to be considered by the D.C. Circuit have not been identified. An appeal filed by Morris with regard to the December 2007 FCC decision remains pending in the Third Circuit, where oral arguments were heard on February 24, 2011.

➢ Attribution for Purposes of the FCC’s Ownership Rules

The FCC’s ownership rules restrict the ability of individuals or entities to have "attributable interests" in certain media outlets. Both ownership of daily newspapers and ownership of FCC broadcast station licensees are attributable interests for purposes of the FCC’s ownership restrictions. In addition, radio station joint sales agreements ("JSAs") are attributable if the brokering party (1) sells more than 15% of the brokered station’s advertising time per week and (2) owns or has an attributable interest in another radio station in the local market. As discussed in more detail below, in addition to the newspapers and radio stations owned by Morris Communications and its affiliates, a Morris Communications subsidiary is party to an attributable JSA in the Amarillo, Texas market, where Morris Publishing owns the local newspaper.

➢ Newspaper/Broadcast Cross-Ownership Rule

The Newspaper/Broadcast Cross-Ownership Rule generally prohibits one party from holding attributable interests in both a commercial broadcast station and a daily newspaper in the same community. Pursuant to the FCC’s December 2007 decision, however, the Commission would evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The Commission would apply a presumption that the combination is in the public interest if it is located in a top-20 Nielsen Designated Market Area ("DMA") and involves the combination of a newspaper and only one television station or one radio station. If the combination involves a television station, the presumption would only apply where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA. All other combinations would be presumed not in the public interest. That negative presumption could be reversed if the combination would result in a new local news source that provides at least seven hours of local news programming per week or if the property being acquired has failed or is failing. The December 2007 changes to the Newspaper/Broadcast Cross-Ownership Rule went into effect in March 2010 when the Third Circuit lifted the stay, but remains subject to appeal and FCC reconsideration. In addition, the rule will be subject to further FCC review in the 2010 quadrennial review proceeding.

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

Morris Communications’ existing radio ownership complies with the Commission’s current Local Radio Ownership Rule. However, an ongoing FCC rulemaking proceeding is considering alternative ways to define radio markets located outside of Arbitron-rated markets. Morris Communications believes, but cannot guarantee, that this proceeding will have no adverse impact on compliance of its existing radio ownership with FCC requirements. The FCC’s Local Radio Ownership Rule could also affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties and is subject to FCC review in the 2010 quadrennial proceeding.

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

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners or operators’ releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of regulated materials at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Many of our facilities have never been subjected to "Phase I" environmental site assessments or audits. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

The federal Comprehensive Environmental Response, Compensation & Liability Act of 1980 as amended ("CERCLA") and similar state counterpart acts, provide for strict, and under certain circumstances, joint and several liability, for among other things, generators of hazardous substances disposed of at contaminated sites. We have received requests for information or notifications of potential liability from the United States Environmental Protection Agency under CERCLA and states under counterpart acts for a few off-site locations. We have not incurred any significant costs relating to these matters and we have no information to suggest that we will incur material costs in the future in responding to conditions at these sites.

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

Risks relating to our debt are as follows:

Overview:

On March 1, 2010, we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total amount of our debt outstanding from $447.7 million, including accrued interest, at December 31, 2009 to approximately $107.2 million of stated principal. The holders of the Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The Restructuring consisted of the following transactions:

•
The claims of the holders of the Original Notes, in an aggregate principal amount of $278.5 million plus $35.4 million in accrued interest were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"). Based upon trading activity in the New Notes, the fair value of the New Notes was $91.0 million at issuance. Therefore, we recorded the New Notes as indebtedness of $91.0 million, with $9.0 million of original issue discount ("OID") to be accreted as additional interest over the life of the New Notes.

•
The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing Group, LLC ("Morris Publishing") of $87.2 million and settled $24.9 million of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112.1 million (including accrued paid in kind ("PIK") interest) of the Tranche C senior secured debt outstanding under our Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

·
We repaid from cash on hand, as required under the Indenture to the New Notes (the "New Indenture"), the entire $19.7 million principal amount of Tranche A senior secured debt, plus accrued cash interest and a $0.3 million prepayment fee, leaving only the $6.8 million (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of March 1, 2010, the effective date of the Restructuring (the "Effective Date").

We were required to use part of our available cash after the repayment of the Tranche A term loan to redeem $3.2 million of the aggregate stated principal amount outstanding on the New Notes.

Under the New Indenture, we were permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Credit Agreement.

On April 26, 2010, in connection with, and immediately prior to entering into a working capital facility, we repaid the Tranche B term loan under the Credit Agreement in the amount of $6.8 million (plus accrued PIK interest) with $7.1 million of Refinancing Indebtedness from Columbus Bank & Trust Company (the "Bank") and we entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10.0 million (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance. We were required to use part of our available cash after upon entering into the Working Capital Facility to redeem $1.8 million of the aggregate stated principal amount outstanding on the New Notes.

In addition, we are required by the New Indenture to use our monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes. During 2010, we redeemed an additional $8.5 million in aggregate stated principal amount outstanding on the New Notes from our Excess Free Cash Flows.

At December 31, 2010, we had $86.5 million in aggregate stated principal amount outstanding (including OID) on the New Notes and nothing outstanding under our Working Capital Facility. Our sources of liquidity were the cash flow generated from operations, our cash balances and $10.0 million available under our Working Capital Facility. Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital, the quarterly interest payments and the monthly Excess Free Cash Flow redemptions (if any) on the New Notes.

As permitted by the New Indenture, we intend to maintain a $10.0 million senior secured Working Capital Facility for the foreseeable future. Our current Working Capital Facility expires in May 2011, and we intend to either renew or replace this Working Capital Facility from time to time. If at any time we do not have a Working Capital Facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

Our indebtedness and other obligations continue to be significant. If the current economic environment does not improve, we may not be able to generate sufficient cash flow from operations to satisfy our obligations as they come due, and, as a result, we would need additional funding, which may be difficult to obtain.

At December 31, 2010, we continue to have a significant amount of indebtedness and other obligations that are likely to have several important consequences to our business. For example, our indebtedness and other obligations:

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

If we are unable to return to sustained profitability, and/or if current economic conditions do not improve in the foreseeable future, we may not be able to generate sufficient cash flow from operations in the future to allow us to service our debt (including the New Notes and our Working Capital Facility, as described in Item 1-Business), pay our other obligations as required and make necessary capital expenditures, in which case we likely would need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing.

If these alternatives are not available in a timely manner or on satisfactory terms or are not permitted under our existing agreements, we may default on our debt obligations. Such a default could result in the acceleration of all our debts or have other serious adverse consequences for the holders of the New Notes.

Inadequate liquidity could materially adversely affect our future business operations.

Given the current business environment, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity through 2011 and beyond will depend on our ability to successfully operate our business and continue to curtail operating expenses and capital spending. Our forecasted liquidity needs are highly sensitive to changes in each of these and other factors.

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

The New Indenture and our Working Capital Facility contain restrictions that limit our flexibility in operating our business.

The New Indenture and our Working Capital Facility contain various covenants that limit our ability to engage in specified types of transactions. Subject to the limitations and exceptions set forth in the New Indenture and our Working Capital Facility, these covenants restrict our ability to, among other things:

•	incur liens, other than customary permitted liens;
•	incur indebtedness, other than customary permitted indebtedness;
•	make material modifications or amendments to affiliate agreements or other agreements;
•	engage in affiliate transactions;

•	engage in certain specified investments;
•	engage in mergers, dispositions, asset sales and other fundamental changes;
•	engage in equity pledges;
•	incur capital expenditures in excess of $10.0 million in the aggregate during any calendar year;
•	reduce the amount of cash on hand plus availability under a working capital facility, if applicable, below $2.0 million;
•	take any actions that could cause us to violate any financial covenants;
•	change the nature of our business; and
•	make certain restricted payments.

A breach of any of these covenants, or any other covenant in the New Indenture and Working Capital Facility, could result in a default under the New Indenture and Working Capital Facility. In addition, any debt agreements we may enter into in the future may further limit our ability to enter into certain types of transactions.

Our ability to comply with these covenants is partly dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the New Indenture or our Working Capital Facility, which could permit the holders or banks to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt. Any future credit agreement we enter into may contain similar or even more restrictive covenants.

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

No appraisal of the value of the collateral has been made in connection with the Restructuring by us or any other party retained by us. The value of the collateral in the event of enforcement against the collateral or our liquidation will depend on market and economic conditions, the availability of buyers and other factors. The value of the collateral securing the New Notes may be insufficient to satisfy the claims of the holders thereof. Such value may be materially diminished or impaired by any bankruptcy, reorganization or other proceedings involving us or any of our subsidiaries or by the regulatory consequences thereof or by any of the other matters discussed in these risk factors, as well as factors beyond our control and the control of our creditors.

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

The liens securing the New Notes and the Guarantees are junior to the existing liens on such assets granted to the creditors under a working capital facility. The parties holding liens with higher priority than the liens securing the New Notes could proceed against the collateral subject to their respective liens. In that event, any proceeds received upon a realization of the collateral would be applied to amounts due to such creditors before any proceeds would be available to make payments on the New Notes. The value of the collateral may not be sufficient to repay the holders of the New Notes in addition to the other applicable lien holders. We cannot assure the holders of the New Notes that the proceeds from the sale or sales of all of such collateral would be sufficient to satisfy the amounts outstanding under the New Notes and other obligations secured by the same collateral, after payment in full of all obligations secured by higher-priority liens on the collateral.

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

The New Notes are non-investment grade debt that may be subject to substantial price volatility in the trading market.

Historically, the trading market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the New Notes. We cannot assure you that the trading market for the New Notes will not be subject to similar disruptions. Any such disruptions may adversely affect you as a holder of the New Notes.

The New Notes are not listed on any securities exchange or automated dealer quotation system and have traded at a discount from their initial issue price or principal amount. The liquidity of any market for the New Notes depends upon various factors, including:

•	the number of holders of the New Notes;
•	the overall market for similar securities;
•	prevailing interest rates;
•	our financial condition, performance or prospects;
•	the prospects for companies in our industry generally; and
•	general economic conditions.

Accordingly, we cannot assure you that the trading market or liquidity will continue for the New Notes. Any decline in trading prices, regardless of the cause, may adversely affect the trading markets and liquidity for the New Notes.

Risks Relating to Our Business and Industry

Our business activities involve various elements of risk. The risks described below are not the only ones facing us. Additional risks that are presently unknown to us or that we currently deem immaterial may also impact our business. We consider the following issues to be the most critical risks to the success of our businesses:

Economic weakness and uncertainty in the markets we serve and in our key advertising categories have adversely affected and may continue to adversely affect our advertising revenues.

Advertising spending, which drives a significant portion of our revenues, depends on the relative strength of the economy in our principal newspaper markets as well as the strength or weakness of national and regional economic factors. Recent adverse economic factors have included lower consumer and business spending, high unemployment, and depressed home sales. Our advertising revenues are particularly adversely affected if advertisers respond to weak economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Continuing weak economic conditions and outlook would adversely affect our level of advertising revenues and our business, financial condition and results of operations.

The collectability of accounts receivable under current adverse economic conditions could deteriorate to a greater extent than provided for in our financial statements.

Adverse economic conditions in the United States have increased our exposure to losses resulting from the potential bankruptcy of our advertising customers. We extend credit and set the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with Morris Publishing and other industry specific data.

We provide an allowance for doubtful accounts equal to estimated uncollectible accounts. Our estimate is based on regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as customer’s financial status and other business risk. If such collectability estimates prove inaccurate, adjustments to future operating results could occur.

Competition for advertisers may impair our ability to grow or maintain revenue levels in core and new markets.

We face substantial competition for advertising revenue in our various local markets from non-daily print publications, magazines, Web sites, digital platforms and applications, television, radio, other forms of media, direct marketing and online advertising networks and exchanges. This competition also affects our ability to generate circulation revenues. This intensified competition could make it difficult for us to grow or maintain our print advertising and circulation revenues and will challenge us to expand the contributions of our online and other digital publications.

We may not obtain sufficient subscribers to make an online pay wall model financially attractive.

In early 2011, we began launching a pay wall system at some of our newspaper Web site platforms with the intention of developing a second online revenue stream, while preserving our online advertising revenues. Under this pay wall model, users are asked to pay after accessing for free a set number of locally generated articles per month, with our success being dependent on market acceptance, consumer habits, and the timely development of an adequate online infrastructure. If we are unable to convert a sufficient number of users to a paid status or maintain our online audience for advertising sales, our total net operating revenues may be adversely affected.

If we are unable to retain and grow our Web site audience, our online businesses will be adversely affected.

Due to the increasing number of media options available on the Internet, consumers are placing greater value on when, where and how and at what price they consume online content than they do on the source or reliability of such content. As a result, there may develop more of a disincentive to visit our newspapers' Web sites.

While our reputation for quality journalism and content are important in competing for revenues online, audiences may fail to distinguish our content from the content of other providers due to the undifferentiated presentation. As a result, we may not be able to increase our online traffic sufficiently or retain a base of frequent visitors to our Web sites.

Our Web site traffic is also driven by Internet search results. Any changes in search engine methods could decrease the amount of revenue that we generate from online advertisements. If we fail to successfully manage search engine optimization efforts across our Web sites, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our online platforms. Even if we maintain traffic levels, our online revenues may still be affected by any downward pressure on advertising rates as a result of any increases in inventory.

Further declines in circulation revenue would adversely affect us.

Circulation revenue, which represented approximately 25.5% of our net operating revenues as of December 31, 2010, is affected by, among other things, competition and consumer trends, including declining consumer spending on newspapers. Circulation revenue and our ability to achieve price increases for our print products are affected by:

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

Newsprint, ink and supplements costs, the major components of our cost of raw materials, were, together, 10.5%, 8.4%, and 11.6% of our total operating revenues in 2010, 2009, and 2008, respectively. Historically newsprint prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in newsprint prices. We have no long-term supply contracts, and we have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results would be adversely affected.

We depend on key personnel and we may not be able to operate or grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

The success of our business is heavily dependent on our ability to retain our current management and other key personnel and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and we may not be able to retain our personnel. The loss of any key personnel would require our remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate or grow our business.

A shortage of skilled or experienced employees in the media industry, or our inability to retain such employees, could pose a risk to achieving improved productivity and reducing costs, which could adversely affect our profitability.

Production and distribution of our various publications requires skilled and experienced employees. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products and our entry into new markets. The cost of retaining or hiring such employees could exceed our expectations which could adversely affect our results of operations.

Our potential inability to successfully execute cost control measures could result in greater than expected total operating costs.

We have implemented general cost control measures, and expect to continue such cost control efforts. If we do not achieve expected savings as a result of such measures or if our operating costs increase as a result of our growth strategy, our total operating costs may be greater than expected. In addition, reductions in staff and employee benefits could affect our ability to attract and retain key employees.

Because of the FCC’s cross-ownership limitations and Morris Communications’ ownership of broadcast stations, we may not be able to make acquisitions that would be favorable, or we may be required to dispose of existing newspapers.

The Federal Communications Commission ("FCC") imposes limits on the cross-ownership of broadcast stations and newspapers in the same market and may require Morris Communications and/or its affiliates to divest certain existing radio stations or may require us to divest certain of our newspaper properties in Amarillo, Texas and Topeka, Kansas and/or may prevent us from pursuing or consummating newspaper acquisitions that our management otherwise would have pursued in markets in which Morris Communications or its affiliates own radio stations.

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

We are subject to a variety of environmental laws and regulations concerning, among other things, emissions to the air, waste water and storm water discharges, handling, storage and disposal of wastes, recycling, remediation of contaminated sites, or otherwise relating to protection of the environment. Environmental laws and regulations and their interpretation have changed rapidly in recent years and may continue to do so in the future. Failure to comply with present or future requirements could result in material liability to us. Some environmental laws impose strict, and, under certain circumstances, joint and several liability for costs of remediation of soil and groundwater contamination at our facilities or those where our wastes have been disposed. We are not aware of any existing material environmental contamination, but our current and former properties may have had historic uses which may require investigation or remedial measures. We cannot guarantee that material costs and/or liabilities will not occur in the future, including those which may arise from discovery of currently unknown conditions.

The FTC "Do Not Call" rule has adversely affected and will continue to affect our ability to sell newspaper subscriptions by telephone marketing.

Pursuant to the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Federal Trade Commission, or "FTC," issued the Telemarketing Sales Rule prohibiting a telemarketer from calling persons who have registered with the National Do Not Call Registry. Prior to the implementation of the telemarketing sales rule in 2003, we used telephone direct marketing efforts to maintain and increase our newspaper circulation. Since October 2003 the FTC, the FCC and state law enforcement officials have had the authority to enforce violations of this rule. Once a consumer registers with the National Do Not Call Registry, most telemarketers (generally other than those calling to solicit political or charitable contributions) are required to remove that consumer’s number from their call lists within three months of the date of registration. As a result, the issuance of the telemarketing sales rule has limited our ability to engage in telephone marketing efforts.

The FTC proposed "Do Not Track" guidelines, which, if adopted, could affect our online advertising revenues.

On December 1, 2010, the FTC issued a preliminary staff report recommending the adoption of guidelines that would restrict an advertiser’s ability to use online tracking tools to make informed guesses about a user’s age, gender, and other demographic information. This information is used to create user profiles, which are in turn used to determine which online ads are delivered to that consumer. Online content providers can charge a "behavioral advertising" premium for this online ad space. If adopted in its current form, the "Do Not Track" guidelines could reduce online advertising revenues. Comments on the proposed guidelines were due on February 18, 2011.

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

There can be no assurance that MPG Newspaper Holding, LLC ("MPG Holdings") or the Morris family will exercise control in our best interests as opposed to their own best interests. As a result, they may take actions that may be viewed as adversely affecting our business or the New Notes.

The Morris family, including William S. Morris III, our chairman, and his son, William S. Morris IV, our president and chief executive officer, beneficially owns all of the equity ownership interests in MPG Holdings, our parent company. By virtue of such equity ownership, the Morris family has the sole power, subject to certain limitations set forth in agreements with our lenders and other creditors, to:

•	elect the entire board of directors of our direct and indirect parents, Shivers Trading & Operating Company ("Shivers") and MPG Holdings and each of their subsidiaries, including us;
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

Currently, two of the three directors on the boards of directors of Shivers, MPG Holdings, and each of their subsidiaries (including our board) are members of the Morris family, and the third is Craig S. Mitchell, who is also the Senior Vice President — Finance, Secretary and Treasurer of Pesto, Inc. ("Pesto", Morris Communications' parent), Questo, Inc. ("Questo", Shivers' and Pesto's parent), Shivers, MPG Holdings, Morris Communications and each of their subsidiaries.

Mr. Mitchell serves at the pleasure of the Morris family. None of these boards has an audit committee with "independent" directors, based on the definition of "independence" of any national securities exchange and, although our board of directors has determined that two of the audit committee members do satisfy the definition of "financial expert," none of these boards is required to have as a member a "financial expert" as defined under the Sarbanes-Oxley Act of 2002, referred to as the "Sarbanes-Oxley Act."

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

Although the holders of the New Notes have the right to appoint a non-voting observer to our board of directors (and to each committee of our board of directors as well as the board of directors, or comparable body, of each material subsidiary of ours and each committee of those boards, or comparable bodies), no member of any such board of directors (or comparable body) has been elected, or is anticipated to be elected, to represent the interests of the holders of the New Notes, and the observer will have no right to vote on any action to be taken by any of the boards of directors (or comparable bodies). After the Restructuring, the Morris family does not plan to appoint any non-family members to any such boards, other than the current single existing non-family member director, or any "independent" directors, based on the definition of "independence" of any national securities exchange.

We depend upon the Morris family for management, leadership and general policy-making.

The unavailability for any reason of the managerial services presently provided by the Morris family (particularly our chairman William S. Morris III and our chief executive officer William S. Morris IV) to Morris Publishing could be disruptive to our business for some period of time. While we have been advised that the Morris family has no intention to engage in a transaction that would lead to a change of control of Questo, Shivers, Pesto, MPG Holdings, Morris Communications or Morris Publishing, no assurances can be given that future events or other circumstances will not arise that would lead to a possible change of control.

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

Affiliated transactions to which we are a party may not necessarily be consummated on an arm’s-length basis and, therefore, may not be as favorable to us as those that could be negotiated with non-affiliated third parties. Such transactions to which we are a party include the following:

•
we receive management and other services from Morris Communications and its subsidiary, MStar Solutions, LLC pursuant to a management and services agreement, which we refer to herein as the "Management and Services Agreement";

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
•
Morris Publishing is a single member limited liability company that is disregarded for federal income tax purposes, and, along with its direct and indirect subsidiaries, Morris Publishing is part of a consolidated tax group of our ultimate parent corporation and its subsidiaries. Morris Publishing participates in the Tax Consolidation Agreement with its affiliates whereby Morris Publishing may be required to pay an amount equal to the taxes Morris Publishing would have been required to pay as if Morris Publishing were a separate taxable corporation. Morris Publishing and its direct and indirect subsidiaries may become jointly and severally liable for all income tax liability of the group in the event other members of the tax consolidated group are unable to pay the taxes attributable to their operations.

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

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

Management believes that all of our properties are in generally good condition and suitable for current operations. Our executive offices are located in Augusta, Georgia. Our main facilities owned at December 31, 2010 are shown on the following table. Our production facilities, which are indicated by the presence of a press line, are in most cases, newspaper office facilities as well. We own all of the following real estate and facilities of the following newspapers except the real estate and facility located on Chatham Parkway* in Savannah, Georgia, which are operated under a long-term lease with an affiliate. See "Certain relationships and related transactions".

State	City	Press Lines		Sq. Ft.
Alaska	Homer	0		2,418
	Kenai	1		19,307
	Juneau	1		55,045

Arkansas	Conway	1		20,431

Florida	St. Augustine	1	*	55,264
	Jacksonville	4		328,106

Georgia	Athens	1		110,000
	Augusta	1		159,758
	Louisville	0		2,500
	Savannah	3	*	220,000

Kansas	Topeka	1		153,467

Minnesota	Brainerd	1		25,500
	Pine River	0		1,750
	Pequot Lakes	0		4,563

South Carolina	Ridgeland	0		1,500
	Barnwell	0		15,000
	Hampton County	0		3,000
	Ridgeland	0		1,000

Texas	Amarillo	1		84,251
	Lubbock	1		160,644

* While the one printing press and two of the three printing presses still reside in St. Augustine and Savannah, respectively, the three printing presses are no longer in use and are held for sale.

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

Item 4—Reserved

None.

Part II

Item 5—Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Common Stock

There is no public trading market for our equity, all of which is currently held by is MPG Newspaper Holdings, LLC ("MPG Holdings"), a subsidiary of Shivers Trading & Operating Company ("Shivers").

Throughout the year 2008, Morris Publishing Group, LLC ("Morris Publishing") was a wholly owned subsidiary of Morris Communications Company, LLC ("Morris Communications"), a privately held media company. On January 28, 2009, Shivers, Morris Publishing's indirect corporate parent, and Morris Communications, then Morris Publishing's direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Holdings, a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its parent.

On March 1, 2010, Morris Publishing restructured its debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby significantly reducing the total principal amount of its outstanding debt. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

Item 6—Selected Financial Data

The selected historical financial data of Morris Publishing Group, LLC ("Morris Publishing") set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The consolidated statement of operations and other operating and financial information data for each of the years ended December 31, 2010, 2009, and 2008 and the consolidated balance sheet data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report.

The financial information we have included in this report reflects the historical results of operations and cash flows of Morris Publishing with allocations made for corporate and other services provided to us by our affiliate, Morris Communications Company, LLC ("Morris Communications") (j). Operating costs and expenses reflect our direct costs together with certain allocations by Morris Communications for corporate services, debt and other shared services that have been charged to us based on usage or other methodologies we believe are appropriate for such expenses.

On March 1, 2010, we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total amount of our debt outstanding from $447.7 million, including accrued interest, at December 31, 2009 to approximately $107.2 million of stated principal. The holders of our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

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

($'s in thousands)	Years ended December 31,
	2010	2009	2008	2007	2006

Consolidated balance sheet and other statistical data at period end

Total assets	$131,067	$170,498	$179,692	$398,218	$428,843
Promissory note resulting from sale of newspapers to GateHouse (a)	-	-	11,538	10,000	-
Goodwill and other intangible assets, net of accumulated amortization (b)	5,946	6,311	7,956	179,342	200,661
Current portion of long-term debt (c) (d)	13,000	40,721 *	411,728	5,625	2,188
Total long -term debt, less current maturities (c) (d)	67,115	406,938 *	-	422,250	521,813
Post-retirement benefits due Morris Communications (e)	-	-	-	22,111	25,948

Amount due from (payable to) Morris Communications (f)	-	25,000	18,071	(20,929)	26,732
Unrecognized accumulated interest reported within contra-equity (f)	-	(6,691)	(5,861)	(5,130)	(3,579)
Loan receivable from (payable to) Morris Communications, net	-	18,309	12,210	(26,059)	23,153

(Capital contribution from) dividend declared and recorded to Morris Communications	-	-	(8,679)	40,000	43,000
Accumulated other comprehensive income (g)	-	-	-	1,179	-
Member's interest (deficiency) in assets	2,550	(314,810)	(287,915)	(116,474)	(195,535)
Operating margin (h)	6.4%	8.5%	(37.4%)	16.3%	19.7%
Total full time equivalents (FTE's) at year end	1,953	2,104	2,361	2,817	3,114

* Information as of December 31, 2009 has been restated to reflect the correction of the error as discussed in Note 10 to the consolidated financial statements.

($'s in thousands)	Years ended December 31,
	2010	2009	2008	2007	2006
Consolidated statement of operations data

Net Operating Revenues:
Advertising	$172,686	$184,803	$251,698	$306,694	$336,245
Circulation	61,962	63,497	60,931	57,602	58,838
Other	8,543	8,646	9,200	10,332	8,685
Total net operating revenues	243,191	256,946	321,829	374,628	403,768
Operating expenses:
Labor and employee benefits	95,082	100,887	127,031	142,306	144,108
Employee severance payments	838	390	3,783	993	-
Curtailment gain (e)	-	-	(24,808)	-	-
Newsprint, ink and supplements	25,482	22,965	37,370	40,338	51,596
Other operating costs	96,445	97,388	109,880	113,657	109,597
Write-down of goodwill (b)	-	-	170,685	-	-
Impairment of fixed assets held for sale	300	767	4,326	-	-
Depreciation and amortization	9,513	12,739	13,858	16,219	19,100
Total operating expenses	227,660	235,136	442,125	313,513	324,401
Operating income (loss) from continuing operations	15,531	21,810	(120,296)	61,115	79,367
Other (income) expense:
Interest expense, including amortization of debt issuance costs	17,132	31,686	30,110	37,881	37,059
(Income) expense from cancellation of debt (c)	(218,164)	12,867	-	-	-
Gains on repurchases of debt (i)	-	-	(9,271)	-	-
Write-down of note receivable, net (a)	-	7,538	-	-	-
Interest income (a)	(3)	(653)	(1,161)	(114)	(70)
Other income, net	(149)	(164)	(118)	(258)	(369)
Total other (income) expense, net	(201,184)	51,274	19,560	37,509	36,620
Income (loss) from continuing operations before income taxes	216,715	(29,464)	(139,856)	23,606	42,747
(Benefit) provision for income taxes	11,733	(8,668)	568	8,993	16,840
Income (loss) from continuing operations, net of income taxes	204,982	(20,796)	(140,424)	14,613	25,907

Discontinued Operations (a)

(Loss) income from discontinued operations	-	-	(413)	7,253	7,192
(Benefit) provision for income taxes	-	-	(165)	2,763	2,824
(Loss) income from discontinued operations, net of income taxes	-	-	(248)	4,490	4,368

Gain on sale of discontinued operations, net of income tax provision of $30,505	-	-	-	49,567	-
(Loss) income from discontinued operations	-	-	(248)	54,057	4,368

Net income (loss)	$204,982	$(20,796)	$(140,672)	$68,670	$30,275

The following notes relate to the above tables:

a.
During the fourth quarter of 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc., which is referred to as "GateHouse." The total purchase price was $115,000 plus reimbursement for the net working capital. We received $105,000 in cash at closing, with the remainder payable in the form of a one-year unsecured $10,000 promissory note bearing interest at 8% per annum. The terms of the note were subsequently amended extending the final payment on the note to October 2010. The majority of the interest income recorded in 2008 and 2009 was from the GateHouse note receivable.

In accordance with the accounting guidance on the accounting for the disposal of long-lived assets, the gain from the sale of the assets, net of closing costs and the provision for income taxes, was recorded as discontinued operations in 2007. In addition, the results of operations of all assets sold to GateHouse have been recorded as discontinued operations in all periods presented.

During the first quarter of 2009, we reserved the $11,538 due on the note (including the remaining working capital reimbursement), given GateHouse’s reported losses in the last three years and reported liquidity problems at that time. During the third quarter of 2009, we received a one-time principal payment in the amount of $4,000 from GateHouse to settle the total outstanding obligation. The remaining $7,538, previously reserved, was written off.

b.
Our 2008 operating results included a $170,685 pre-tax write-down of all of our goodwill, a non-cash charge that does not affect our operating cash flows or our compliance with our financial debt covenants. This charge reflected the continuing and expected future declines in advertising revenues which are due to weak national and local economic conditions which have reduced advertising demand, and increased competition, particularly from on-line media.

c.
On March 1, 2010 (the "Effective Date"), we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court. The Restructuring consisted of the following transactions:

•The claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278,478, plus $35,427 in accrued interest, were cancelled in exchange for the issuance of $100,000 in aggregate principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes").

The $100,000 stated principal of New Notes were recorded at their fair value of $91,000 (the average price of the corporate bond trades reported on or around the Restructuring Date), with the $9,000 of original issue discount ("OID") to be accreted as interest over the life of the New Notes.

As a result of the Restructuring, we recorded cancellation of debt ("COD") income of $218,164, net of the write-off of $3,121 in deferred loan costs related to the Original Notes and $585 in fees paid to advisors and consultants of our then-senior creditors and of certain of the holders of the Original Notes ("Debt Restructuring Costs") during the first quarter of 2010. During the second quarter of 2010, we incurred an additional $1,035 in Debt Restructuring Costs which were recorded as a reduction in COD income. During 2009, Debt Restructuring Costs totaled $12,867.

During 2010, we deferred $593 in loan costs directly related to the New Notes and are amortizing those costs under the interest method over the four and one-half year term of the New Notes. Total amortization of these loan costs totaled $170 during 2010.

Interest expense on the New Notes totaled $7,758 for 2010. The $2,607 in accretion on the OID was recorded as additional interest expense and was added to the principal amount outstanding at December 31, 2010.

During 2010, we repurchased $13,492 of aggregate stated principal amount outstanding on the New Notes.

•The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing of $87,244 and settled $24,862 of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112,106 (including accrued paid in kind ("PIK") interest) of the Tranche C senior secured debt outstanding under our Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

•We repaid from cash, as required under the Indenture to the New Notes (the "New Indenture"), the entire $19,700 principal amount of Tranche A senior secured debt, plus $16 in accrued cash interest and a $300 prepayment fee, leaving only the $6,800 million (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

Under the New Indenture, we were permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Credit Agreement.

On April 26, 2010, in connection with, and immediately prior to entering into a working capital facility, we repaid the Tranche B term loan under the Credit Agreement in the amount of $6,800 (plus accrued PIK interest) with a $7,126 loan from Columbus Bank & Trust Company (the "Bank") and we entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10,000 (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance.

The current portion of long-term debt at December 31, 2010 reflects our estimate of required redemptions of New Notes utilizing our Excess Free Cash Flow, as defined under the New Indenture, during 2011.

d.
During 2009, the Original Credit Agreement was amended and restated under the Credit Agreement, converting the entire $136,500 principal amount outstanding under the Original Credit Agreement into the three tranches of term loans:

•           Tranche A - $19,700;
•           Tranche B - $6,800 and
•           Tranche C -$110,000

The current portion of long-term debt at December 31, 2009 included $14,000 in estimated principal payments on the New Notes, the $19,700 repaid on the Tranche A term loan and the $7,021 repaid on the refinanced Tranche B term loan during the twelve months ending December 31, 2010.

Accrued interest on the Original Notes was $31,268 at December 31, 2009 and was classified within long-term maturities of outstanding debt along with the debt (including PIK) outstanding that was either canceled and/or contributed as capital as a result of the Restructuring.

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

e.
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

f.
Under our prior debt arrangements, we were permitted to loan up to $40,000 at any one time to Morris Communications or any of Morris Communications' wholly-owned subsidiaries, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. We were also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the indentures.

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

Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with a dividend, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, we have classified the outstanding loan receivable balance as part of member’s deficit and ceased recognizing the interest accrued on the loan receivable as income within our consolidated statements of income. The interest accrued is included in the loan receivable balance within member's deficit, with the accumulated unrecognized interest classified as an offset to the loan receivable balance within member's deficit. The loan receivable is recorded net of the accumulated unrecognized interest within our consolidated balance sheets.

At December 31, 2007, the amount outstanding on the intercompany loan due from Morris Communications was $3,849, offset by $30,505 due to Morris Communications for income taxes payable on the GateHouse sale. We paid the income taxes payable on the GateHouse sale during 2008.

As part of the Restructuring, the reduction of the bondholder debt would be accompanied by the cancellation of $110,000 in aggregate principal amount, plus accrued PIK interest, of our Tranche C term loan outstanding under the Credit Agreement, as a settlement of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, the effective date of the Restructuring, Morris Communications settled $24,862 of the intercompany loan receivable, with remaining accumulated unrecognized interest being canceled, in effect, as a capital contribution. On the Effective Date of the Restructuring, the $1,138 which remained outstanding on the intercompany loan receivable from Morris Communications was satisfied though an offset against the amount due to Morris Communications.

g.	Adjustment to adopt the accounting guidance on employers’ accounting for defined benefit pension and other postretirement plans.
h.	Operating margin is operating income as a percentage of total operating revenues.
i.	During 2008, we recorded pre-tax gains of $9,271 on the repurchase of $21,522 in aggregate principal amount of our Original Notes.
j.
On January 28, 2009, Shivers Trading & Operating Company ("Shivers"), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC, a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6--Selected Financial Data and with the consolidated financial statements that appear elsewhere in this Form 10-K.

Debt Restructuring

During 2008 and 2009, our operations were adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing severe decline in advertising revenue in this recession and the permanent loss to other media within various categories. As a result, we faced constraints on our liquidity during this period, including our ability to service the principal amount of combined indebtedness owed to our secured lenders under the credit agreements and to the holders of our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), with no realistic ability to obtain the necessary additional funds in the capital markets.

On March 1, 2010, we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total amount of our debt outstanding from $447.7 million, including accrued interest, at December 31, 2009 to approximately $107.2 million of stated principal. The holders of the Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The Restructuring consisted of the following transactions:

•
The claims of the holders of the Original Notes, in an aggregate principal amount of $278.5 million plus $35.4 million in accrued interest were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"). Based upon trading activity in the New Notes, the fair value of the New Notes was $91.0 million at issuance. Therefore, we recorded the New Notes as indebtedness of $91.0 million, with $9.0 million of original issue discount ("OID") to be accreted as additional interest over the life of the New Notes.

•
The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing Group, LLC ("Morris Publishing") of $87.2 million and settled $24.9 million of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112.1 million (including accrued paid in kind ("PIK") interest) of the Tranche C senior secured debt outstanding under our Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

•
We repaid from cash on hand, as required under the Indenture to the New Notes (the "New Indenture"), the entire $19.7 million principal amount of Tranche A senior secured debt, plus accrued cash interest and a $0.3 million prepayment fee, leaving only the $6.8 million (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of March 1, 2010, the effective date of the Restructuring (the "Effective Date").

We were required to use part of our available cash after the repayment of the Tranche A term loan to redeem $3.2 million of aggregate stated principal amounts outstanding on the New Notes.

Under the New Indenture, we were permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Credit Agreement.

On April 26, 2010, in connection with, and immediately prior to entering into a working capital facility, we repaid the Tranche B term loan under the Credit Agreement in the amount of $6.8 million (plus accrued PIK interest) with $7.1 million of Refinancing Indebtedness from Columbus Bank & Trust Company (the "Bank") and we entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10.0 million (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance. We were required to use part of our available cash upon entering into the Working Capital Facility to redeem $1.8 million of aggregate stated principal amounts outstanding on the New Notes.

In addition, we are required by the New Indenture to use our monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes. During 2010, we redeemed an additional $8.5 million in aggregate stated principal amount outstanding on the New Notes from our Excess Free Cash Flows.

At December 31, 2010, we had $86.5 million in aggregate stated principal amount outstanding (including OID) on the New Notes and nothing outstanding under our Working Capital Facility.

Subsequent to December 31, 2010, the Company redeemed a total of $7.5 million in aggregate stated principal outstanding on the New Notes as a result of the January 2011 and February 2011 Excess Free Cash Flows. The total amount outstanding on the New Notes at March 31, 2011 was $79.0 million of stated principal.

The following table summarizes the above cash* and non-cash transactions and reflects our total outstanding debt on December 31, 2010 and December 31, 2009: (dollars in thousands)

Long-term debt	Outstanding as of 12/31/2009	Additional Accrued Interest-Non-Cash	Repayments or Settlement		Non-cash Capital Contribution to Morris Publishing	Non-cash Cancellation of Original Notes	New Notes and Original Issue Discount		Outstanding as of 12/31/2010

Credit Agreement
Tranche A	$19,700	$-	$(19,700	) *	$-	$-	$-		$-
Tranche B	7,021	339	(7,360	) *	-	-	-		-
Tranche C	111,192	914	(24,862)		(87,244)	-	-		-
	137,913	1,253	(51,922)		(87,244)	-	-		-
Original Indenture
Original Notes	278,478	-	-		-	(278,478)	-		-
Accrued interest	31,268	4,159	-		-	(35,427)	-		-
	309,746	4,159	-		-	(313,905)	-		-
New Indenture
Issuance of New Notes on Restricting Date	-	-	-		-	-	100,000		100,000
Original issue discount at the Restructuring Date	-	-	-		-	-	(9,000)		(9,000)
Accretion on the original issue discount							2,607		2,607
Redemptions through 12/31/2010	-	-	-		-	-	(13,492	) *	(13,492)
	-	-	-		-	-	80,115		80,115

Total	$447,659	$5,412	$(51,922)		$(87,244)	$(313,905)	$80,115		$80,115

After the Restructuring and subsequent refinancing, we expect that, for the reasonably foreseeable future, cash generated from operations, our cash balances, together with the $10.0 million available under our Working Capital Facility, will be sufficient to allow us to continue funding operating expenses, capital expenditures, income taxes, working capital, the quarterly interest payments and the monthly Excess Free Cash Flow redemptions on the New Notes.

As permitted by the New Indenture, we intend to maintain a $10.0 million senior secured Working Capital Facility for the foreseeable future. Our current Working Capital Facility expires in May 2011, and we intend to either renew or replace this Working Capital Facility from time to time. If at any time we do not have a Working Capital Facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

Refer to the liquidity and capital resources within this section for additional information on the Restructuring. In addition, the reader should refer to Part I, Item 1A-"Risk Factors" and Part II, Item 8-"Financial Statements and Supplementary Data, Note 5", included herein.

Corporate Reorganization

On January 28, 2009, Shivers Trading & Operating Company ("Shivers"), our indirect corporate parent, and Morris Communications Company, LLC (then our direct parent) ("Morris Communications"), consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

Information availability

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, ww.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC"). In addition, information regarding corporate governance at Morris Publishing and our affiliate, Morris Communications, is also available on this Web site.

The information on our Web site is not incorporated by reference into, or as part of, the Report on Form 10-K. Further, our reference to the URL for the Web site is intended to be an inactive textual reference only.

Critical accounting policies and estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to allowances for doubtful accounts, long-lived asset valuation, intangible assets, management fees, income taxes and post-retirement benefits. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

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

Assets held for sale—At December 31, 2010, assets held for sale consisted of four commercial printing presses and other equipment, with a combined cost of $11.4 million and net book value of $7.3 million, have been included in other current assets at their combined fair market value of $2.1 million, less $0.2 million in sales costs, in the accompanying consolidated balance sheets.

In accordance with accounting guidance for the impairment and disposal of long-lived assets, impairment charges of $0.3 million, $0.8 million and $4.3 million were recognized during 2010, 2009 and 2008, respectively and are included within total operating costs in the accompanying consolidated statements of operations for the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Impairment of Long-Lived Assets—In accordance with accounting guidance for the impairment or disposal of long-lived assets, long-lived assets, other than indefinite-lived intangible assets, and including other intangible assets with a finite life, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore we performed impairment tests on these long lived assets as of December 31, 2010, 2009 and 2008. Our analysis resulted in no impairments of long-lived assets held for future use.

During 2009, we accelerated $1.0 million in amortization expense on the finite-lived intangible assets related to terminated non-daily publications.

Goodwill and indefinite-lived intangibles—Goodwill is the excess of cost over fair value of tangible and intangible net assets acquired.

Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with accounting standards regarding goodwill and other intangible assets. At December 31, 2010, we performed the required impairment tests of the indefinite-lived intangible assets, which resulted in no impairments.

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

At the end of 2008, the facts and circumstances indicating possible impairment of our goodwill existed; therefore we tested goodwill for impairment between the annual testing dates. We first determined the fair value of our newspaper reporting unit, and compared this amount with its carrying amount, including goodwill. Since the carrying amount exceeded the newspaper reporting unit’s fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss.

The second step of the goodwill impairment test compared the implied fair value of newspaper reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess.

As a result of this analysis, we recorded a non-cash pre-tax impairment charge to goodwill totaling $170.7 million during 2008. This non-cash impairment charge was reflected as a write-down of goodwill and did not affect our operating cash flows. At December 31, 2010 and 2009, we had no recorded goodwill assets.

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

Income taxes —We are a single member limited liability company and are not subject to income taxes, with our results being included in the consolidated federal income tax return of our ultimate parent. However, we are required to provide for our portion of income taxes under a Tax Consolidation Agreement with our ultimate parent and other affiliated entities. Accordingly, we recognize an allocation of income taxes in our separate financial statements as if we filed a separate income tax return and remit taxes for our current tax liability.

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

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement ("Amended Tax Agreement") with our parent entities, MPG Holdings, Shivers, and Questo and our affiliated entity, Morris Communications. The amendments in the restated agreement (1) clarify that we will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating our tax payment obligation, the indebtedness of our parent entity will be treated as if it were our indebtedness and (3) provide that the Trustee of the Indenture under which the $100.0 million in principal amount of New Notes, was issued, has an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of our parent entity, if such elections, positions or actions have a adverse consequence on the New Notes or Morris Publishing. To the extent the terms of the Amended Tax Agreement require us to pay less than the amount of taxes that would have been required as a separate corporation (as a result of treating our parent's indebtedness as if it were our indebtedness), such lesser amount will not reduce our tax expense, but will be treated as a capital contribution by our parent.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued guidance for the accounting for uncertainty in income taxes which became effective for fiscal years beginning after December 15, 2006. Under this guidance, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under the guidance, the recognition of a tax benefit would only occur when it is "more-likely-than-not" that the position would be sustained in a dispute with the taxing authority in the "court of last resort." We believe that adequate provisions have been made for all income tax uncertainties consistent with this standard.

Impact of recently issued accounting standards

In January 2010, the FASB issued Accounting Standards Update 2010-6, "Improving Disclosures about Fair Value Measurements" which discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The pronouncement is not expected to have an impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Revenue Recognition—Multiple Deliverable Revenue Arrangements," which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after September 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

Business overview

Morris Publishing owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing's  newspapers include, among others, The Florida Times-Union, Jacksonville, The Augusta (Ga.) Chronicle, Savannah (Ga.) Morning News, Lubbock (Texas) Avalanche-Journal, Amarillo (Texas) Globe-News, Athens (Ga.) Banner Herald, Topeka (Kans.) Capital-Journal, and The St. Augustine (Fla.) Record.

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers.

During 2010 and 2009, advertising revenue, including both print and online media formats, represented 71.0% and 71.9%, respectively, of our total net operating revenue. Retail, classified and national advertising revenue represented 59.3%, 33.7% and 7.0% respectively, of our total 2010 advertising revenue, compared to 59.7%, 33.0% and 7.3%, respectively, in 2009.

Linage, the number of inserts, Internet page views, along with rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration.

Circulation revenue represented 25.5% of our total net operating revenue during 2010, compared to 24.7% in 2009.

Circulation revenue is based on the number of newspapers sold and is primarily derived from home delivery sales to subscribers and single copy sales at vending racks, and retail stores. We also sell copies through our Newspapers in Education ("NIE") program which is a cooperative effort of newspapers working with local schools to encourage the use of the newspaper as a tool for instruction and to promote literacy.

Subscriptions are sold for one-month (EZ Pay), 13 week, 26 week and 52 week terms. We have increased the use of EZ Pay programs (a monthly credit or debit card payment program), door to door sales, kiosks, in-paper and online promotions to increase our circulation. Our call service center has an active stop-loss program for all expiring subscribers.

Our other revenue consists primarily of commercial printing and other online revenue.

Employee labor (wages and salaries) and newsprint costs are the primary costs at our newspapers, representing 30.7% and 9.9%, respectively, of our total 2010 operating costs.

In addition, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing.

Financial summary for the years ended December 31, 2010 versus 2009.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2010 and 2009:

	Twelve Months Ended December 31,
(Dollars in thousands)	2010	2009

Total net operating revenues	$243,191	$256,946
Operating expenses	227,660	235,136
Operating income	15,531	21,810
Other (income) expenses
Interest expense and loan amortization costs	17,132	31,686
(Income) expense from cancellation of debt	(218,164)	12,867
Write-down of note receivable, net	-	7,538
Other income, net	(152)	(817)
Total other (income) expense, net	(201,184)	51,274
Income (loss) before taxes	216,715	(29,464)
Benefit for income taxes	11,733	(8,668)
Net income (loss)	$204,982	$(20,796)

During 2010, our total net operating revenue was $243.2 million, down $13.7 million, or 5.4%, from $256.9 million in 2009 and total operating expenses were $227.7 million, down $7.4 million, or 3.2%, from $235.1 million in 2009. As a result, our operating income was $15.5 million for 2010, down $6.3 million, or 28.6%, from $21.8 million during 2009.

On the Restructuring Date, the $100 million in aggregate principal amount outstanding on the New Notes was recorded at a fair value of $91.0 million (the average price of the corporate bond trades reported on or around the Restructuring Date), with the $9.0 million in original issue discount ("OID") being accreted as additional interest expense over the four and one-half year term of the New Notes.

The table below summarizes the components of our cancellation of debt ("COD") income during 2010: (Dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Other costs
Debt restructuring costs-2010	(1,620)
Write-off of deferred loan costs	(3,121)
(4,741)

Cancellation of debt income	$218,164

During 2010 and 2009, we incurred $1.6 million and $12.9 million, respectively, in legal and consultant costs directly related to the restructuring of our then-senior creditors and of certain of the holders of the Original Notes ("Debt Restructuring Costs"). On the Effective Date, we wrote-off $3.1 million in unamortized deferred loan costs associated with the Original Notes.

Interest and loan amortization expense is summarized in the table below: (Dollars in thousands)

	2010	2009

Original Notes
Stated interest @ 7.0%	$3,249	$19,493
Default Interest @ 1% compounded	910	3,652
	4,159	23,145

New Notes
Stated interest @ 10.0%	7,758	-
Accretion of original issue discount	2,607	-
	10,365	-

Original Credit Agreement
Tranche A	-	2,202
Revolver	-	1,574
Revolver- Unused Commitment Fee @ 0.5%	-	47
	-	3,823

Credit Agreement
Tranche A	501	640
Tranche B (PIK)	339	221
Tranche C (PIK)	914	1,192
	1,754	2,053

Working Capital Facility	10	-
Prepayment penalty-Tranche A	300	-
Other	(73)	17
Total interest expense	16,515	29,038
Loan amortization	617	2,648
Interest and loan amortization expense	$17,132	$31,686

Interest expense on the stated aggregate principal amount outstanding on the New Notes totaled $7.8 million for 2010. The $2.6 million in accretion on the OID related to the New Notes was recorded as additional interest expense.

The interest expense for both periods included the 1% default interest ("Default Interest") on the Original Notes; with all of the Default Interest for 2009 being accrued during the fourth quarter of 2009.

During 2010, we deferred $0.6 million in loan costs directly related to the New Notes, with these costs being amortized over the term of the New Notes. Amortization expense related to these costs totaled $0.2 million during 2010.

During 2009, the loan amortization costs included $1.6 million in accelerated deferred loan costs related to the Credit Agreement, dated as of December 14, 2005 (the "Original Credit Agreement"). In addition, we wrote off $0.2 million in deferred loan costs related to an amendment to the Original Credit Agreement during January of 2009.

As required by the New Indenture, we used either our excess cash balances or monthly Excess Free Cash Flow, if any, to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes. During 2010, we redeemed a total of $13.5 million of the principal amount of the New Notes.

During the third quarter of 2009, we received a one time principal payment in the amount of $4.0 million from GateHouse to settle the total outstanding note receivable. The remaining $7.5 million, previously reserved, was written off.

Interest income from the GateHouse note receivable totaled $0.7 million during 2009.

Our income before taxes was $216.7 million including $218.2 million in COD income; compared to a loss before taxes of $29.5 million during 2009. The income tax provision/ (benefit) for 2010 and 2009 was $11.7 million and ($8.7) million, respectively.

Net income 2010 was $205.0 million compared to a net loss of $20.8 million in 2009.

Results of operations for the years ended December 31, 2010 versus 2009

Net operating revenue. The table below presents the total net operating revenue for the 12-month periods ended December 31, 2010 and 2009:

(Dollars in thousands)	Twelve Months Ended December 31,		Percentage change
	2010	2009	2010 vs. 2009
Net operating revenues
Advertising
Retail	$102,492	$110,319	(7.1%)
National	11,974	13,578	(11.8%)
Classified	58,220	60,906	(4.4%)
Total advertising revenues	172,686	184,803	(6.6%)
Circulation	61,962	63,497	(2.4%)
Other	8,543	8,646	(1.2%)
Total net operating revenues	$243,191	$256,946	(5.4%)

Advertising revenue. Advertising revenue was $172.7 million, a decrease of $12.1 million, or 6.6%, from $184.8 million in 2009.

Print and online advertising revenue totaled $121.2 million, down $9.3 million, or 7.1%, from $130.5 million in 2009. Compared to during 2009, total online page-views were 689.4 million, up 39.3 million, or 6.0%, and unique online visitors were 70.0 million, up 11.4 million, or 19.4%, reflecting our customers’ migration to the Internet platform.

In addition, insert advertising revenue was $44.1 million, down $2.2 million, or 4.7%, from $46.3 million in 2009 and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $7.4 million, down $0.6 million, or 8.5%, from $8.0 million in 2009.

Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Compared to 2009, advertising revenue from our daily newspapers was down $11.3 million, or 6.8%.

Our existing Florida newspapers and publications, which account for 31.9% of our total advertising revenues, contributed 51.5% of our entire net decline in advertising revenue. Real estate remained a languishing part of Jacksonville's economy and double digit unemployment in Jacksonville continued to weigh on consumer spending.

Advertising revenue from Jacksonville was down $5.7 million, or 11.2%, and St. Augustine was down $0.3 million, or 4.4%.

Augusta was down $0.7 million, or 3.5%, Savannah was down $0.6 million, or 3.7%, Lubbock was down $0.7 million, or 4.1%, Topeka was down $0.8 million, or 6.3%, Athens was down $0.8 million, or 9.7%, and Amarillo was down $0.7 million, or 4.0%. Our five other daily newspapers were, together, down $1.0 million, or 6.0%.

Our non-daily publications were down $0.8 million, or 4.5%, primarily due to significant declines from Skirt! magazines and the discontinuation of Jacksonville's Water's Edge city magazine.

Retail advertising revenue:

Retail advertising revenue was $102.5 million, down $7.8 million, or 7.1%, from $110.3 million the prior year, with Jacksonville down $2.8 million, or 10.0%.

Insert retail advertising revenue was $39.9 million, down $1.8 million, or 4.3%, from $41.7 million, while print and online retail advertising revenue was $55.8 million, down $5.3 million, or 10.3%, from $61.1 million during 2009. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $6.8 million, down $0.8 million, or 10.2%, from $7.6 million in 2009.

Classified advertising revenue:

Total classified advertising revenue was $58.2 million, down $2.7 million, or 4.4%, from $60.9 million in 2009.

Jacksonville was down $1.9 million, or 11.8%; with significant declines in real estate, automotive and employment.

National advertising revenue:

Total national advertising revenue was $12.0 million, down $1.6 million, or 11.8%, from $13.6 million during 2009, with Jacksonville contributing 65.7% of the net decrease.

Circulation revenue. Circulation revenue was $62.0 million, down $1.5 million, or 2.4%, from $63.5 million during 2009, with the price increases in many of our markets being offset by the decrease in circulation volume.

Average daily and Sunday circulation volume was down 7.9% and 6.5%, respectively, with Jacksonville contributing about 35% of the weekly circulation decline.

Other revenue Other income was $8.5 million, down $0.1 million, or 1.2%, from $8.6 million during 2009, with the increase in commercial printing and other operating revenues being offset by the net write off of Skirt!'s third party licensing fee receivables.

Net operating expenses. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2010 and 2009:

(Dollars in thousands)	Twelve Months Ended December, 31		Percentage change
	2010	2009	2010 vs. 2009

Operating expenses
Labor and employee benefits	$95,082	$100,887	(5.8%)
Employee severance payments	838	390	114.9%
Newsprint, ink and supplements	25,482	22,965	11.0%
Other operating costs	96,445	97,388	(1.0%)
Impairment of fixed assets	300	767	(60.9%)
Depreciation and amortization	9,513	12,739	(25.3%)
Total operating expenses	227,660	235,136	(3.2%)

Labor and employee benefits. Total labor and employee benefit costs, including severance payments, were $95.9 million, down $5.3 million, or 5.3%, from $101.2 million during 2009, with these costs being favorably impacted by reductions in head count.

Compared to 2009, our salaries and wages, including severance payments, totaled $69.8 million, down $5.1 million, or 6.8%, from $74.9 million, and our average FTEs for 2010 were down 119, or 5.6%. Excluding the $0.8 million and $0.4 million in employee severance costs during 2010 and 2009; respectively, our average pay rate was down 1.9% from 2009.

Commissions and bonuses were $12.0 million, up $0.7 million, or 6.0%, from $11.3 million during 2009 primarily due to the higher commission rates associated with various special advertising revenue promotions and the change in our advertising revenue category mix. The national advertising category typically has significantly lower commission rates than that of the retail advertising category.

Employee medical insurance cost was $7.4 million, down $0.7 million, or 8.6%, from $8.1 million during 2009.

Payroll tax expense and other employee costs totaled $6.7 million, down $0.3 million, or 4.7%, from $7.0 million during 2009.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $25.5 million, up $2.5 million, or 11.0%, from $23.0 million during 2009.

Compared to 2009, total newsprint expense was $22.5 million, up $2.7 million, or 13.7%, from $19.8 million, with a 14.9% increase in the average cost per ton of newsprint and a 1.2% decrease in newsprint consumption. We expect 2011 newsprint prices and consumption to remain flat with 2010.

Supplements expense totaled $1.3 million, down $0.2 million, or 15.4%, from $1.5 million during 2009. Ink expense totaled $1.7 million, unchanged from 2009.

Other operating costs. Other operating costs were $96.4 million, down $1.0 million, or 1.0%, from $97.4 million in 2009.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $20.0 million, up $3.3 million, or 19.9%, from $16.7 million in 2009. Prior to March 1, 2010, the fees were based on 6.5% of total net operating revenues. Since March 1, 2010, the fees were based upon an allocation of the actual amount of costs of providing the services, with the fees not to exceed $22.0 million in any calendar year.

Depreciation and amortization. Depreciation and amortization expense was $9.5 million, down $3.2 million, or 25.3%, from $12.7 million in 2009.

Depreciation expense was $9.1 million, down $1.9 million, or 17.3%, from $11.0 million in 2009, with a portion of fixed assets becoming fully depreciated in the prior year.

Amortization expense was $0.4 million, down $1.3 million, or 78.2%, from $1.7 million in 2009 due to the acceleration of amortization on discontinued publications in 2009.

Impairment of fixed assets. The $0.3 million and $0.8 million impairment charges reflects the adjustment to fair value of the commercial printing presses and equipment being held for sale as of December 31, 2010 and December 31, 2009, respectively.

Financial summary for the years ended December 31, 2009 versus 2008.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2009 and 2008:

	Twelve Months Ended December 31,
(Dollars in thousands)	2009	2008

Total net operating revenues	$256,946	$321,829
Operating expenses
Curtailment gains	-	(24,808)
Impairment of goodwill	-	170,685
Other operating expenses	235,136	296,248
Total operating expenses	235,136	442,125
Operating income (loss)	21,810	(120,296)
Other expenses (income)
Interest expense	31,686	30,110
Debt restructuring costs	12,867	-
Write-down of note receivable, net	7,538	-
Pre-tax gains on repurchases of debt	-	(9,271)
Other	(817)	(1,279)
Other expenses, net	51,274	19,560
Loss from continuing operations before income taxes	(29,464)	(139,856)
(Benefit) provision for income taxes	(8,668)	568
Loss from continuing operations	(20,796)	(140,424)
Loss from discontinued operations, net of income taxes	-	(248)
Net Loss	$(20,796)	(140,672)

During 2009, our total net operating revenues were $256.9 million, down $64.9 million, or 20.2%, from $321.8 million in 2008 and total operating expenses were $235.1 million, down $207.0 million, or 46.8%, from $442.1 million in 2008. Our operating income was $21.8 million for 2009 compared to an operating loss of $120.3 million during 2008.

During 2008, our operating expenses included a $170.7 million pre-tax write-down of all of our goodwill. In addition, we recorded a $24.8 million curtailment gain upon the termination of our post retirement benefit plan within labor and employee benefits expense at the end of 2008. Our total other operating expenses were $235.1 million, down $61.1 million, or 20.6%, from $296.2 million during 2008.

Interest and loan amortization expense is summarized in the table below: (Dollars in thousands)

	2009	2008

Original Notes
Stated interest @ 7.0%	$19,493	$19,840
Default Interest @ 1% compounded	3,652	-
	23,145	19,840

Original Credit Agreement
Tranche A	2,202	4,575
Revolver	1,574	2,423
Revolver- Unused Commitment Fee @ 0.5%	47	403
	3,823	7,401

Credit Agreement
Tranche A	640	-
Tranche B (PIK)	221	-
Tranche C (PIK)	1,192	-
	2,053	-

Working Capital Facility	-	-
Prepayment penalty-Tranche A	-	-
Other	17	42
Total interest expense	29,038	27,283
Loan amortization	2,648	2,827
Interest and loan amortization expense	$31,686	$30,110

During 2009, the $3.7 million in default interest expense on the Original Notes was somewhat offset by the reductions in outstanding balances and interest rates on the Original Credit Agreement.

During 2008, we repurchased a total of $21.5 million of our Original Notes for a total purchase price, including $0.2 million in accrued interest, of $12.5 million. The pre-tax gain on these transactions was $9.3 million. In addition, we wrote off $0.4 million in unamortized loan fees related to these extinguished notes.

During 2009, the amortization periods for the deferred loan costs associated with the loans under the Original Credit Agreement were accelerated, with $1.6 million in related loan costs being amortized ratably through May 2009, the date when the loans were originally required to be repaid pursuant to a prior amendment. In addition, we wrote off $0.2 million in deferred loan costs related to an amendment to the Original Credit Agreement during January of 2009.

As part of our debt restructuring efforts, we incurred a total of $12.9 million in Debt Restructuring Costs during 2009.

During 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The total purchase price was $115.0 million, with $105.0 million received at closing in cash, with the remainder payable in the form of a one-year $10.0 million unsecured promissory note bearing interest, payable monthly, at 8% per annum.

The terms of the promissory note were ultimately amended extending the payment of the note plus the remaining $1.5 million net working capital reimbursement over eight equal monthly installments, together with interest, with the first principal payment due April 15, 2009 and the final principal payment due November 15, 2009.

During the first quarter of 2009, we reserved the $11.5 million due on the note due to GateHouse's failure to pay the $1.4 million principal amount due on April 15, 2009; with GateHouse continuing to make only the interest payments. During the third quarter of 2009, we received a one time principal payment in the amount of $4.0 million from GateHouse to settle the total outstanding obligation, with the remaining investment of $7.5 million previously reserved, being written off within other income and expense.

Interest income totaled $0.7 million, down $0.5 million from $1.2 million the prior year primarily due to the write-off of the GateHouse note receivable.

Our loss from continuing operations before taxes was $29.5 million, compared to a loss of $139.9 million the prior year.

The benefit for income taxes was $8.7 million in 2009, compared to a provision for income taxes of $0.6 million the prior year. During 2008, the impairment of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill was not deductible for income tax purposes.

During 2008, our loss from discontinued operations, net of income taxes, totaled $0.3 million. Our net loss for 2009 was $20.8 million compared to a net loss of $140.7 million in 2008.

Results of operations for the years ended December 31, 2009 versus 2008

Net operating revenue. The table below presents the total net operating revenue for the 12-month periods ended December 31, 2009 and 2008:

(Dollars in thousands)	Twelve Months Ended December 31,		Percentage change
	2009	2008	2009 vs. 2008
Net operating revenues
Advertising
Retail	$110,319	$140,563	(21.5%)
National	13,578	18,020	(24.7%)
Classified	60,906	93,115	(34.6%)
Total advertising revenues	184,803	251,698	(26.6%)
Circulation	63,497	60,931	4.2%
Other	8,646	9,200	(6.0%)
Total net operating revenues	$256,946	$321,829	(20.2%)

Advertising revenue. Advertising revenue was $184.8 million, a decrease of $66.9 million, or 26.6%, from $251.7 million in 2008.

Compared to 2008, print and online advertising revenue totaled $130.5 million, down $54.9 million, or 29.6%, from$185.4 million in 2008. Compared to the prior year, total online page-views were 649 million, down 53 million, or 7.5%, and unique online visitors were 58 million, up 4.6 million, or 8.6%.

In addition, insert advertising revenue was $46.3 million, down $7.9 million, or 14.6%, from $54.2 million in 2008 and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $8.0 million, down $4.1 million, or 33.6%, from $12.1 million in 2008.

Compared to 2008, advertising revenue from our daily newspapers was down $59.9 million, or 26.3%.

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

Retail advertising revenue:

Retail advertising revenue was $110.3 million, down $30.3 million, or 21.5%, from $140.6 million in 2008.

Print and online retail advertising revenue was $61.0 million, down $19.1 million, or 23.8%, from $80.1 million in 2008. Insert retail revenue was $41.7 million, down $7.2 million, or 14.8%, from $48.9 million in 2008, while retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $7.6 million, down $4.0 million, or 34.6%, from $11.6 million in 2008.

Our Jacksonville newspaper’s retail advertising revenue was down $7.7 million, or 21.7%, contributing 25.5% of our total net decline.

Classified advertising revenue:

Total classified advertising revenue was $60.9 million, down $32.2 million, or 34.6%, from $93.1 million in 2008.

Jacksonville was down $11.2 million, or 41.1%, contributing 34.7% of our total net decline.

National advertising revenue:

Total national advertising revenue was $13.6 million, down $4.4 million, or 24.7%, from $18.0 million in 2008, with Jacksonville contributing 69.9% of the net decrease.

Circulation revenue. Circulation revenue was $63.5 million, up $2.6 million, or 4.2%, from $60.9 million, primarily due to price increases.

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

At the end of 2008, we purchased a software license agreement that has replaced the print edition newspaper in education ("NIE") copies at all of our newspapers with electronic editions in order to reduce our net production costs. During 2009, we began marketing electronic edition only option to new or renewing subscribers and providing pre-existing print subscribers free access to these electronic editions at many of our newspapers.

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

Net operating expenses. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2009 and 2008:

(Dollars in thousands)	Twelve Months Ended December, 31		Percentage change
	2009	2008	2009 vs. 2008

Operating expenses
Labor and employee benefits	$100,887	$127,031	(20.6%)
Employee severance payments	390	3,783	(89.7%)
Curtailment gains	-	(24,808)	-
Newsprint, ink and supplements	22,965	37,370	(38.5%)
Other operating costs	97,388	109,880	(11.4%)
Impairment of fixed assets	767	4,326	(82.3%)
Write-down of goodwill	-	170,685	-
Depreciation and amortization	12,739	13,858	(8.1%)
Total operating expenses	235,136	442,125	(46.8%)

Labor and employee benefits. Total labor and employee benefit costs, including severance payments, were $101.3 million, down $29.5 million, or 22.6%, from $130.8 million in 2008, with these costs being favorably impacted by reductions in head count and wages, the suspension of employer 401(k) contributions during 2008 and the termination of the post retirement plan at the end of 2008.

Compared to 2008, our salaries and wages, including severance payments, totaled $74.9 million, down $21.3 million, or 22.1%, from $96.2 million, and our average FTEs for 2009 were down 587, or 21.7%. Excluding the $0.4 million and $3.8 million in employee severance costs during 2009 and 2008; respectively, our average pay rate was down 1.1% from 2008.

Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment.

Commissions and bonuses were $11.3 million, down $3.5 million, or 23.9%, from $14.8 million in 2008.

Employee medical insurance cost was $8.1 million, down $1.3 million, or 14.3%, from $9.4 million in 2008 due to the reduction in plan participants.

During 2008, post retirement benefit costs (excluding the $24.8 million curtailment gain) and employer matching contributions to the 401(k) plan were $0.8 million and $1.8 million, respectively.

Total other employee costs were $7.0 million, down $0.8 million, or 11.4%, from $7.8 million in 2008 primarily due to the reduction in payroll taxes and relocation expenses. During 2008, we recorded within total other employee costs a $1.4 million net gain due to a change in our employee absentee policy.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $23.0 million, down $14.4 million, or 38.5%, from $37.4 million in 2008. Compared to 2008, total newsprint expense was $19.8 million, down $12.7 million, or 39.2%, from $32.5 million, with a 17.6% decrease in the average cost per ton of newsprint and a 26.2% decrease in newsprint consumption.

Ink expense was $1.7 million, down $0.5 million, or 21.7%, from $2.2 million in 2008 and supplements expense was $1.5 million, down $1.2 million, or 44.5%, from $2.7 million in 2008.

Other operating costs. Other operating costs were $97.3 million, down $12.6 million, or 11.4%, from $109.9 million in 2008.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $16.7 million, down $4.2 million, or 20.2%, from $20.9 million in 2008. The combined fees were based on 6.5% of total net operating revenues.

Depreciation and amortization. Depreciation and amortization expense was $12.7 million, down $1.2 million, or 8.1%, from $13.9 million in 2008.

Depreciation expense was $11.0 million, down $2.1 million, or 16.0%, from $13.1 million in 2008, with a portion of fixed assets becoming fully depreciated in the prior year.

Amortization expense was $1.7 million, up $1.0 million, or 142.9%, from $0.7 million in 2008 due to the acceleration of amortization on discontinued publications.

Impairment of fixed assets. The $0.8 million and $4.3 million impairment charges reflects the adjustment to fair value of the commercial printing presses and equipment being held for sale as of December 31, 2009 and December 31, 2008, respectively.

Liquidity and capital resources

Our unrestricted cash balance was $2.6 million at December 31, 2010, compared with $25.6 million at December 31, 2009 and $4.8 million at December 31, 2008.

At December 31, 2010, our sources of liquidity were the cash flow generated from operations, our cash balances and a $10.0 million senior secured Working Capital Facility (as described below). Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital and the quarterly interest payments and any required monthly Excess Free Cash Flow redemptions on the New Notes.

As permitted by the New Indenture, we intend to maintain a $10.0 million senior secured Working Capital Facility for the foreseeable future. Our current Working Capital Facility expires in May 2011, and we intend to either renew or replace this Working Capital Facility from time to time. If at any time we do not have a Working Capital Facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

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

Operating activities. Net cash provided by operations in 2010, was $20.8 million, down $0.4 million from $21.2 million in 2009. Net cash provided by operations was $35.2 million in 2008.

Current assets were $36.7 million and current liabilities, excluding the $13.0 million in outstanding debt, were $23.1 million as of December 31, 2010 as compared to current assets of $65.0 million and current liabilities, excluding the $40.7 million in outstanding debt, were $24.8 million as of December 31, 2009.

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement, effective upon the consummation of the Restructuring, changing the fees payable by Morris Publishing to an allocation of the actual amount of costs of providing the services, with the fees not to exceed $22.0 million in any calendar year.

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

Investing activities. Net cash used by investing activities in 2010 was $1.2 million in 2010, a decrease of $4.5 million from $3.3 million provided in 2009. Net cash provided by investing activities was $11.2 million in 2008.

During 2010, 2009, and 2008, we spent $1.3 million, $0.9 million, and $2.0 million, respectively, on property, plant and equipment. Included in the 2008 amount was a payment totaling $0.7 million on Savannah's new $7.0 million printing press. The press was placed in production during the fall of 2007, with the final payment being made in 2008.

We anticipate our total capital expenditures to range from $2.0 million to $3.0 million during 2011.

During 2009, we collected $4.0 million on a note receivable from GateHouse.

During 2007, we elected to have $12.4 million of the net proceeds from the GateHouse sale deposited into an escrow account in order to fund other acquisitions by ourselves or Morris Communications through a tax-deferred Section 1031 exchange. During 2008, Morris Communications acquired qualified replacement property utilizing the entire balance in the escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

Financing activities. Net cash used in financing activities was $42.6 million in 2010, compared to $3.6 million used in 2009 and $45.8 million used in 2008.

Period Summary

At December 31, 2010, our total debt was $80.1 million ($86.5 million in principal outstanding on the New Notes less $6.4 million of the remaining OID. At December 31, 2009, our total debt was $447.7 million including the $31.3 million in accrued interest on the Original Notes.

The average interest rate on our total aggregate principal amount of debt outstanding, excluding effective rate of the OID on the New Notes, was 10% at December 31, 2010 and 7.7% at December 31, 2009.

Current maturities of long-term debt—At December 31, 2009, we accounted for the Restructuring in accordance with the accounting guidance for troubled debt restructuring.

Under this guidance, the total maturities of the New Notes included the $100.0 million stated principal amount plus $45.0 million in future cash interest payments on the New Notes. In effect, the maximum future cash interest costs were recorded as indebtedness with respect to the New Notes, such that future cash interest on the New Notes, when accrued, was not treated as an expense, but was treated as reduction of this recorded indebtedness.

At December 31, 2009, the $20.5 million in current maturities of the New Notes included $14.0 million in aggregate stated principal amount plus $6.5 million in cash interest costs estimated to be paid on the New Notes during the twelve month period ending December 31, 2010.

Subsequent to the issuance of our Form 10-Q as of and for the quarter ended September 30, 2010, we determined that the original conclusion regarding troubled debt restructuring was in error. The Restructuring should have been accounted for as a debt extinguishment rather than a troubled debt restructuring. See Note 10 to the consolidated financial statements for further detail.

Under the accounting guidance for debt extinguishment, the total maturities of the New Notes are recorded at the fair value of aggregate stated principal amount outstanding on the New Notes on the Effective Date of the Restructuring, and interest, as accrued on aggregate stated principal amount outstanding on the New Notes, is recorded as an expense within the consolidated statements of operations.

The following table below reflects the correction of the error to our current maturities of our long-term debt at December 31, 2009: (dollars in thousands)

	As originally stated	Adjustment to eliminate future cash interest	As restated

Current maturities of long-term debt
Credit Agreement	$26,721	$-	$26,721
New Indenture	20,500	(6,500)	14,000
Total	47,221	(6,500)	40,721

Long-term debt, less current portion
Credit Agreement	111,192	-	111,192
Original Indenture	309,746	-	309,746
New Indenture	(20,500)	6,500	(14,000)
Total	400,438	6,500	406,938

Total long-term debt	$447,659	$-	$447,659

The following tables below reflect the current maturities of long-term debt outstanding as of December 31, 2010 and December 31, 2009, as restated: (dollars in thousands)

	Current maturities of long-term debt
	December 31, 2010	December 31, 2009

Existing Credit Agreement
Tranche A	$-	$19,700
Tranche B (including accrued PIK interest)	-	7,021
Total	-	26,721

New Indenture
New Notes	13,000	14,000

Total	$13,000	$40,721

At December 31, 2009, the current maturities of long-term debt reflect the consummation of the Restructuring on March 1, 2010, the refinancing and repayment of the Tranche B term loan on April 26, 2010, and the entering into a $10.0 million working capital facility on April 26, 2010. All debt cancelled upon the consummation of the Restructuring (the Tranche C term loan and Original Notes) is considered not paid and is included within non-current maturities of long-term debt as of December 31, 2009.

Redemption Summary—The table below summarizes the above repayment and refinance transactions and our redemptions of aggregate stated principal outstanding on the New Notes utilizing our monthly Excess Free Cash Flows: (dollars in thousands)

(dollars in thousands)	Beginning Principal Outstanding	Principal Redeemed	Interest Expense*	Ending Principal Outstanding	Payment Date

Quarterly interest payment	$100,000	$-	$833	$100,000	4/1/10
Excess cash-Tranche A repayment	100,000	3,211	21	96,789	4/23/10
Excess cash-Tranche B refinance	96,789	1,760	24	95,029	5/21/10
Excess Free Cash Flow-May	95,029	1,016	22	94,013	6/17/10
Quarterly interest payment	94,013	-	2,350	94,013	7/1/10
Excess Free Cash Flow-June	94,013	2,803	14	91,210	7/19/10
Excess Free Cash Flow-July	91,210	-	-	91,210	8/24/10
Excess Free Cash Flow-August	91,210	1,094	24	90,116	9/17/10
Quarterly interest payment	90,116	-	2,254	90,116	10/1/10
Excess Free Cash Flow-September	90,116	424	2	89,692	10/19/10
Excess Free Cash Flow-October	89,692	1,994	26	87,698	11/18/10
Excess Free Cash Flow-November	87,698	1,190	23	86,508	12/15/10
Quarterly interest payment	86,508	-	2,163	86,508	1/3/11
Excess Free Cash Flow-December	$86,508	-	-	$86,508	1/21/11
Total		$13,492	$7,758

*Excluding additional interest from the accretion of original issue discount and amortization of debt issuance costs.

New Notes

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010, payable in cash quarterly.

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

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At December 31, 2010, we were in compliance with all financial covenants under the New Indenture.

Pursuant to their rights under the New Indenture, the holders of the New Notes have appointed an observer to our Board of Directors.

Working Capital Facility

On April 26, 2010, we entered into the Working Capital Facility with the Bank, providing for a revolving line of credit in the amount of $10.0 million. The parties to the Working Capital Facility are Morris Publishing, as borrower, all of our subsidiaries and our parent, as guarantors, and the Bank.

Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%. There was no outstanding balance on the Working Capital Facility at December 31, 2010.

The $0.5 million in debt issuance costs associated with the loan were deferred and are being amortized ratably through May 15, 2011, the maturity date of the Working Capital Facility.

The Working Capital Facility is secured by a first lien on substantially all of our assets and the assets of our subsidiaries. Liens on such assets were previously granted to the Collateral Agent for the holders of the New Notes pursuant to the New Indenture. Pursuant to the New Indenture and an Intercreditor Agreement between the Collateral Agent and the Bank, the New Notes (and their related liens) are subordinated to the Working Capital Facility. The Working Capital Facility contains various customary representations, warranties and covenants, as well as financial covenants similar to the financial covenants in the New Indenture.

Credit Agreement

On October 15, 2009, the Original Credit Agreement was amended and restated under the Credit Agreement, as a condition precedent to the Restructuring. The amendment and restatement immediately followed the acquisition by Tranche Holdings, LLC ("Tranche Holdings"), a third party in which our affiliates held a transitory interest, of all outstanding loans under the Original Credit Agreement and the conversion of the entire $136.5 million principal amount outstanding under the Original Credit Agreement into the three tranches of term loans:

Tranche A - $19.7 million;
Tranche B - $6.8 million and
Tranche C -$110.0 million

The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans was PIK.

The entire Tranche B term loan was acquired by our affiliate, MPG Revolver Holdings, LLC ("MPG Revolver"), and the entire Tranche C term loan was acquired by Morris Communications and MPG Revolver, after which our affiliates no longer had an interest in Tranche Holdings. The parties to the Credit Agreement were (1) Morris Publishing as borrower, (2) Morris Communications, as guarantor, (3) Tranche Manager, LLC as administrative agent, and (4) Tranche Holdings, MPG Revolver, and Morris Communications as lenders.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of this transaction.

As required by the New Indenture, upon the March 1, 2010 repayment of the Tranche A senior secured debt, we were required to apply a portion of our available cash on hand as of the Effective Date to indebtedness under the Tranche B term loan ($0.2 million) and to redeem the New Notes ($3.2 million), on a pro rata basis. Prior to the entering into the Working Capital Facility (as described below), the amount of cash to be applied was equal to an amount that, if applied, would reduce the available cash on hand on the issue date to $7.0 million.

As required by the New Indenture, upon the repayment of the Refinancing Indebtedness, we applied the remainder of our available cash on hand to repay the amount borrowed against the Working Capital Facility ($0.5 million) and then to redeem the New Notes

($1.8 million). Since this Refinancing Indebtedness was immediately repaid without an accrual of interest, the interest rate on the New Notes remained at 10% per annum, payable in cash.

Original Credit Agreement

On January 28, 2009, we, as borrower, entered into an amendment to the Original Credit Agreement, which, among other things, temporarily waived any default that arose from our failure to pay the interest payment due February 1, 2009 on the Original Notes. The $0.7 million in debt issuance costs associated with this amendment were deferred and amortized ratably through May, 2009, the date when the credit facility was originally required to be repaid pursuant to a prior amendment. In addition, we wrote off $0.2 million in deferred loan costs during January of 2009.

On October 15, 2009, the principal amount outstanding on the Tranche A term loan and the revolving credit facility under the Original Credit Agreement was $76.5 million and $60.0 million, respectively, prior to their acquisition by a third party and our affiliates (as described above).

During 2009, the weighted average interest rates on the Tranche A term loan and the revolving credit facility were 3.44% and 3.41% on average loan balances of $81.3 million and $58.6 million, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.50% during 2009.

The amount outstanding on the Tranche A term loan and revolving credit facility at December 31, 2008 totaled $83.3 million and $50.0 million, respectively, with the interest rate on the Tranche A term loan 3.00% and the weighted average interest rate on the revolver 3.61%. The annual commitment fee on the unborrowed funds available under the revolver was 0.50% at December 31, 2008.

During 2009 and 2008, we paid $6.8 million and $5.6 million, respectively, in principal due on the Tranche A term loan.

Intercompany loan receivable permitted under the Original Indenture

At December 31, 2009, Morris Communications owed us $25.0 million, including accumulated interest on the intercompany loan.

During 2010, 2009 and 2008, we reported the $0.1, $0.8 million and $0.7 million, respectively, in accrued loan receivable interest as contra equity (unrecognized interest). The average annual interest rate in 2010, 2009 and 2008 was 3.3%, 3.3% and 4.4%, respectively, on average gross loan balances of $25.5 million, $24.6 million and $16.1 million, respectively.

As part of the Restructuring, the reduction of our bondholder debt would be accompanied by the cancellation of $110.0 million in aggregate principal amount, plus accrued PIK interest, of our Tranche C term loan outstanding under the Credit Agreement, as a repayment of intercompany indebtedness of $24.5 million plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, the effective date of the Restructuring, Morris Communications settled $24.9 million of the intercompany loan receivable, with the unrecognized accumulated accrued interest being canceled, in effect, as a capital contribution. On March 1, 2010, the $1.1 million remaining balance on the intercompany loan was reclassified to a non-interest bearing receivable.

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

Item 7A--Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk-We are not exposed to the impact of interest rate fluctuations since all of our outstanding debt is at a fixed rate. See Note 5 to our consolidated financial statements for December 31, 2010, 2009 and 2008 regarding long-term debt.

To estimate the fair value of the $86.5 million aggregate principal amount outstanding of the New Notes, we used the average price of the corporate bond trades reported on or around December 31, 2010. At December 31, 2010, the fair value of the New Notes was approximately $84.1 million.

Contractual obligations-At December 31, 2010, the aggregate maturities on our long term debt for the next five years and thereafter are as follows: (dollars in thousands)

			Current maturities of debt by period
	Stated interest rate	Total	2011		2012	2013	2014	2015	Thereafter

Contractual obligations

Long term debt:

New Indenture
Stated principal amount	10.0%	$86,508	$7,496	(1)	$-	$-	$79,012	$-	$-
Pre-tax interest expense		29,090	8,023		7,900	7,900	5,267
Total		$115,598	$15,519		$7,900	$7,900	$84,279	$-	$-

Weighted Average Interest Rate:		10.0%	10.0%		10.0%	10.0%	10.0%

Operating leases:

Operating leases to Morris Communications and affiliates		$4,883	$2,428		$2,455	$-	$-	$-	$-
Other operating leases		1,793	807		557	327	91	11	-
		6,676	3,235		3,012	327	91	11	-

Total payments due:		$122,274	$18,754		$10,912	$8,227	$84,370	$11	$-

(1) The New Indenture requires monthly redemptions of New Notes with certain amounts of "Excess Free Cash Flow" as defined in the New Indenture. Prior to the filing of our December 31, 2010 annual report on Form 10-K with the United States Securities and Exchange Commission, we were contractually obligated to redeem $7,496 in stated aggregate principal outstanding on the New Notes based upon the Excess Free Cash Flows for each of the first two months of 2011.

The New Notes bear interest at 10% per annum, payable in cash quarterly and mature on September 1, 2014.

On April 26, 2010, we entered into the Working Capital Facility with a bank which provided for a revolving line of credit in the amount of $10.0 million. The interest rate is LIBOR plus 4% per annum, with a minimum rate of 6%. There was no outstanding balance on the Working Capital Facility at December 31, 2010.

Newsprint

We consumed approximately 34.0 metric tonnes of newsprint in 2010, an expense representing 9.9% of our total 2010 operating costs. A sustained price increase or an unavailability of supply could adversely affect our profitability and cash flows.

Item 8--Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Morris Publishing Group, LLC

We have audited the accompanying consolidated balance sheets of Morris Publishing Group, LLC and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, member's interest (deficiency) in assets, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morris Publishing Group, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, the accompanying 2009 financial statements have been restated to correct a misstatement.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
April 20, 2011

Morris Publishing Group, LLC and Subsidiaries

Consolidated balance sheets
	December 31,	December 31,
(Dollars in thousands)	2010	2009, Restated
		(See Note 10)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,636	$25,638
Accounts receivable, net of allowance for doubtful accounts of $1,763 and $2,174 at December 31, 2010 and 2009, respectively	26,251	28,846
Inventories	2,160	2,110
Deferred income taxes, net	669	1,338
Income tax receivable	2,062	2,523
Assets held for sale	1,952	2,252
Prepaid and other current assets	953	2,315
Total current assets	36,683	65,022
NET PROPERTY AND EQUIPMENT	85,754	93,753
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,573 and $2,994 at December 31, 2010 and 2009, respectively	5,946	6,311
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $472 and $8,811 at December 31, 2010 and 2009, respectively	2,684	5,412
Total other assets	8,630	11,723
Total assets	$131,067	$170,498
LIABILITIES AND MEMBER'S INTEREST (DEFICIENCY) IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$4,218	$5,504
Current maturities of long-term debt (Note 5)	13,000	40,721
Accrued interest expense	2,163	83
Due to Morris Communications	211	2,880
Deferred revenues	12,135	12,124
Accrued employee costs	3,083	3,224
Other accrued liabilities	1,292	946
Total current liabilities	36,102	65,482
LONG-TERM DEBT, less current portion and original issue discount	67,115	406,938
DEFERRED INCOME TAXES, net	22,632	10,078
OTHER LONG-TERM LIABILITIES	2,668	2,810
Total liabilities	128,517	485,308
COMMITMENTS AND CONTINGENCIES (Note 9)
MEMBER'S INTEREST (DEFICIENCY) IN ASSETS
Member's surplus (deficit)	2,550	(296,501)
Loan receivable from Morris Communications, net	-	(18,309)
Total member's interest (deficiency) in assets	2,550	(314,810)
Total liabilities and member's interest (deficiency) in assets	$131,067	$170,498

See notes to consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Consolidated statements of operations
	Twelve months ended December 31,

	2010	2009	2008
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$172,686	$184,803	$251,698
Circulation	61,962	63,497	60,931
Other	8,543	8,646	9,200
Total net operating revenues	243,191	256,946	321,829
OPERATING EXPENSES:
Labor and employee benefits	95,920	101,277	130,814
Curtailment gains	-	-	(24,808)
Newsprint, ink and supplements	25,482	22,965	37,370
Other operating costs (excluding depreciation and amortization)	96,445	97,388	109,880
Impairment of fixed assets	300	767	4,326
Impairment of goodwill	-	-	170,685
Depreciation and amortization expense	9,513	12,739	13,858
Total operating expenses	227,660	235,136	442,125
OPERATING INCOME (LOSS)	15,531	21,810	(120,296)
OTHER (INCOME) EXPENSES:
Interest expense, including amortization of debt issuance costs	17,132	31,686	30,110
(Income) expense from cancellation of debt	(218,164)	12,867	-
Gains on repurchases of debt	-	-	(9,271)
Write-down of note receivable, net	-	7,538	-
Interest income	(3)	(653)	(1,161)
Other, net	(149)	(164)	(118)
Total other (income) expenses, net	(201,184)	51,274	19,560
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	216,715	(29,464)	(139,856)
PROVISION (BENEFIT) FOR INCOME TAXES	11,733	(8,668)	568
INCOME (LOSS) FROM CONTINUING OPERATIONS	204,982	(20,796)	(140,424)

DISCONTINUED OPERATIONS
Loss from discontinued operations	-	-	(413)
Benefit for income taxes	-	-	165
LOSS FROM DISCONTINUED OPERATIONS	-	-	(248)

NET INCOME (LOSS)	$204,982	$(20,796)	$(140,672)

See notes to consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Consolidated statements of member's interest (deficiency) in assets

			Loan receivable from Morris Communications
(Dollars in thousands)	Member's surplus (deficit)	Accumulated other comprehensive income	Amount due from (payable to)	Accumulated unrecognized interest	Loan receivable (payable), net	Total member's interest (deficiency) in assets

DECEMBER 31, 2007-	$(143,712)	$1,179	$20,929	$5,130	$26,059	$(116,474)
Net loss	(140,672)	0	-	-	-	(140,672)
Change in unrecognized postretirement benefit costs-curtailment, net of taxes	-	(1,179)	-	-	-	(1,179)
Comprehensive loss	(140,672)	(1,179)	-	-	-	(141,851)
Capital contributions for services provided	8,679	-	-	-	-	8,679
Payment of income taxes due Morris Communications on GateHouse sale	-	-	(29,908)	-	(29,908)	(29,908)
Interest accrued on loan receivable	-	-	(731)	731	-	-
Advances on loan receivable from Morris Communications	-	-	(8,361)	-	(8,361)	(8,361)
DECEMBER 31, 2008-	$(275,705)	$-	$(18,071)	$5,861	$(12,210)	$(287,915)
Net loss	(20,796)	-	-	-	-	(20,796)
Interest accrued on loan receivable	-	-	(830)	830	-	-
Advances on loan receivable from Morris Communications	-	-	(6,099)	-	(6,099)	(6,099)
DECEMBER 31, 2009-	$(296,501)	$-	$(25,000)	$6,691	$(18,309)	$(314,810)
Net income	204,982	-	-	-	-	204,982
Capital contribution-settlement of Tranche C debt	87,244	-	(866)	-	(866)	86,378
Reclassification of accumulated unrecognized interest	6,825	-	-	(6,825)	(6,825)	-
Settlement of Tranche C debt	-	-	24,862	-	24,862	24,862
Reclassified to short-term non-interest bearing receivable	-	-	1,138	-	1,138	1,138
Interest accrued on loan receivable	-	-	(134)	134	-	-
DECEMBER 31, 2010-	$2,550	$-	$-	$-	$-	$2,550

See notes to consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Consolidated statements of cash flows
		December 31,
(Dollars in thousands)	2010	2009, Restated	2008
		(See Note 10)

OPERATING ACTIVITIES:
Net income (loss)	$204,982	$(20,796)	$(140,672)
Adjustments to reconcile net income to cash provided by operating activities:
Cancellation of debt	(222,905)	-	-
Depreciation and amortization	9,513	12,739	13,858
Deferred income taxes	13,223	(6,154)	(3,671)
Bad debt expense	867	2,711	3,380
Amortization and write-off of debt issuance costs	3,738	2,847	2,827
Accretion of original issue discount	2,607	-	-
Write-off of note receivable, net	-	7,538	-
Capital contribution for services rendered	-	-	8,679
Gains on repurchases of debt	-	-	(9,271)
Impairment of fixed assets	300	767	4,326
Write-down of goodwill	-	-	170,685
Loss on sale of fixed assets, net	49	546	1,906
Curtailment gains	-	-	(24,808)
Changes in assets and liabilities:
Accounts receivable	1,728	5,375	9,915
Note receivable	-	-	(1,514)
Inventories	(50)	596	386
Prepaids and other current assets	1,362	(1,412)	31
Other assets	35	(373)	(1,561)
Accounts payable	(1,286)	8	(2,139)
Income taxes receivable	461	(2,523)	-
Accrued employee costs	(141)	(5,028)	(1,696)
Accrued interest expense	7,492	24,510	(921)
Due (from) to Morris Communications	(1,397)	1,108	6,156
Deferred revenues and other liabilities	358	(1,217)	(711)
Postretirement obligations due to Morris Communications	-	-	769
Other long-term liabilities	(142)	(72)	(710)
Net cash provided by operating activities	20,794	21,170	35,244
INVESTING ACTIVITIES:
Capital expenditures	(1,304)	(918)	(1,976)
Collection of Note Receivable	-	4,000	-
Restricted cash released from escrow	-	-	12,392
Net proceeds from sale of property and equipment	106	184	773
Net cash (used in) provided by investing activities	(1,198)	3,266	11,189
FINANCING ACTIVITIES*:
Repurchases of Original Notes	-	-	(12,251)
Proceeds from revolving credit facility-Original Credit Agreement	-	10,000	82,000
Repayments on revolving credit facility-Original Credit Agreement	-	-	(71,000)
Repayment of Tranche A term loan-Original Credit Agreement	-	(6,750)	(5,625)
Repayment of Tranche A term loan-Credit Agreement	(19,700)	-	-
Repayments on Tranche B term loan-Credit Agreement	(7,360)	-	-
Proceeds from Refinancing Indebtedness	7,126	-	-
Repayment of Refinancing Indebtedness	(7,126)	-	-
Redemptions of New Notes	(13,492)	-	-
Proceeds from Working Capital Facility	7,703	-	-
Repayments on Working Capital Facility	(7,703)	-	-
Payment of debt issuance costs	(1,046)	(731)	(641)
Advances on loan receivable from Morris Communications	(1,000)	(6,099)	(38,269)
Net cash used in financing activities	(42,598)	(3,580)	(45,786)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,002)	20,856	647
CASH AND CASH EQUIVALENTS, beginning of period	25,638	4,782	4,135
CASH AND CASH EQUIVALENTS, end of period	$2,636	$25,638	$4,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$5,615	$4,555	$28,203
Income tax (refund) paid	(2,252)	-	29,908

* See Note 5 for non-cash financing activities.

See notes to consolidated financial statements.

Morris Publishing Group, LLC
Notes to consolidated financial statements
(Dollars in thousands)

1.        Nature of operations and summary of significant accounting policies

Basis of presentation and nature of operations—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and present the Morris Publishing Group, LLC's ("Morris Publishing" or the "Company") financial position, results of operations, and cash flows.

As further described in Note 8, certain expenses, assets and liabilities of Morris Communications Company, LLC ("Morris Communications") have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Corporate restructuring—Prior to January 28, 2009, Morris Publishing was a wholly-owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Shivers Trading & Operating Company ("Shivers"), the Company's indirect corporate parent, and Morris Communications, then the Company's direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its parent. In these notes, Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior secured debt under both the Credit Agreement, dated as of December 14, 2005 (the "Original Credit Agreement") and the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

Morris Communications will continue to provide management and related services to the Company, as well as all of the Company's operating subsidiaries.

Debt restructuring—On March 1, 2010 (the "Effective Date"), the Company restructured its debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total amount of its debt outstanding from $447,659, including accrued interest on the Original Notes (as described below), at December 31, 2009 to a face amount of approximately $107,200.

The holders of the $278,478 principal amount of 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

Extinguishment of debt and original issue discount—Under the accounting guidance for a debt extinguishment, the total maturities of the New Notes are recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is original issue discount and is accreted over the term of the New Notes.

Discontinued operations—On November 30, 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). In accordance with accounting guidance for the impairment or disposal of long-lived assets, the results of operations of all newspapers, publications and businesses included in the sale to GateHouse have been recorded as discontinued operations.

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

Revenue recognition—Advertising revenues are recognized when the advertisements are printed and distributed or over time once the advertisements are placed on the Company’s Web sites. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered. All revenue is reported net of sales tax and discounts.

Deferred revenue—Deferred revenue arises as a normal part of business from prepaid subscription payments for newspapers and other publications. Revenue is realized in the period the publication is delivered.

Cash and cash equivalents—The Company held no outstanding debt instruments considered to be cash equivalents at December 31, 2010 and 2009.

Accounts receivable—Accounts receivables are mostly from advertisers and newspaper subscribers. The Company extends credit and sets the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with the Company and other industry specific data.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Write-offs of uncollectible accounts receivable net of recoveries were $1,277, $2,360, and $4,252 in 2010, 2009, and 2008, respectively.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented 38.6% and 68.2% of the Company’s inventory at December 31, 2010 and 2009, respectively, is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1,314 and $1,026 higher at December 31, 2010 and 2009, respectively, had the first in, first out method been used for all inventories.

The Company also experienced LIFO liquidations based on permanent decreased levels in its inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $1,144 for the year ended December 31, 2009. There were no LIFO liquidations for the years ended December 31, 2010 and 2008.

Net property and equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the expected useful lives of the assets, which range from seven to 40 years for buildings and improvements, five to 20 years for machinery and production equipment, and five to 10 years for office equipment, fixtures and vehicles.

The cost and related accumulated depreciation of property and equipment that are retired or otherwise disposed of are relieved from the respective accounts, and the resulting gain or loss is reflected in the results of operations.

Construction in progress represents payments on uninstalled machinery and equipment or newly acquired fixed assets not yet placed in service.

Repairs and maintenance costs on the property and equipment are expensed in the period the cost is incurred.

Impairment of long-lived assets—Long-lived assets which include intangible assets with a finite life are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any unrecoverable carrying amounts are adjusted to fair value. Long-lived assets and intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value, less cost to sell.

The facts and circumstances indicating possible impairment of the long-lived assets existed, therefore the Company performed impairment tests on these long lived assets as of December 31, 2010, 2009 and 2008. The Company's analysis resulted in no impairments of long-lived assets held for future use.

Goodwill and indefinite-lived intangible assets —Goodwill is the excess of cost over fair value of tangible and intangible net assets acquired.

Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with accounting standards regarding goodwill and other intangible assets. At December 31, 2010, the Company performed the required impairment tests of the indefinite-lived intangible assets, which resulted in no impairments.

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

In 2008, the facts and circumstances indicating possible impairment of the Company’s goodwill existed; therefore the Company tested goodwill for impairment between the annual testing dates. As a result of this test, the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill and an impairment loss was recognized in an amount equal to that excess. The estimated value of the reporting unit to which goodwill is allocated is determined using the net present value of future cash flows and the market multiple approach. As a result of this analysis, the Company recorded a non-cash pre-tax impairment charge to goodwill totaling $170,685 during 2008, resulting in the full write-off of this reporting unit’s goodwill.

Income taxes—The Company is a single member limited liability company and is not subject to income taxes, with its results being included in the consolidated federal income tax return of its ultimate parent. However, the Company is required to provide for its portion of income taxes under a "Tax Consolidation Agreement" with its ultimate parent and other affiliated entities. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements as if it filed a separate income tax return and remitted taxes for its current tax liability.

Prior to January 28, 2009, the Company's results were included in the consolidated federal income tax return of Shivers, Morris Communications and the Company's ultimate parent. The tax provisions were settled through the intercompany account and Morris Communications, the Company's immediate parent, made income tax payments based on the Company's results.

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

On January 6, 2010, the Company entered into an Amended and Restated Tax Consolidation Agreement ("Amended Tax Agreement") with its parent entities, MPG Holdings, Shivers, and Questo and its affiliated entity, Morris Communications. The amendments in the agreement (1) clarify that the Company will not be liable for adverse consequences related to specified extraordinary transactions in 2009 primarily relating to its parent entity and other related entities, (2) provide that, in calculating the Company's tax payment obligation, the indebtedness of its parent entity, MPG Holdings, will be treated as if it were the Company's indebtedness and (3) provide that the Trustee of the New Indenture will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of MPG Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or the Company. To the extent the terms of the Amended Tax Agreement require the Company to pay less than the amount of taxes that would have been required under the separate return method; such lesser amount will not reduce the Company's tax expense, but will be treated as a capital contribution by its parent.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued guidance for the accounting for uncertainty in income taxes which became effective for fiscal years beginning after December 15, 2006. Under this guidance, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under the guidance, the recognition of a tax benefit would only occur when it is "more-likely-than-not" that the position would be sustained in a dispute with the taxing authority in the "court of last resort." The Company believes that adequate provisions have been made for all income tax uncertainties consistent with this standard.

Member’s surplus (deficit)—Member’s surplus (deficit) includes the original investment in the Company by Morris Communications, accumulated income (loss) of the Company, the distributions to (including dividends and restricted payments) and contributions from Morris Communications and other affiliated entities, including those arising from the forgiveness of the net intercompany receivables, payables and loans between Morris Communications, other affiliated entities and the Company. Management of the Company, Morris Communications and other affiliated entities has agreed that all such intercompany amounts are deemed distributions and contributions. However, the Company is currently prohibited by its debt agreements from making any dividends and restricted payments or forgiving any net intercompany receivables.

Classification of loan receivable from Morris Communications—Under the terms of the Original Credit Agreement and the indenture to the Original Notes (the "Original Indenture"), the Company had been permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly-owned subsidiaries outside of Morris Publishing, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company had also been permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the Original Indenture.

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

Recent accounting pronouncements—

In January 2010, the FASB issued Accounting Standards Update 2010-6, "Improving Disclosures about Fair Value Measurements" which discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The pronouncement is not expected to have an impact on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Revenue Recognition—Multiple Deliverable Revenue Arrangements," which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after September 15, 2010, and will apply to the Company's 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. The Company is currently evaluating the impact of adopting this guidance on the Company's financial statements.

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

The terms of the promissory note were ultimately amended to extend the payment of the note, plus the remaining $1,538 net working capital reimbursement, over eight equal monthly installments, together with interest. The first and final principal payments were due on April 15, 2009 and November 15, 2009, respectively.

During the first quarter of 2009, the Company reserved the $11,538 due on the note due to GateHouse's failure to pay the $1,442 principal amount due on April 15, 2009; with GateHouse continuing to make only the interest payments. During the third quarter of 2009, the Company received a one time principal payment in the amount of $4,000, shown as investing cash flows, from GateHouse to settle the total outstanding obligation. The remaining investment of $7,538 was written off within other income and expense.

3.         Property and equipment

Property and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009
Land and easements	$10,861	$10,865
Buildings and improvements	101,500	101,327
Machinery and production equipment	144,504	144,211
Office equipment, fixtures and vehicles	52,333	52,502
Construction in progress	256	155
Total	309,454	309,060
Less: accumulated depreciation	(223,700)	(215,307)
Net book value	$85,754	$93,753

Depreciation expense totaled $9,148, $11,064, and $13,157 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company’s 2010, 2009 and 2008 operating results included impairment of fixed assets totaling $300, $767 and $4,326, respectively, reflecting the adjustment to fair value of commercial printing presses and other equipment being held for sale.

4.         Other intangible assets and goodwill

Changes in the carrying amounts of other intangible assets of the Company for the years ended December 31, 2010, 2009, and 2008 are as follows:

Other intangible assets

Balance at December 31, 2008	$7,956
Additions	30
Amortization expense	(1,675)
Balance at December 31, 2009	6,311
Amortization expense	(365)
Balance at December 31, 2010	$5,946

The Company recorded $365, $1,675 and $701 of amortization expense during the years ended December 31, 2010, 2009 and 2008, respectively, associated with its finite-lived intangible assets.

Amortization expense for 2009 included $1,023 in accelerated amortization on discontinued publications. The finite-lived assets for these discontinued publications had a cost of $4,920 and total accumulated amortization of $3,897.

Estimated amortization expense of the Company’s finite-lived intangible assets for the next five years as of December 31, 2010 is as follows:

Amortization Expense
2011	$283
2012	264
2013	254
2014	146
2015	119

The gross carrying amounts and related accumulated amortization of the Company’s finite-lived and indefinite-lived intangible assets at December 31, 2010 and 2009 were as follows:

	Cost	Accumulated amortization	Net cost

December 31, 2010:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,719	$1,646
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,769	1,646

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,573	$5,946

December 31, 2009:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,354	$2,011
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,404	2,011

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,208	$6,311

Newspaper mastheads (newspaper titles and Web site domain names) are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the Company’s mastheads with the carrying amount. The Company performed impairment tests on newspaper mastheads as of December 31, 2010, 2009 and 2008. No impairment loss was recognized.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore the Company performed impairment tests on these long-lived assets as of December 31, 2010, 2009 and 2008. The Company's analysis resulted in no impairments of long-lived assets held for future use.

Intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Since the revenue and market multiples used in determining fair value declined dramatically since December 31, 2007, especially during 2008, the facts and circumstances indicating possible impairment of intangibles assets existed, and the Company tested goodwill for impairment between the annual testing dates. The Company first determined the fair value of its newspaper reporting unit, and compared this amount with its carrying amount, including goodwill. Since the carrying amount exceeded the newspaper reporting unit’s fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of newspaper reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. As a result of this analysis, the Company recorded a non-cash pre-tax impairment charge to goodwill totaling $170,685 during 2008. This non-cash impairment charge was reflected as a write-down of goodwill and did not affect the Company’s operating cash flows. At December 31, 2010 and 2009, the Company had no recorded goodwill.

Changes in the carrying amounts of goodwill of the Company for the years ended December 31, 2010, 2009, and 2008 are as follows:

Goodwill
Balance at December 31, 2008	$-
Gross goodwill	170,685
Accumulated impairment losses	(170,685)
Balance at December 31, 2009	-
Gross goodwill	170,685
Accumulated impairment losses	(170,685)
Balance at December 31, 2010	$-

5.       Long-term debt

Refinancing and restructuring

During 2008 and 2009, the Company's operations were adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing decline in advertising revenue and the permanent loss to other media within various categories. As a result, the Company faced constraints on its liquidity during this period, including its ability to service the combined indebtedness owed to its lenders under the Original Credit Agreement and the holders of the Original Notes.

During 2009, the Company, an ad hoc committee of bond holders, and its then-senior secured lenders exchanged information and discussed potential restructuring terms, and agreed to waive defaults (including the non-payment of interest due in 2009 on the Original Notes) and/or forbear from exercising remedies on account of the defaults associated with the Original Credit Agreement or Original Notes.

On September 23, 2009, the Company entered into an agreement with the ad hoc committee of bond holders, which provided for the restructuring of the Original Notes through either an out-of-court exchange offer or a plan of reorganization to be confirmed under title 11 of the United States Code. The financial restructuring, whether accomplished through an out-of-court exchange offer or a plan of reorganization, was referred to as the Restructuring.

Senior Refinancing Transaction—On October 15, 2009, the Original Credit Agreement was amended and restated under the Credit Agreement, as a condition precedent to the Restructuring. The amendment and restatement immediately followed the acquisition by Tranche Holdings, LLC, a third party in which Company affiliates held a transitory interest, of all outstanding loans under the Original Credit Agreement and the conversion of the entire $136,500 principal amount outstanding under the Credit Agreement into the three tranches of term loans (the "Senior Refinancing Transaction"):

•           Tranche A - $19,700;
•           Tranche B - $6,800 and
•           Tranche C -$110,000

The entire Tranche B term loan was acquired by the Company's affiliate, MPG Revolver Holdings, LLC ("MPG Revolver"), and the entire Tranche C term loan was acquired by Morris Communications and MPG Revolver, after which the Company affiliates no longer had an interest in Tranche Holdings, LLC. The parties to the Credit Agreement were (1) Morris Publishing as borrower, (2) Morris Communications, as guarantor, (3) Tranche Manager, LLC as administrative agent, and (4) Tranche Holdings, MPG Revolver, and Morris Communications as lenders.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction.

Bankruptcy—On January 19, 2010, the Company filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. The Company continued to operate its businesses as "debtors-in-possession" under the jurisdiction of the United States Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the United States Bankruptcy Court.

Restructuring—On March 1, 2010, the Company completed the following steps to consummate the plan of reorganization confirmed by the Bankruptcy Court:

•
The claims of the holders of the Original Notes, in an aggregate principal amount of approximately $278,478, plus $35,427 in accrued interest, were cancelled in exchange for the issuance of $100,000 in aggregate principal amount of New Notes.

•
The Morris family, through its affiliated entities, made a non-cash capital contribution to the Company of $87,244 and settled $24,862 of intercompany indebtedness to the Company, resulting in the cancellation of $112,106 (including accrued paid-in kind ("PIK") interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

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

On April 26, 2010, in connection with, and immediately prior to entering into the Working Capital Facility (as described below), the Company repaid the Tranche B term loan under the Credit Agreement in the amount of $6,800 (plus accrued PIK interest) with a $7,126 loan of Refinancing Indebtedness from a commercial bank.

Working Capital Facility— On April 26, 2010, the Company entered into a senior, secured Loan and Line of Credit Agreement with Columbus Bank & Trust Company (the "Bank"), providing for a revolving line of credit in the amount of $10,000 (the "Working Capital Facility"). The parties to the Working Capital Facility are the Company, as borrower, all of its subsidiaries and its parent, as guarantors, and the Bank.

Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%. There was no outstanding balance on the Working Capital Facility at December 31, 2010.

The $453 in debt issuance costs associated with the loan was deferred and is being amortized ratably through May 15, 2011, the maturity date of the Working Capital Facility.

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

While the current Working Capital Facility expires in May 2011, the Company is permitted by the New Indenture to either renew or replace this Working Capital Facility. If at any time the Company does not have a Working Capital Facility, it would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7,000 to provide liquidity, as permitted by the New Indenture, but the Company would be required to use monthly excess free cash flow to redeem New Notes to the extent its cash balances exceed $7,000.

Repayment of Refinancing Indebtedness—As required by the New Indenture, upon entering into a working capital facility, the Company used part of its available cash to fully repay the Refinancing Indebtedness immediately upon its issuance. Since this Refinancing Indebtedness was immediately repaid without an accrual of interest, the interest rate on the New Notes remained at 10% per annum, payable in cash, in accordance with the New Indenture.

Redemption Summary—As required by the New Indenture, upon repayment of the Tranche A senior secured debt (as described above), the Company was required to apply a portion of its available cash on hand as of the Effective Date to indebtedness under the Tranche B term loan and to redeem the stated principal amounts outstanding on the New Notes, on a pro rata basis. Prior to entering into the Working Capital Facility, the amount of cash to be applied was equal to an amount that, if applied, would reduce the available cash on hand on the issue date to $7,000.

As required by the New Indenture, upon the repayment of the Refinancing Indebtedness, the Company applied the remainder of its available cash on hand as of the repayment date to the amount borrowed against the Working Capital Facility and then to redeem the stated principal amounts outstanding on the New Notes.

In addition, the Company is required by the New Indenture to use (if any) its monthly positive operating cash flow, net of permitted cash flow adjustments, ("Excess Free Cash Flow") to repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) stated principal amounts outstanding on the New Notes.

During 2010, the Company redeemed a total of $13,492 in aggregate stated principal amounts outstanding on the New Notes as a result of its available cash upon repayment of the Tranche A debt and the Refinancing Indebtedness and from its Excess Free Cash Flows. Subsequent to December 31, 2010, the Company redeemed a total of $7,496 in face amount of aggregate stated principal amounts outstanding on the New Notes as a result of the January 2011 and February 2011 Excess Free Cash Flows. The total amount outstanding on the New Notes at March 31, 2011 was $79,012 of stated principal.

Debt Transactions Summary—The following table summarizes the above (cash* and non-cash) transactions and reflects the Company's total outstanding debt on December 31, 2010 and December 31, 2009:

Long-term debt	Outstanding as of 12/31/2009	Additional Accrued Interest-Non-Cash	Repayments or Settlement		Non-cash Capital Contribution to Morris Publishing	Non-cash Cancellation of Original Notes	New Notes and Original Issue Discount		Outstanding as of 12/31/2010

Credit Agreement
Tranche A	$19,700	$-	$(19,700	) *	$-	$-	$-		$-
Tranche B	7,021	339	(7,360	) *	-	-	-		-
Tranche C	111,192	914	(24,862)		(87,244)	-	-		-
	137,913	1,253	(51,922)		(87,244)	-	-		-
Original Indenture
Original Notes	278,478	-	-		-	(278,478)	-		-
Accrued interest	31,268	4,159	-		-	(35,427)	-		-
	309,746	4,159	-		-	(313,905)	-		-
New Indenture
Issuance of New Notes on Restricting Date	-	-	-		-	-	100,000		100,000
Original issue discount at the Restructuring Date	-	-	-		-	-	(9,000)		(9,000)
Accretion on the original issue discount							2,607		2,607
Redemptions through 12/31/2010	-	-	-		-	-	(13,492	) *	(13,492)
	-	-	-		-	-	80,115		80,115

Total	$447,659	$5,412	$(51,922)		$(87,244)	$(313,905)	$80,115		$80,115

Cancellation of Debt Income—The table below summarizes the components (cash* and non-cash) of the income from the cancellation of debt during 2010:

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Other costs
Debt restructuring costs-2010*	(1,620)
Write-off of deferred loan costs	(3,121)
(4,741)

Cancellation of debt income	$218,164

During 2010 and 2009, the Company incurred $1,620 and $12,867, respectively, in legal and consultant costs directly related to the restructuring of the Company's then-senior creditors and of certain of the holders of the Original Notes ("Debt Restructuring Costs"). On the Effective Date, the Company wrote-off $3,121 in unamortized deferred loan costs associated with the Original Notes.

Period Summary

At December 31, 2010, the Company's total debt was $80,115 ($86,508 in aggregate principal outstanding on the New Notes less $6,393 of original issue discount). At December 31, 2009, the Company's total debt was $447,659 including the $31,268 in accrued interest on the Original Notes.

The average interest rate on the Company's total aggregate principal amount of debt outstanding, excluding effective rate of the original issue discount ("OID") on the New Notes, was 10% at December 31, 2010 and 7.7% at December 31, 2009.

Current Maturities of Long-term Debt— The table below summarizes the current maturities of long-term debt as of December 31, 2010 and December 31, 2009:

	Current maturities of long-term debt
	December 31, 2010	December 31, 2009
		(Restated-See Note 10)

Existing Credit Agreement
Tranche A	$-	$19,700
Tranche B (including accrued PIK interest)	-	7,021
Total	-	26,721

New Indenture
New Notes	13,000	14,000

Total	$13,000	$40,721

At December 31, 2009, the current maturities of long-term debt reflect the consummation of the Restructuring on March 1, 2010, the refinancing and repayment of the Tranche B term loan on April 26, 2010, and the entering into a $10.0 million working capital facility on April 26, 2010. All debt cancelled upon the consummation of the Restructuring (the Tranche C term loan and Original Notes) is considered not paid (non-cash) and is included within non-current maturities of long-term debt as of December 31, 2009.

The current maturities of long-term debt at December 31, 2010 reflect our estimate of required redemptions of New Notes utilizing Excess Free Cash Flow in 2011.

New Notes Summary— On March 1, 2010, the $100,000 aggregate principal amount outstanding on the New Notes was recorded at a fair value of $91,000 (the average price of the corporate bond trades reported on or around the Restructuring Date); with the original issue discount of $9,000 to be accreted as additional interest expense over the four and one-half year maturity of the New Notes.

Interest expense on the aggregate principal amount outstanding on the New Notes totaled $7,758 for 2010. The $2,607 in accretion on the original issue discount was recorded as additional interest expense.

During 2010, the Company deferred $593 in loan costs related to the issuance of the New Notes and is amortizing those costs over the term of the New Notes. During 2010, loan amortization expense related to these costs totaled $170.

During 2010, the Company repurchased $13,492 of the aggregate stated principal amount outstanding on the New Notes.

Original Notes Summary—Interest expense on the Original Notes totaled $4,159 and $23,145 during 2010 and 2009, respectively. The $35,427 interest expense accrued at February 28, 2010 was canceled on March 1, 2010, the effective date of the Restructuring.

The interest expense for both periods included the 1% default interest ("Default Interest") on the Original Notes; with all of the Default Interest for 2009 being accrued during the fourth quarter of 2009.

During 2008, the Company repurchased a total of $21,522 of its $300,000 7% Senior Subordinated Notes for a total purchase price, including $220 in accrued interest, of $12,471. The pre-tax gain on these transactions was $9,271. In addition, the Company wrote-off $375 in unamortized loan fees related to these extinguished notes.

Interest expense on the Original Notes totaled $19,840 in 2008.

Credit Agreement Summary—The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans was PIK.

Excluding any prepayment fees, cash interest expense on the Tranche A term loan totaled $640 and $501 during 2009 and 2010, respectively.

PIK interest accrued on the Tranche B term loan totaled $221 and $339 during 2009 and 2010, respectively.

PIK interest accrued on the Tranche C term loan totaled $1,192 and $914 during 2009 and 2010, respectively.

Original Credit Agreement Summary—On October 15, 2009, the principal amount outstanding on the Tranche A term loan and the revolving credit facility under the Original Credit Agreement was $76,500 and $60,000, respectively, prior to their acquisition by a third party and Company affiliates.

During 2009 and 2008, the Company paid $6,750 and $5,625, respectively, in principal due on the term loan.

During 2009, the interest expense on the Tranche A term loan and the revolving credit facility totaled $2,202, and $1,574, respectively, on average loan balances of $81,321 and $58,624, respectively. The weighted average interest rates on these loans were 3.44% and 3.41%, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.50% during 2009.

On January 28, 2009, the Company, as borrower, entered into an amendment to the Original Credit Agreement, which, among other things, temporarily waived any default that arose from the Company’s failure to pay the interest payment due February 1, 2009 on the Original Notes. The $731 in debt issuance costs associated with this amendment were deferred and amortized ratably through May, 2009, the date when the credit facility was originally required to be repaid pursuant to a prior amendment.

The Company wrote off $199 in deferred loan costs during January of 2009.

On the Restructuring Date, the Company's capitalized loan amortization costs were reduced by the $5,545 in fully amortized deferred loan costs associated with the credit agreements. This amount was eliminated from the accumulated deferred loan costs on the Company's consolidated balance sheet.

During 2008, the interest expense on the Tranche A term loan and the revolving credit facility totaled $4,575, and $2,423, respectively. The annual commitment fee totaled $404 in 2008.

Indenture Summaries

Original Indenture—On August 7, 2003, the Company refinanced substantially all of its long-term indebtedness by issuing $250,000 of the Original Notes and entered into a $400,000 bank credit agreement. In September 2003, an additional $50,000 of the Original Notes was issued.

The Original Notes were subordinated to the rights of the lenders under the then senior credit facility. In the event of a liquidation, dissolution, bankruptcy, insolvency or similar event of the Company, the lenders of the then senior debt were to be paid in full for all obligations under the Original Credit Agreement (including interest accruing after the commencement of a bankruptcy proceeding), before any payment could be made to holders of the Original Notes.

The covenants of the senior credit agreements required that all payments, including regularly scheduled interest payments, on the notes be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the Original Indenture received a "Payment Blockage Notice" following any other default that permitted the senior lenders to accelerate the maturity of the senior debt.

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

At December 31, 2009, the Company was in default under the covenants of the Original Indenture.

The prohibition on investments generally meant that the Company could not make loans; however, there were exceptions for permitted investments as described in Note 1, "Classification of loan receivable from Morris Communications".

The exception for permitted indebtedness had allowed the Company to incur indebtedness under the then senior credit facility, to refinance the then senior credit facility or other existing indebtedness, to incur other indebtedness up to $100,000 at any time outstanding, and to incur other specified types of indebtedness.

New Indenture—On March 1, 2010, the Effective Date of the Restructuring, the Company entered into the New Indenture with respect to the New Notes.

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010, payable in cash quarterly; provided, however, that the interest rate could have been increased during the time that any Refinancing Indebtedness was outstanding. The New Notes mature on October 1, 2014.

The New Notes are secured by a lien on substantially all of the assets of the Company. The New Notes, and the liens securing the New Notes, will be subordinated to any senior debt of the Company, which included the Refinancing Indebtedness and includes the Working Capital Facility.

Under certain conditions, the notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the New Indenture, the Issuers must offer to use proceeds to redeem the Notes. Upon a change of control of Morris Publishing, the Issuers must offer to repurchase all of the New Notes.

The New Indenture contains various representations, warranties and covenants generally consistent with the Original Indenture, including requirements to provide reports and to file publicly available reports with the SEC (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures. In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At December 31, 2010, the Company was in compliance with all financial covenants under the New Indenture.

In addition, the holders of the New Notes, as permitted by the New Indenture, appointed an observer to the Board of Directors of the Company and each of its subsidiaries.

Credit Agreement Summaries

Original Credit Agreement—On December 14, 2005, the Company, as borrower, entered into the Original Credit Agreement for $350,000 of senior secured term and revolving credit facilities. The Original Credit Agreement terminated and replaced a $400,000 senior secured credit facility. The new agreement consisted of a $175,000 revolving credit facility and a $175,000 Tranche A term loan. The maturity date for both facilities was December 31, 2012, with unequal quarterly principal payments on the term loan commencing on December 31, 2007.

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

On November 28, 2007, the Company entered into Amendment No. 2 and Waiver No. 1 ("Amendment No. 2") to the Original Credit Agreement. The Original Credit Agreement contains a negative covenant prohibiting Morris Communications or any of its subsidiaries, and the Company from selling or otherwise disposing of all or a substantial part of its business or property. Amendment No. 2 waived compliance with this covenant to permit the GateHouse sale. The Company was required to utilize all of the after-tax net cash proceeds from the disposition to promptly prepay or reduce the commitments in the manner set forth in the Original Credit Agreement. In satisfaction of this requirement, the Company prepaid $85,000 of the $175,000 outstanding on the term loan immediately following the close of the November 30, 2007 transaction.

On October 8, 2008, the Company entered into Amendment No. 3 ("Amendment No. 3") to the Original Credit Agreement, reducing the revolving credit commitments to $100,000 from $175,000 and increasing the interest rate on borrowings and the commitment fee on undrawn amounts under the revolving credit facility.

Amendment No. 3 required Morris Communications and its subsidiaries, and the Company to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Original Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than May 30, 2009. On April 6, 2009, Amendment No. 5 to the Original Credit Agreement deleted this requirement.

The $641 in debt issuance costs associated with Amendment No. 3 were deferred and amortized over the original life of the term loan. In addition, the Company wrote off $538 in unamortized loan costs associated with the original revolving credit facility and amortized the remaining $1,109 over the term of the revolving credit loan. The amortization periods for the remaining deferred loan costs associated with the term loan and the revolving credit facility were accelerated to May 30, 2009, the deadline set by the lenders for the mandatory repayment of the loans under the Original Credit Agreement.

On January 28, 2009, the Company entered into Amendment No. 4 and Waiver No. 2 ("Amendment No. 4") to the Original Credit Agreement, which along with subsequent extensions ultimately waived until October 16, 2009 any default that arose from the Company’s failure to pay the interest payments due on the Original Notes.

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

Credit Agreement—Following the Senior Refinancing Transaction (described above) on October 15, 2009 the Credit Agreement was divided into Tranche A for $19,700, Tranche B for $6,800, and Tranche C for $110,000. All tranches of loans under the Credit Agreement matured in two years, with two six-month extension options during which extensions the interest rate on the Tranche A term loan would increase to 17.5% and 20%, respectively. However, once the Restructuring was consummated, the Tranche A term loan matured 150 days after the consummation of the Restructuring.

All principal payments on the senior debt were to be applied first to the Tranche A term loan until paid in full. Principal payments were required from the Company's cash flow to reduce the Tranche A term loan quarterly and, after the issuance of the New Notes, monthly. All three tranches of debt under the Credit Agreement remained senior to the Original Notes; however, pursuant to the Escrow Agreement, MPG Revolver and Morris Communications deposited the Tranche C term loan, which had an aggregate principal amount of $110,000 plus accrued PIK interest, into an escrow account for cancellation upon the consummation of the Restructuring.

Pursuant to the Escrow Agreement, upon the Restructuring, the relevant Morris Publishing affiliates agreed to cancel the Tranche C term loan which has an aggregate principal amount of $110,000 plus accrued PIK interest in settlement of intercompany indebtedness having an aggregate principal amount of approximately $24,500, plus accrued and unpaid interest from September 30, 2009 until but excluding the date on which the Restructuring is consummated, to Morris Publishing and as a contribution to capital of approximately $85,500 plus the amount of any PIK interest that has accrued on the Tranche C term loan since the date of the Credit Agreement.

The loans under the Credit Agreement continued to be guaranteed by all subsidiaries of the Company, as well as Morris Communications and all of its wholly-owned, domestic subsidiaries, and secured by substantially all of the assets of such guarantors and the Company. In the case of the security interests granted by Morris Communications and its subsidiaries, the ability of the lenders to exercise collateral foreclosure remedies generally had not been permitted prior to May 15, 2010, so long as all interest payments on the Tranche A term loan had been timely made and certain bankruptcy events had not occurred.

The Credit Agreement contained various representations, warranties and covenants generally consistent with the Original Credit Agreement, but with certain additional limitations applicable prior to the repayment in full of the Tranche A term loan. Financial covenants in the Credit Agreement required the Company to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. The financial covenants were to be calculated as if the Restructuring has been completed. At December 31, 2009, the Company was in compliance with all financial covenants (as amended on October 15, 2009) under the Credit Agreement.

An event of default would occur under the Credit Agreement if the Restructuring had not been completed by May 15, 2010. Other new events of default included a determination by the administrative agent for the Tranche A term loan, in its sole discretion, that there had been a diminution of value in the collateral or that the Company was not making adequate progress to consummate the Restructuring.

The Tranche B term loan remaining after the Restructuring ranked pari passu with the New Notes and ceased to be secured by the liens securing the Credit Agreement, and shared in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, the Company had been required to refinance the Tranche A term loan, and was permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with the Company at an annual interest rate no greater than LIBOR plus 970 basis points. Such refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B term loan, would be senior to the New Notes and secured by a first lien on substantially all of the Company's assets.

6.       Fair value of Financial Instruments

The Company measures and records in the accompanying consolidated financial statements certain assets and liabilities at fair value on a recurring basis. Accounting guidance establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). These inputs are prioritized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•
Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs; and

•	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.

Fair Value Estimates

The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ from the amounts presented. The following methods and assumptions were used to estimate the financial instruments which are measured at fair value:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. The following table provides fair value measurement information for the Company’s debt that was valued at December 31, 2010 and 2009:

Long-Term Debt	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements

As of December 31, 2009
Credit Agreement-Tranche A	$-	$19,700	$-	$19,700
Original Indenture	83,500	-	-	$83,500
Total	$83,500	$19,700	$-	$103,200

As of December 31, 2010
New Indenture	$84,100	$-	$-	$84,100

2009: To estimate the fair value of the $278,478 aggregate principal amount outstanding of the Original Notes, the Company used the average price of the Company's bond trades reported on or around December 31, 2009. At December 31, 2009, the fair value of the Original Notes was approximately $83,500.

The fair value of the Tranche A term loan under the Credit Agreement was valued at par since the Tranche A term loan was repaid from cash on hand on March 1, 2010, the effective date of the Restructuring.

The Tranche B and C term loans under the Credit Agreement were not valued because the senior secured debt was owned by Company affiliates.

2010: To estimate the fair value of the $86,508 aggregate principal amount outstanding of the New Notes, the Company used the average price of the Company's bond trades reported on or around December 31, 2010. At December 31, 2010, the fair value of the New Notes was approximately $84,100.

Assets measured on nonrecurring basis. Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

During 2008, goodwill was written down to implied fair value. (See Note 4.) The Company used assessment and current market data, Level 3 inputs, to determine fair value.

During 2008, 2009 and 2010, the Company recorded impairment charges to property, plant and equipment which were classified as held for sale. (See Note 3.). The Company used assessment and current market data, Level 3 inputs, to determine fair value.

7.       Income taxes

The provision (benefit) for income taxes for twelve-month periods ended December 31, 2010 and 2009 totaled $11,733 and $(8,668), respectively.

For the twelve-month period ended December 31, 2008, the income tax provision for continuing operations totaled $568 and the benefit for income taxes for discontinued operations totaled $165 which resulted in a net income tax provision of $403.

The components of the Company’s income tax provision for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Continuing operations
Current federal and state	$(1,490)	$(2,514)	$4,244
Deferred federal and state	13,223	(6,154)	(3,676)
Tax (benefit) expense	11,733	(8,668)	568

Discontinued operations
Current federal and state	-	-	(146)
Deferred federal and state	-	-	(19)
Tax benefit	-	-	(165)

Total income tax (benefit) expense	$11,733	$(8,668)	$403

The effective tax rate on income from continuing operations before taxes differ from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective tax rates:

	2010	2009	2008
Tax provision at statutory rate	35.0%	35.0%	35.0%
State income tax, net	0.7	2.6	2.7
Cancellation of debt income	(29.8)	0.0	0.0
Impairment of goodwill	0.0	0.0	(38.3)
Non-deductible bankruptcy charges	(0.5)	(4.6)	0.0
Other	0.0	(3.6)	0.3
Total effective tax rate on income from continuing operations	5.4%	29.4%	(0.3%)

The net deferred tax liabilities as of December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Deferred tax assets:
Provision for doubtful accounts	$683	$843
Self insurance reserve-included from noncurrent	481	565
Other accrued expenses	72	30
Deferred compensation reserve	479	505
Contribution Carry forward	312	194
Deferred debt cost	1,595	3,357
State NOL carry forward	-	422
Other accrued expenses	-	90
Intangible assets	-	31
Total deferred tax assets	3,622	6,037

Deferred tax liabilities:
Depreciation and amortization	(24,124)	(14,355)
Prepaid expenses	(197)	-
Intangible assets	(1,264)	-
Total deferred tax liabilities	(25,585)	(14,355)

Valuation allowance:	-	(422)
Net deferred tax liability:	$(21,963)	$(8,740)

The realization of the state net operating loss carry forward is not likely; therefore, the Company recorded a valuation allowance of $422 against these deferred tax assets as of December 31, 2009.

Application of the Internal Revenue Code to the Company’s cancellation of debt is subject to differing interpretations which may be significant. As the Company has elected to be treated as a disregarded entity for income tax purposes, income tax uncertainties may affect the Company, its parent or affiliates. The Company’s income tax provision has been prepared as if the Company was filing a separate income tax return and the impact of the cancellation of debt on other affiliated parties, if any, has not been recognized. To the extent the terms of the Amended Tax Agreement require the Company to pay less than the amount of taxes that would have been required as a separate corporation (as a result of treating its parent's indebtedness as if it were the Company's indebtedness), such lesser amount will not reduce the Company's tax expense, but will be treated as a capital contribution by its parent.

During the first quarter of 2010, the Company accrued $13,012 as a long-term tax liability for uncertainties regarding the cancellation of debt. In the fourth quarter of 2010, the Company resolved this uncertainty, recorded a $14,900 deferred income tax expense relating to a reduction in tax basis of assets of $38,546, and reversed the $13,012 liability.

8.       Transactions with Morris Communications

Management, Technology and Shared Services Fee —The Company receives certain services from, and has entered into certain transactions with, Morris Communications. The management fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services. The technology and shared services fee compensates Morris Communications for technology and shared services.

Prior to March 1, 2010, the Effective Date of the Restructuring, the management fee was the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications). In addition, the technology and shared services fee was based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to the Company based upon usage.

On May 16, 2008, the Company entered into a Second Amendment ("Second Amendment") to Management and Services agreement, which was designed to eliminate the fees payable by Company for management, technology and shared services to Morris Communications for the period from May 1, 2008 through December 31, 2008. The intent of this amendment was to retain cash and to reduce the Company’s operating expenditures.

Effective October 1, 2008, the Third Amendment ("Third Amendment") to Management and Services agreement reinstated the payment of these fees beginning October 1, 2008. Absent the Third Amendment, the Company would not have been obligated to pay fees until January 1, 2009.

Per the SEC's Staff Accounting Bulletins Official Text Topic 1B1, "Costs Reflected in Historical Financial Statements", the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, the Company has recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within its other operating costs, with the cost of these services treated as a capital contribution by Morris Communications. The total cost of the services contributed by Morris Communications was $8,679 for the respective period.

On January 6, 2010, Morris Publishing entered into a Fourth Amendment to Management and Services Agreement, effective upon the consummation of the Restructuring, changing the fees payable by Morris Publishing to an allocation of the actual amount of costs of providing the services, with the fees not to exceed $22,000 in any calendar year.

The management fees totaled $9,130, $10,282 and $12,873 for the years ended December 31, 2010, 2009 and 2008, respectively.

The technology and shared services fees from continuing operations totaled $10,898, $6,427 and $8,045 for the years ended December 31, 2010, 2009 and 2008, respectively.

Employees’ 401(k) Plan—The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan were matched (up to 5% of pay) by Morris Communications. Effective July 13, 2008, the Company indefinitely suspended the employer matching contributions.

Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,778 for the year ended December 31, 2008.

Retiree Health Care Benefit —Effective December 31, 2008, Morris Communications terminated its retiree health care plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service. As a result, the Company recorded a $24,808 curtailment gain upon the termination of the plan within labor and employee benefits expense on the effective date.

Morris Communications' retiree health care plan, which provided certain health care benefits for eligible retired employees and their dependents, required the Company to be separately liable for its portion of the postretirement health benefit obligation.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service were eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have had 25 years of service to be eligible. Generally, this plan paid a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan was unfunded. Lifetime benefits under the plan were limited to $100 per employee. Expenses related to this plan had been allocated to the Company based on total headcount. The expenses allocated to the Company, net of the related contributions recorded were $769 for the year ended December 31, 2008.

Health and Disability Plan—The Company participates in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expense allocated to the Company, based on total headcount, was $7,417, $8,051 and $9,391 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company is allocated its portion of Morris Communications’ health and disability liability. The amounts allocated to the Company, based on total headcount, were $1,243 and $1,458 as of December 31, 2010 and 2009, respectively.

Workers’ Compensation Expense—The Company participates in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Questo, Inc., through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $401, $1,126 and $821 for the years ended December 31, 2010, 2009 and 2008, respectively.

Loan Receivable from and restricted payments to Morris Communications—

Loan receivable (See Note 1, "Classification of loan receivable from Morris Communications"):

As part of the Restructuring, the reduction of the bondholder debt was accompanied by the cancellation of $110,000 in aggregate principal amount, plus accrued PIK interest, of its Tranche C term loan outstanding under the Credit Agreement, as a settlement of intercompany indebtedness of $24,500, plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, Morris Communications settled $24,862 of the intercompany loan receivable, with unrecognized accumulated accrued interest canceled, in effect, as a capital contribution. On March 1, 2010, the $1,138 remaining balance on the intercompany loan was reclassified to a non-interest bearing short-term receivable from Morris Communications and settled through intercompany accounts.

The following table summarizes the Restructuring transaction:

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

Restricted payments:

Under the terms of the Original Credit Agreement and the Original Indenture, the Company was permitted under its debt arrangements to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization ("Consolidated EBITDA", as defined in the Indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

No dividends were declared or recorded in 2010, 2009 and 2008, with the Company being prohibited under its prior and current debt agreements from making any restricted payments.

9.         Commitments and contingencies

Leases—The Company leases certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2015. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2010 are as follows:

Year	Operating leases From Morris Communications and affiliates	Other Operating Leases	Total
2011	$2,428	$807	$3,235
2012	2,455	557	3,012
2013	-	327	327
2014	-	91	91
2015	-	11	11

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

Other commitments

During 2007, the Company entered into a 34 month operating lease with an affiliate for a zone office in Nassau County, Florida, with the Company being required to make equal monthly payments of $3.

Total rent expense under operating leases was approximately $3,749, $3,903, and $3,982, for the years ended December 31, 2010, 2009 and 2008, respectively.

Litigation and Claims—The Company is the defendant or plaintiff in lawsuits related to normal business operations. As of December 31, 2010 and 2009, the Company had reserves for such legal matters of approximately $417 and $171, respectively. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company. However, based upon presently available information, the advice of legal counsel concerning such matters, and the aforementioned reserves, we do not believe that the outcome of any claims or pending litigation will have a material adverse effect on the Company's financial position, results of operations and cash flows.

Environmental Matters—The nature of the Company’s operations exposes it to certain risks of liabilities and claims with respect to environmental matters. The Company does not believe that environmental compliance requirements are likely to have a material effect on it. The Company cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with the Company’s operations or facilities and that these would not have a material adverse effect on the Company’s business, financial condition or results of operations.

10.         Restatement of 2009 Consolidated Financial Statements

Restatement of Consolidated Statement of Cash Flows:

In the consolidated statement of cash flows for the year ended December 31, 2009, the Company included $4,000 related to collections on a note receivable in net cash provided by operations, in error. The note was received as part of the negotiated settlement of the sale of discontinued operations in 2007. Accordingly, the collection of the note should have been presented in investing activities. Net cash provided by operations, as originally presented, was $25,170 and, as restated, is $21,170. Net cash used in investing activities as originally presented was $(734) and, as restated, net cash provided by investing activities is $3,266.

In addition, the Company reclassified bad debt expense within cash flows from operations to properly reflect the amount as an adjustment to reconcile net income to cash provided by operating activities rather than as a change in accounts receivable for each period presented. The amount of this reclassification was $2,711 and $3,380 for the years ended December 31, 2009 and December 31, 2008, respectively.

Restatement of Consolidated Balance Sheet:

As further described in Note 11 below, the Company erroneously accounted for the Restructuring in accordance with the accounting guidance for troubled debt restructuring rather than as a debt extinguishment. Under the guidance for troubled debt restructuring, the total maturities of the New Notes included the $100,000 stated principal amount plus $45,000 in maximum future cash interest payments on the New Notes. As a result, at December 31, 2009, the Company incorrectly included in current maturities of long-term debt $6,500 in potential future cash interest costs estimated to be paid on the New Notes during the twelve month period ended December 31, 2010.

Consolidated Balance Sheet at December 31, 2009-Affected Line Items

The consolidated balance sheet at December 31, 2009 has been restated from amounts previously reported to reflect the correction of the error to the Company's current maturities of long-term debt at December 31, 2009 as follows:

	As previously reported	Adjustment to eliminate future cash interest	As restated

Current maturities of long-term debt
Credit Agreement	$26,721	$-	$26,721
New Indenture	20,500	(6,500)	14,000
Total	47,221	(6,500)	40,721

Long-term debt, less current portion
Credit Agreement	111,192	-	111,192
Original Indenture	309,746	-	309,746
New Indenture	(20,500)	6,500	(14,000)
Total	400,438	6,500	406,938

Total long-term debt	$447,659	$-	$447,659

11.         Restatement of Quarterly Condensed Consolidated Financial Statements (unaudited)

Subsequent to the issuance of the Company's Form 10-Q as of and for the quarter ended September 30, 2010, the Company identified an error in the accounting for the debt modification within its unaudited condensed consolidated financial statements for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010 related to accounting for the debt modification in the Restructuring as a troubled debt restructuring rather than a debt extinguishment.

Under accounting guidance for debt extinguishment, the New Notes should have been recorded at $91,000, the estimated fair value of the New Notes on the Effective Date. The $9,000 difference between the aggregate stated principal amount and the fair value of the New Notes is OID, which should be accreted (utilizing the effective interest rate method), as additional interest expense over the four and one-half year term of the New Notes. However, the Company had recorded the New Notes as indebtedness on the Effective Date of $145,000 ($100,000 of face amount of principal plus $45,000 of maximum future interest costs ("Future Interest Indebtedness")), in error. In effect, the maximum future cash interest costs were recorded as indebtedness with respect to the New Notes, such that future cash interest on the New Notes was not treated as an expense, but was treated as a reduction of this recorded indebtedness.

Under accounting guidance for debt extinguishment, the COD income on the Restructuring was calculated utilizing the fair value of the New Notes as the total indebtedness. In effect, the COD income, as previously recorded on the Effective Date, was increased by $54,000 (the elimination of the $45,000 of Future Interest Indebtedness plus the $9,000 in OID).

Under accounting guidance for debt extinguishment, the Company should have recorded interest on the New Notes, as well as accretion of the OID, as interest expense. Following guidance for troubled debt restructuring, the Company had recorded the interest on the New Notes during first three quarters of 2010 as reductions of Future Interest Indebtedness, rather than interest expense, in error.

Statements of Operations-Affected Line Items

The tables below reflect the impact of the restatement of the Company's quarterly unaudited condensed consolidated statements of operations filed on Form 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010:

Quarter Ended March 31, 2010	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$2,590	$-	$2,590

Other (income) expense
Interest expense and debt amortization costs	6,203	982	7,185
Cancellation of debt (income) expense	(164,606)	(54,593)	(219,199)
Other, net	(33)	-	(33)
Total other (income) expense, net	(158,436)	(53,611)	(212,047)

Income (loss) before income taxes	161,026	53,611	214,637
(Benefit from) provision for income taxes	(10,446)	20,014	9,568
Net income (loss)	$171,472	$33,597	$205,069

Quarter Ended June 30, 2010	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$3,491	$-	$3,491

Other (income) expense
Interest expense and debt amortization costs	154	3,430	3,584
Cancellation of debt (income) expense	(1,543)	2,578	1,035
Other, net	(38)	-	(38)
Total other (income) expense, net	(1,427)	6,008	4,581

Income (loss) before income taxes	4,918	(6,008)	(1,090)
(Benefit from) provision for income taxes	2,290	(3,226)	(936)
Net income (loss)	$2,628	$(2,782)	$(154)

Quarter Ended September 30, 2010	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$2,150	$-	$2,150

Other (income) expense
Interest expense and debt amortization costs	120	3,112	3,232
Cancellation of debt (income) expense	(1,587)	1,587	-
Other, net	(39)	-	(39)
Total other (income) expense, net	(1,506)	4,699	3,193

Income (loss) before income taxes	3,656	(4,699)	(1,043)
(Benefit from) provision for income taxes	1,487	(1,657)	(170)
Net income (loss)	$2,169	$(3,042)	$(873)

The tables below reflect the impact of the restatement of the Company's quarterly unaudited condensed consolidated statements of operations filed on Form 10-Q for the six and nine-month periods ended June 30, 2010, and September 30, 2010, respectively:

Six months ended June 30, 2010	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$6,081	$-	$6,081

Other (income) expense
Interest expense and debt amortization costs	6,357	4,412	10,769
Cancellation of debt (income) expense	(166,149)	(52,015)	(218,164)
Other, net	(71)	-	(71)
Total other (income) expense, net	(159,863)	(47,603)	(207,466)

Income (loss) before income taxes	165,944	47,603	213,547
(Benefit from) provision for income taxes	(8,156)	16,788	8,632
Net income (loss)	$174,100	$30,815	$204,915

Nine Months Ended September 30, 2010	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$8,231	$-	$8,231

Other (income) expense
Interest expense and debt amortization costs	6,477	7,524	14,001
Cancellation of debt (income) expense	(167,736)	(50,428)	(218,164)
Other, net	(110)	-	(110)
Total other (income) expense, net	(161,369)	(42,904)	(204,273)

Income (loss) before income taxes	169,600	42,904	212,504
(Benefit from) provision for income taxes	(6,669)	15,131	8,462
Net income (loss)	$176,269	$27,773	$204,042

Statements of Cash Flows-Affected Line Items

The tables below reflect the impact of the restatement of the Company's quarterly unaudited condensed consolidated cash flows filed on Form 10-Q for the three, six and nine-month periods ended March 31, 2010, June 30, 2010, and September 30, 2010, respectively:

	Three Months Ended March 31, 2010
	Amount as Previously Reported	Adjustments	Restated Amount

Net cash provided by operating activities	$10,048	$593	$10,641
Net cash used in investing activities	(195)	-	(195)
Net cash used in financing activities	(20,700)	(593)	(21,293)
Net decrease in cash	$(10,847)	$-	$(10,847)

	Six Months Ended June 30, 2010
	Amount as Previously Reported	Adjustments	Restated Amount

Net cash provided by operating activities	$17,020	$(307)	$16,713
Net cash used in investing activities	(385)	-	(385)
Net cash used in financing activities	(35,400)	307	(35,093)
Net decrease in cash	$(18,765)	$-	$(18,765)

	Nine Months Ended September 30, 2010
	Amount as Previously Reported	Adjustments	Restated Amount

Net cash provided by operating activities	$19,826	$(2,695)	$17,131
Net cash used in investing activities	(593)	-	(593)
Net cash used in financing activities	(41,685)	2,695	(38,990)
Net decrease in cash	$(22,452)	$-	$(22,452)

The 2010 unaudited condensed consolidated financial statements will be prospectively restated in the quarterly reports filed on Form 10-Q for the first three quarters in 2011.

Retail advertising revenue is seasonal and tends to fluctuate with retail sales in the Company’s various markets, which is historically highest in the fourth quarter. Classified advertising revenue has historically had a direct correlation with the state of the overall economy and has not been materially affected by seasonal fluctuations. The following table summarizes the Company’s quarterly results of operations for the twelve months ending December 31, 2010:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total net operating revenues	$59,465	$60,354	$59,703	$63,669

Gross profit (a)	2,590	3,491	2,150	7,300

Net income (loss), as restated	205,069	(154)	(873)	940

Unusual and infrequent occurring items recognized in each full quarter-2010

Other expenses:
Interest expense on Original Notes (b)	4,159	-	-	-
Interest expense on Credit Agreement	1,253	-	-	-
Interest expense and accretion of OID on New Notes	973	1,466	3,062	4,864

Other income:
(Income) expense from cancellation of debt (c)	(219,199)	1,035	-	-

Income taxes:
Accrual (reversal) of long-term tax liability for an uncertain tax position	13,012	-	-	(13,012)

The following table summarizes the Company’s quarterly results of operations for the twelve months ending December 31, 2009:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total net operating revenues	$64,214	$63,493	$62,297	$66,942

Gross profit (a)	1,411	7,351	5,684	7,364

Net (loss) income (d)	(12,576)	(1,299)	711	(7,632)

Unusual and infrequent occurring items recognized in each full quarter-2009

Interest expense on Original Notes (b)	4,873	4,873	4,873	8,526
Debt restructuring costs (c)	2,868	2,618	2,508	4,873
Write-down of note receivable, net (e)	11,538	-	(4,000)	-

(a) Net sales less costs and expenses directly associated with or allocated to products sold or services rendered.
(b) During the fourth quarter of 2009, the Company recorded an additional $2,530 in (1%) Default Interest expense on the Original Notes which was incurred during the first nine months of 2009. On March 1, 2010, the effective date of the Restructuring, the $23,145 and $4,159 in interest expense (including Default Interest) accrued on the Original Notes during 2009 and 2010, respectively, was canceled as part of the Restructuring.

(c) On March 1, 2010, the Company consummated its Restructuring, resulting in COD income during the first quarter of 2010. The Company incurred $1,620 in Debt Restructuring Costs during the first and second quarter of 2010, with these costs being netted, as accrued, against the COD income. The Company incurred $12,867 in Debt Restructuring Costs during 2009.

(d) The 2009 Form 10-K included a mathematical error in the calculation of fourth quarter net income. The amount originally presented was $6,408.
(e) At the end of the first quarter of 2009, the Company reserved the $11,538 due on the note receivable from GateHouse. In the third quarter of 2009, Morris Publishing and GateHouse agreed to a one time payment in the amount of $4,000 to settle the outstanding obligation. The entire $4,000 was recorded as a reduction in the note receivable reserve, with the remaining $7,538 being written off.

The Company does not believe there were any other significant unusual or infrequent items, other than those reflected in the table above, that have impacted the Company's quarterly results in 2010 and 2009.

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A--Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010.

Based upon that evaluation and in consideration of the restatement of our financial results, which is more fully described in Note 10 and 11 to our Consolidated Financial Statements in Item 8, we identified a material weakness in our internal control over financial reporting with respect to  the operational effectiveness of controls in the area of accounting for complex non-recurring transactions.

As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of Morris Publishing Group, LLC ("Morris Publishing") is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of our financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Morris Publishing assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, the Chief Executive Officer and Chief Financial Officer have concluded that there is a material weakness in the operational effectiveness of controls in the area of accounting for complex non-recurring transactions, such that our internal controls over financial reporting were not effective as of December 31, 2010.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

When determining the proper accounting for complex non-recurring transactions, our control activities include research by management and review and vetting of preliminary conclusions by management.  However, the control did not operate effectively in that the improper accounting conclusion was reached with regard to the transactions described in Notes 10 and 11 to the consolidated financial statements.

Attestation Report of Morris Publishing's Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B—Other Information

None

Part III

Item 10--Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Years in newspaper industry	Title
William S. Morris III	76	54	Chairman of the Board of Directors
William S. Morris IV	51	21	CEO, President and Director
Craig S. Mitchell	52	17	Director, Senior Vice President—Finance, Secretary and Treasurer
James C. Currow	66	47	Executive Vice President
Steve K. Stone	58	31	Senior Vice President—Chief Financial Officer

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

William S. Morris III—Mr. Morris has served as chairman of our board of directors for over 30 years. Mr. Morris is the chairman of Morris Communications Company, LLC ("Morris Communications") and Morris Publishing Group, LLC ("Morris Publishing"), and their other subsidiaries and affiliates; Pesto, Inc. ("Pesto", Morris Communications' parent), Shivers Trading & Operating Company ("Shivers"), and Questo, Inc. ("Questo", Pesto's and Shivers' parent); and is the chief executive officer of all of these companies except Morris Publishing and its subsidiaries. Mr. Morris is active in community and state affairs, as well as in the newspaper and outdoor advertising industry and has recently completed a term as chairman of the Newspaper Association of America. Mr. Morris has a journalism degree from the University of Georgia and has been in the newspaper business his entire working career.

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

Steve K. Stone—Mr. Stone became senior vice president in November 2003 and has served as our vice president and chief financial officer-newspapers and has been the head of MStar Solutions, LLC, the Morris Communications subsidiary operating the Shared Services Center, since 2002. Mr. Stone has over 30 years experience in the newspaper industry and prior to joining us in 2002; Mr. Stone was assistant vice president/shared services for Knight Ridder, Inc. He has also served as vice president/chief financial officer for The Charlotte Observer, director of finance/controller for The Miami Herald, and held various financial positions at the San Jose Mercury News, Columbus Ledger-Inquirer and The Wichita Eagle Beacon. Mr. Stone holds a BBA degree from Southwestern College.

Code of Ethics

We adopted, and posted on our Web site at www.morris.com/profile/ethics.shtml, a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and others.

Item 11--Executive Compensation

Compensation Discussion and Analysis

Overview

Management agreement

Most of our executive officers, including our principal executive officer and principal financial officer, do not receive any part of their compensation from us. Their services are provided to us by our affiliate, Morris Communications Company, LLC ("Morris Communications"), under our management agreement, pursuant to which to Morris Communications provides for corporate services and costs incurred on our behalf, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. See Part III, Item 13, "Certain Relationships and Related Transactions, and Director Independence."

Our executive officers whose services are provided to us through the management agreement are:

William S. Morris III, Chairman of the Board of Directors
William S. Morris IV, President and CEO, and Director
Craig S. Mitchell, Senior Vice President-Finance, Secretary and Treasurer, and Director
Steve K. Stone, Senior Vice President-CFO

These executive officers also serve in executive officer capacities for some or all of Morris Communications, its parent, Pesto, Inc. ("Pesto"), its ultimate parent, Questo, Inc. ("Questo"), and their other subsidiaries and affiliates.

Executive Vice President

Our only other executive officer is our Executive Vice President ("EVP") charged with the operations of our newspaper business and is our only executive officer paid by us. Thus, the remainder of this "Compensation Discussion and Analysis" will focus on the compensation of our EVP.

Our primary business financial objective is to reduce our indebtedness to the level where we can provide a stable stream of income to our member through increases in distributable cash flow. To do so, we seek to enhance the return from, and the value of, our existing newspapers and other publications, and any additional publications we may acquire, develop or invest in. In turn, the purpose of our executive compensation program for our EVP has been and is to achieve our primary objectives by retaining and motivating this talented executive by providing incentives and economic security. More specifically, our compensation program for our EVP is designed to reward favorable increases in distributable cash flow, both in absolute amount and relative to our peers, taking into consideration our competitive position within the newspaper industry and this executive’s long-term career contributions to the company. The goal is to align the interests of our EVP with our primary objectives.

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

The annual cash incentive bonus for a fiscal year, if any, is typically paid in the first quarter of the fiscal year following such fiscal year, when financial statements for such fiscal year become available for both us and other publicly-traded newspaper companies. For example, we paid this executive vice president his 2008 cash incentive bonus in March 2009. However, we did not pay our EVP a cash incentive bonus for the 2009 and 2010 fiscal years.

EVP compensation for 2010 primarily consisted of an annual cash base salary. Compensation in 2010 also included benefits and other perquisites, payment of health and welfare plan premiums, employer contributions and earnings under Morris Communications deferred compensation plan and imputed income for use of company vehicle. Our EVP (and certain other employees) may elect to defer a portion of their salary under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future.

Our Board of Directors does not maintain a compensation committee, and the functions of a compensation committee are performed by our Chairman and our Chief Executive Officer. The Chairman and our Chief Executive Officer make the decisions each year regarding executive compensation, including annual base salaries and bonus awards. With respect to our EVP, the Chairman and the Chief Executive Officer set the Executive Officer’s base salary and cash bonus based on criteria previously described. They do not base their decisions on any income, revenue, cash flow or other financial targets, or any other pre-determined formula.

Effective April 1, 2009, they reduced all employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Our EVP's annual base salary was reduced by 10 percent.

For 2010, the EVP's annual base salary remained the same as at the end of 2009, which included the 10 percent reduction.

The Morris family, including William S. Morris III, our Chairman, and his son, William S. Morris IV, our President and Chief Executive Officer, beneficially own all of the equity ownership interests in us and Shivers, our indirect parent. By virtue of such equity ownership, the Morris family has the sole power to determine the outcome of any company matter or transaction, including compensation matters.

Components and Criteria of Executive Compensation

Fiscal year 2010 compensation

Base salary. For 2010, the base salary of this "Named Executive Officer" was based on the review of our chairman and chief executive officer and the following:

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

The 2010 annual base salary for our EVP is provided in the Summary Compensation Table further below.

Annual Cash Incentive Bonus. The annual cash incentive bonus program is intended to compensate our EVP for achieving our annual financial goals at both Morris Publishing and individual newspaper levels, as well as implementing long-term plans and strategies. The annual cash incentive bonus program is based on performance and responsibility level rather than on the basis of seniority, tenure or other entitlement. This performance-based program encourages our officers to continually improve their capabilities to deliver short- and long-term business results. The annual cash incentive bonuses are set so that they are competitive with bonuses paid to executive officers in similar positions and with similar responsibilities at companies in our peer group.

We emphasize the importance of incentive cash compensation as a component of total compensation for our EVP. This component of our compensation program is an investment in high quality, successful employees who can improve the operational performance of the existing assets and generate new business opportunities and investments that create value for our member.

In conjunction with the pay cuts designed to preserve jobs in a difficult economic environment, we did not pay our EVP a cash incentive bonus for 2010 fiscal year.

2004 Performance Unit Grants. In 2004, we issued performance units to our EVP and various other business unit managers under the terms of various Shivers Trading & Operating Company (our indirect parent company) Performance Unit Plans. These performance units were intended to compensate our senior executives and other business unit managers for achieving our annual financial goals at the corporate level. These performance units were valued at the end of 2005 and our EVP will receive future cash payments totaling $12,830 for his units. These payments were deferred; with no distributions made in any of the periods presented. We did not choose to issue new units for 2006 or beyond, instead emphasizing the other components of compensation.

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

Elective Deferred Compensation Plan- We permit our EVP to elect to defer a portion of his salary under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future. Our EVP did not elect to defer any portion of his 2010 salary under this Plan, but was credited with earnings on his prior deferral amounts.

For more information about the Executive Deferred Compensation Plan, please refer to the "Non-Qualified Deferred Compensation" table further below.

Summary Compensation Table. The following table sets forth all compensation from Morris Publishing awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2010 for our principal executive officer and principal financial officer. (Note that the services of these officers were provided to us by Morris Publishing affiliates, pursuant to our management agreement.) (Actual Dollars)

Name and principal position	Year	Total Compensation From Registrant

William S. Morris IV	2010	$-
President and CEO	2009	-
(principal executive officer)	2008	-

Steve K. Stone	2010	-
Senior Vice President-CFO	2009	-
(principal financial officer)	2008	-

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2010 for the executive officer who received compensation from Morris Publishing in 2010: (Actual Dollars)

Name and principal position	Year	Salary	Bonus	401(k) registrant contribution	Non-qualified deferred compensation earnings (b)	All other compensation

James C. Currow	2010	$720,000	$-	$-	$16,248	$31,377
Executive Vice President	2009	740,000	-	-	22,671	29,974
	2008	800,000	47,071	8,250	(35,549)	29,662

(a)
Includes imputed income for use of company vehicle in the amount of $17,103, $19,606 and $19,606 for 2010, 2009 and 2008, respectively, and for the participation in the executive medical reimbursement plan in the amounts of $14,274, $10,368, and $10,056 for 2010, 2009 and 2008, respectively.

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

Deferred Compensation Plan for Deferrals Table. The following table sets forth the executive contributions, the aggregate earnings and withdrawals and the aggregate balance of the deferred compensation plan for deferrals for the year ended December 31, 2010 for the Executive Vice President who received compensation from Morris Publishing in 2010. (Actual Dollars)

Name and principal position	Executive contributions in 2010 (a)	Aggregate earnings in 2010 (a)	Aggregate withdrawals /distributions	Aggregate balance at December 31, 2010
James C. Currow-Executive Vice President	$-	$15,123	$-	$191,784

(a)	These amounts are included in full in the Summary Compensation Table above.

Performance Unit Grants for Deferrals Table. The following table sets forth the initial award, the aggregate earnings and withdrawals and the aggregate balance of the Performance Unit Plans for deferrals for the year ended December 31, 2010 for the Executive Vice President who received compensation from Morris Publishing in 2010. (Actual Dollars)

Name and principal position	Aggregate earnings in 2010 (a)	Aggregate withdrawals/distributions	Aggregate balance at December 31, 2010
James C. Currow-Executive Vice President	$1,125	$-	$14,268

(a)	These amounts are included in full in the Summary Compensation Table above.

Fiscal year 2011 compensation (Actual Dollars)

Base salary. Effective April 1, 2009, we reduced all employee wages, including our Executive Vice President’s base pay, by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. For 2011, our Executive Vice President’s base pay is $720,000, unchanged from 2010.

Annual cash incentive bonus. For 2011, we do not anticipate an annual incentive bonus for the Executive Vice President.

Employment and/or severance agreements

Morris Publishing has no employment or severance agreements with its executive officer. We have designed our incentive and compensation programs to retain key employees, but no such programs obligate any employee to continue to work for us, nor commit Morris Publishing to continue to employ any officer.

Compensation of directors

Our directors received no compensation for their services as such in 2010, 2009, and 2008.

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

During 2010, there was no interlocking relationship between our Board of Directors and the board of directors or compensation committee of any other company.

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

By the members of the Board of Directors performing the functions of a compensation committee,

William S. Morris III, Chairman
William S. Morris IV, President

Item 12--Security Ownership of Certain Beneficial Owners and Management

Prior to January 28, 2009, Morris Communications Company, LLC ("Morris Communications") and Morris Publishing Group, LLC ("Morris Publishing") were lower tier subsidiaries of Shivers Trading & Operating Company ("Shivers"), which is beneficially owned 100% by William S. Morris III and members of his immediate family.

On January 28, 2009, Shivers and its subsidiaries consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC, which is owned by Shivers.

Following the reorganization, Questo, Inc. ("Questo"), a new corporation and the new ultimate parent corporation, owns 100% interest in the stock of Shivers. Questo is beneficially owned 100% by William S. Morris III and members of his immediate family. Mr. Morris III and his wife, Mary E. Morris, together directly own over 50% of the voting stock of Questo and together beneficially own approximately 64% of the total common stock of Questo. Their three children, including Mr. Morris IV, each directly own approximately 16% of the voting stock and each beneficially own approximately 12% of the total common stock of Questo.

Item 13--Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions. Various entities which are affiliated with Morris Communications Company, LLC ("Morris Communications") and the Morris family have engaged, and will in the future engage, in transactions with us some of which may be viewed, from the perspective of a note holder of Morris Publishing Group, LLC ("Morris Publishing"), as disadvantageous to us or an inappropriate use of our resources.

These transactions may not necessarily be consummated on an arm’s-length basis and therefore may not be as favorable to us as those that could be negotiated with non-affiliated third parties.

We receive certain services from, and have entered into certain transactions with, Morris Communications. Morris Communications, its subsidiaries or affiliates currently provide senior executive management services and personnel (including the services of Mr. Morris III, Mr. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, research services, architectural and engineering, and external and internal audit functions, purchasing and participation in the Shared Services Center operated by MStar Solutions, LLC (“MStar”).

As part of the initiatives to move to a shared services concept, Morris Communications created MStar, an organization that provides savings and cost efficiencies by leveraging purchasing power; centralizing, standardizing and simplifying back office and administrative procedures; creating and implementing an advanced business platform, and leveraging the technology platform.

Costs of these services that have been allocated to us are based on actual direct costs incurred or on Morris Communications’ estimate of the proportion of expenses incurred by Morris Communications that related to the services provided to us. Morris Communications made the allocations based on usage or other factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to us. We believe that these allocations have been made on a reasonable basis, and approximate all of the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services from third parties would have been. The management fee and the technology and shared services fee aggregated $20.0 million for the year ended December 31, 2010, $16.7 million for the year ended December 31, 2009, and $20.9 million for the year ended December 31, 2008

The management fee and the technology and shared services fee do not include other transactions or shared expenses between Morris Publishing, on the one hand, and Morris Communications, on the other hand, including cash management, workers’ compensation expense and intercompany borrowings. (See Part II, Item 8, "Financial Statements and Supplementary Data", Notes 1 and 7.) Morris Communications worker’s compensation self-insurance plan is currently guaranteed and secured by our indirect parent, Questo, Inc., through a letter of credit, although we are obligated to pay our share of liabilities attributable to our employees.

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement. On March 1, 2010, the effective date of our debt restructuring, the amendment changes the fees payable by us to the actual amount of costs of providing the services, but the fees shall not exceed $22.0 million in any calendar year. During the twelve-month period ending December 31, 2010, the total fee paid by us to Morris Communications was $20.0 million, which included $0.8 million attributable to charges for the services provided by our executive officers and current or former members of our Board of Directors.

Prior to March 1, 2010, Morris Communications was entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications).

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

Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2010 are as follows:

(Dollars in thousands)	Operating leases to Morris Communications and affiliates
2011	2,428
2012	2,455
2013	n/a
2014	n/a
2015	n/a

In December 2002, we sold our then recently completed facility in Savannah, Georgia to an affiliated party beneficially owned by the Morris family and entered into a 10-year operating lease expiring on December 31, 2012. We were originally required to make equal monthly payments of $92.0 thousand beginning January 1, 2003, and continuing on the first date of each subsequent month during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) four percent, and (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2006, we entered into an amendment with respect to our lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78.0 thousand square foot administration building was originally $980.0 thousand or a monthly rate of $81.7 thousand. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. Beginning on January 1, 2006 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) three percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

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

As a result of the restructuring of Morris Communications on January 28, 2009, we amended the tax sharing agreement to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Newspaper Holding, LLC ("MPG Holdings") as our new parent, for tax periods after this date. This Amendment does not change our financial rights or obligations and we remain obligated to pay to our parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group.

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement with our parent entities, MPG Holdings, Shivers, and Questo, and its affiliated entity, Morris Communications. Under the agreement, Morris Publishing remains obligated to pay to its parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group. The amendments in the restated agreement (1) clarify that we will not be liable for certain adverse consequences related to certain specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating the tax payment obligations of Morris Publishing, the indebtedness of our parent entity will be treated as if it were indebtedness of Morris Publishing, and (3) provide that the Trustee of the Indenture under which the new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes") were issued will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of our parent entity, if such elections, positions or actions would have an adverse consequence on the New Notes or Morris Publishing.

During 2007, we entered into a 34 month operating lease with an affiliate beneficially owned by the Morris family for a zone office in Nassau County, Florida, with us being required to make equal monthly payments of $3 thousand.

On November 30, 2007, we sold fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. The total purchase price was $115.0 million plus a working capital adjustment. We received $105.0 million at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum. At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by us or Morris Communications through a tax-deferred Section 1031 exchange.

During 2008, Morris Communications acquired qualified replacement property using the $12.4 million in the escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

Director Independence. We have no independent directors and no independent members of audit or other committees. Two of the three members of our board of directors are members of the Morris family, and the third member is Craig S. Mitchell, an executive officer for us, MPG Holdings, and Shivers, our indirect parent, along with Questo and all of its other subsidiaries (including Morris Communications). Mr. Mitchell serves at the pleasure of the Morris family. A member of the Morris family serves as our chief executive officer.

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

Item 14. Principal Accountant Fees and Services.

Fees for all services provided by Deloitte & Touche LLP for fiscal years 2010 and 2009 are as follows: (in dollars)

Audit fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports provided to note holders for 2010 and 2009 were approximately $557,842 and $489,550, respectively.

Audit related fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with our audit related services were $0 in 2010 and $132,270 in 2009.

Tax fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with our tax compliance, tax advice, and tax planning in 2010 and 2009 were approximately $382,446 and $50,000, respectively.

Debt restructuring fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with our debt restructuring for 2010 and 2009 were $0 and $132,270, respectively.

All other fees. Deloitte & Touche LLP did not bill us directly for other services in 2010 and 2009, but billed our ultimate corporate parent for services related to employee benefit plans covering our corporate parent’s employees, including our employees. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche LLP in connection with its employee benefit plans in 2010 and 2009 were approximately $26,049 and $26,000, respectively. None of the amounts billed in 2010 and 2009 were allocated to us, but were provided by Morris Communications under our management agreement.

During 2005, we established an audit committee to perform all functions with respect to our audit under sections 204 and 301 of the Sarbanes Oxley Act. The audit committee has no independent representation and consists of William S. Morris IV, our Chief Executive Officer, and Craig S. Mitchell and Steve K. Stone, both Senior Vice Presidents of the parent.

In 2010 and 2009, the audit committee had no pre-approval policies and procedures described in paragraph(c)(7)(i) of Rule 2-01 of Regulation S-X.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.01	Articles of Organization of Morris Publishing Group, LLC (originally named MCC Newspapers, LLC), including Amendment to Articles of Organization (changing name to Morris Publishing Group, LLC) (1)
3.02	Articles of Amendment to Articles of Organization of Morris Publishing Group, LLC, dated as of March 1, 2010. (2)
3.03
Amended and Restated Operating Agreement of Morris Publishing Group, LLC, dated as of March 1, 2010, by and between MPG Newspaper Holding, LLC, a Georgia limited liability company, and Morris Publishing Group. (2)

4.01	Indenture relating to our 7% Senior Subordinated Notes due 2013 of Registrant, dated as of August 7, 2003 (these are our "Old Notes" which were cancelled on March 1, 2010). (1)
4.02	Form of our 7% Senior Subordinated Notes due 2013, Series B (these are our "Old Notes" which were cancelled on March 1, 2010). (3)
4.03	Indenture relating to the Floating Rate Secured Notes due 2014, dated as of March 1, 2010. (2)
4.04	Form of our Floating Rate Secured Notes due 2014. (2)
10.01	Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated as of August 7, 2003. (1)
10.02	First Amendment to Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated February 24, 2005. (4)
10.03	Second Amendment to Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated May 16, 2008. (5)
10.04	Third Amendment to Management and Services agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and MSTAR Solutions, LLC dated October 1, 2008. (6)
10.05	Fourth Amendment to Management and Services agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and MSTAR Solutions, LLC dated January 6, 2010. (8)
10.06
Amended and Restated Tax Consolidation Agreement between Morris Publishing Group, LLC, MPG Newspaper Holding, LLC, Shivers Trading & Operating Company, and Questo, Inc. dated as of January 6, 2010. (8)

10.07
Lease dated December 31, 2002 for Savannah newspaper production facility between Morris Communications Company, LLC (assigned to Morris Publishing Group, LLC) and Savannah Chatham Parkway, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. (1)

10.08
First Lease Amendment executed February 21, 2005, effective November 1, 2004, amending the Lease dated December 31, 2002 for Savannah newspaper facilities between Morris Publishing Group, LLC and Savannah Chatham Parkway Property, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. (4)

10.09	Trust Under Morris Communications Corporation Deferred Compensation Plan dated July 7, 1999. (1)
10.10	Morris Communications Company, LLC Deferred Compensation Plan For Deferrals. (1)
10.11	Shivers Trading and Operating Performance Unit Plan. (5)
10.12
Amended and Restated Credit Agreement, dated as of October 15, 2009, among Morris Communications Company, LLC, Morris Publishing, Group, LLC, various lenders party thereto and Tranche Manager, LLC, as Administrative Agent, for $136,500,000 of senior secured term loan facilities. (All obligations under this "Credit Agreement" were satisfied in April 2010) (7)

10.13	Loan and Line of Credit Agreement, dated April 26, 2010, between Morris Publishing Group, LLC and Columbus Bank and Trust Company for $10,000,000 Working Capital Facility. (9)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Morris Publishing Group, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/ 15d-14(a) Certifications

(1)	Filed as an exhibit to the Registration Statement on Form S-4 of Morris Publishing Group filed with the SEC on January 26, 2004.
 (2)          Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on March 5, 2010.
(3)	Filed as an exhibit to the Registration Statement on Form S-4/A of Morris Publishing Group filed with the SEC on April 23, 2004.
(4)           Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on February 25, 2005.
(5)           Filed as an exhibit to the Form 10-K of Morris Publishing Group filed with the SEC on March 31, 2005.
(6)           Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on October 7, 2008.
(7)           Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on October 21, 2009.
(8)           Filed as an exhibit to the Form 10-K of Morris Publishing Group filed with the SEC on April 5, 2010.
(9)           Filed as an exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on August 16, 2010.

(c) Financial Statement Schedule-Valuation and Qualifying Accounts

Schedule II
		Additions
	Balances at	charged to		Balances
	beginning	costs and		at end of
(Dollars in thousands)	of period	expenses	Deductions	period

Year Ended December 31, 2010
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,174	$867	$1,278	$1,763
Year Ended December 31, 2009
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$1,823	$2,711	$2,360	$2,174
Year Ended December 31, 2008
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,695	$3,380	$4,252	$1,823

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC

By:           /s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer

Date:           April 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	4/20/2011
/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	4/20/2011
/s/ William S. Morris III	Director (Chairman)	4/20/2011
/s/ Craig S. Mitchell	Director	4/20/2011

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