Form 10-Q
period 2011-03-31
MORRIS PUBLISHING GROUP LLC
filed 2011-05-13
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

In this report, Morris Publishing Group, LLC ("Morris Publishing") is considered as and will be referred to as a wholly owned subsidiary of MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers Trading & Operating Company. "We," "us" "Company" and "our" also refer to Morris Publishing and its subsidiaries and "parent" refers to MPG Holdings.

Morris Communications Company, LLC, a privately held media company, is an affiliate of Morris Publishing.

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors, included herein and within our Annual Report on Form 10-K for the year ended December 31, 2010, as well as other risks and factors identified from time to time in our United States Securities and Exchange Commission filings.

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

-iii-

Part I

Morris Publishing Group, LLC and Subsidiaries

Unaudited condensed consolidated balance sheets
(Dollars in thousands)	March, 31	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,102	$2,636
Accounts receivable, net of allowance for doubtful accounts of $1,895 and $1,763 at March 31, 2011 and December 31, 2010, respectively	20,051	26,251
Inventories	2,420	2,160
Deferred income taxes, net	1,067	669
Income tax receivable	2,096	2,062
Assets held for sale	1,952	1,952
Prepaid and other current assets	1,282	953
Total current assets	33,970	36,683
NET PROPERTY AND EQUIPMENT	84,576	85,754
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,658 and $3,573 at March 31, 2011 and December 31, 2010, respectively	5,862	5,946
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $585 and $472 at March 31, 2011 and December 31, 2010, respectively	2,570	2,684
Total other assets	8,432	8,630
Total assets	$126,978	$131,067
LIABILITIES AND MEMBER'S INTEREST IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$4,240	$4,218
Current maturities of long-term debt	13,000	13,000
Accrued interest expense	1,975	2,163
Due to Morris Communications	2,167	211
Deferred revenues	12,391	12,135
Accrued employee costs	4,090	3,083
Other accrued liabilities	1,666	1,292
Total current liabilities	39,529	36,102
LONG-TERM DEBT, less current portion and original issue discount	60,552	67,115
DEFERRED INCOME TAXES, net	22,491	22,632
OTHER LONG-TERM LIABILITIES	3,006	2,668
Total liabilities	125,578	128,517
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S INTEREST IN ASSETS
Member's surplus	1,400	2,550
Total member's interest in assets	1,400	2,550
Total liabilities and member's interest in assets	$126,978	$131,067

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Unaudited condensed consolidated statements of operations

Three months ended March 31,	2011	2010
		Restated (See Note 2)
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$37,389	$41,542
Circulation	15,340	15,795
Other	2,187	2,128
Total net operating revenues	54,916	59,465
OPERATING EXPENSES:
Labor and employee benefits	22,473	24,960
Newsprint, ink and supplements	5,800	5,482
Other operating costs (excluding depreciation and amortization)	23,018	23,903
Depreciation and amortization expense	2,153	2,530
Total operating expenses	53,444	56,875
OPERATING INCOME	1,472	2,590
OTHER EXPENSES (INCOME):
Interest expense, including accretion of original issue discount and amortization of debt issuance costs	3,146	7,185
Income from cancellation of debt, net	-	(219,199)
Interest income	(1)	(2)
Other, net	50	(31)
Total other expense (income), net	3,195	(212,047)
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(1,723)	214,637
INCOME TAX (BENEFIT) PROVISION	(573)	9,568
NET (LOSS) INCOME	$(1,150)	$205,069

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Unaudited condensed consolidated statements of cash flows

(Dollars in thousands)

Three months ended March 31,	2011	2010
		Restated, (See Note 2)
OPERATING ACTIVITIES:
Net (loss) income	$(1,150)	$205,069
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cancellation of debt	-	(222,905)
Depreciation and amortization	2,153	2,530
Write-off of deferred loan costs	-	3,121
Amortization of debt issuance costs	113	160
Accretion of original issue discount	933	149
Bad debt (recovery) expense	(261)	214
Loss (gain) on sale of fixed assets, net	64	(30)
Deferred income taxes	(539)	(398)
Changes in assets and liabilities
Accounts receivable	6,461	4,859
Inventories	(260)	(144)
Prepaids and other current assets	(329)	(1,659)
Other assets	-	24
Accounts payable	(718)	(348)
Income taxes receivable	(34)	(2,335)
Accrued employee costs	1,007	1,715
Accrued interest expense	(188)	5,336
Due to Morris Communications	1,956	260
Deferred revenues and other liabilities	630	1,885
Income taxes payable	-	13,119
Other long-term liabilities	338	19
Net cash provided by operating activities	10,176	10,641
INVESTING ACTIVITIES:
Capital expenditures	(219)	(265)
Net proceeds from sale of property and equipment	5	70
Net cash used in investing activities	(214)	(195)
FINANCING ACTIVITIES:
Redemption of New Notes	(7,496)	-
Repayment of Tranche A term loan	-	(19,700)
Payment of debt issuance costs	-	(593)
Advances on loan receivable from Morris Communications	-	(1,000)
Net cash used in financing activities	(7,496)	(21,293)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,466	(10,847)
CASH AND CASH EQUIVALENTS, beginning of period	2,636	25,638
CASH AND CASH EQUIVALENTS, end of period	$5,102	$14,791

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,286	$316
Accrued capital expenditures	742	-
Income taxes paid	-	-

See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC AND SUBSIDIARIES
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of Morris Publishing Group, LLC and subsidiaries ("Morris Publishing", "Company") for the three-month period ending on March 31, 2011. All such adjustments are of a normal recurring nature. Results of operations for the three-month interim period in 2011 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2010 and 2009 and for each of three years ended December 31, 2010.

As further described in Note 3, certain expenses, assets and liabilities of Morris Communications Company, LLC ("Morris Communications"), an affiliate of Morris Publishing, have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Extinguishment of debt and original issue discount—During 2008 and 2009, the Company's operations were adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing severe decline in advertising revenue in this recession and the permanent loss to other media within various categories. As a result, the Company faced constraints on its liquidity during this period, including its ability to service the principal amount of combined indebtedness owed to its secured lenders under the credit agreements and to the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") with no realistic ability to obtain the necessary additional funds in the capital markets.

On March 1, 2010 (the "Effective Date"), the Company restructured its debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total amount of its debt outstanding from $447,659, including accrued interest on the Original Notes at December 31, 2009 to a face amount of approximately $107,200.

The holders of the $278,478 principal amount of Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

Under the accounting guidance for a debt extinguishment, the total maturities of the Floating Rate Secured Notes due 2014 (the “New Notes”), were recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding of New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is original issue discount and is accreted over the term of the New Notes.

Fair value of financial instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of March 31, 2011. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at March 31, 2011, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. To estimate the fair value of the $79,012 aggregate stated principal amount outstanding of New Notes, the Company used the average price of the corporate bond trades reported on or around March 31, 2011. At March 31, 2011, the fair value of the New Notes was approximately $75,800.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1, 253 and $1,314 higher at March 31, 2011 and December 31, 2010, respectively, had the first in, first out method been used for all inventories.

The Company also experienced LIFO liquidations based on permanent decreased levels in its inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $57 for the three-month period ended March 31, 2010. There were no LIFO liquidations for the three-month period ended March 31, 2011.

2.	Restatement of 2010 Quarterly Unaudited Condensed Consolidated Financial Statements

As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, subsequent to the issuance of the Company's Form 10-Q as of and for the quarter ended September 30, 2010, management identified an error in the accounting for the debt modification within the unaudited condensed consolidated financial statements filed on Forms 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010. The debt modification in the Restructuring should have been accounted for as debt extinguishment rather than troubled debt restructuring.

Under accounting guidance for debt extinguishment, the New Notes should have been recorded at $91,000, the estimated fair value of the New Notes on the Effective Date. The $9,000 difference between the aggregate stated principal amount and the fair value of the New Notes is original issue discount ("OID"), which should be accreted (utilizing the effective interest rate method), as additional interest expense over the four and one-half year term of the New Notes. However, the Company had recorded the New Notes as indebtedness on the Effective Date of $145,000 ($100,000 of face amount of principal plus $45,000 of maximum future interest costs), in error. In effect, the maximum future interest costs ("Future Interest Indebtedness") were recorded as indebtedness with respect to the New Notes, such that future cash interest on the New Notes was not treated as an expense, but was treated as a reduction of this recorded indebtedness.

Under accounting guidance for debt extinguishment, the income from the cancellation of debt ("COD" income) on the Restructuring was calculated utilizing the fair value of the New Notes as the total indebtedness. In effect, the COD income, as previously recorded on the Effective Date, was increased by $54,000 (the elimination of the $45,000 of Future Interest Indebtedness plus the $9,000 in OID).

Under accounting guidance for debt extinguishment, the Company should have recorded interest on the New Notes, as well as accretion of the OID, as interest expense. Following guidance for troubled debt restructuring, the Company had recorded the interest on the New Notes during the first quarter of 2010 as a reduction of Future Interest Indebtedness, rather than interest expense, in error.

In addition, the Company should have deferred the $593 in loan costs directly associated with the issuance of the New Notes and amortized these costs over the term of the New Notes. Following the guidance for troubled debt restructuring, the Company had recorded these loan costs within the legal and consultant costs directly related to the Restructuring ("Debt Restructuring Costs"), a direct offset to COD income.

The table below reflects the impact of the restatement of the Company's quarterly unaudited condensed consolidated statement of operations filed on Form 10-Q for the quarterly period ended March 31, 2010:

Statement of Operations-Affected Line Items	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$2,590	$-	$2,590

Other expense (income)
Interest expense and debt amortization costs	6,203	982	7,185
Cancellation of debt income	(164,606)	(54,593)	(219,199)
Interest income	(2)	-	(2)
Other income, net	(31)	-	(31)
Total other income, net	(158,436)	(53,611)	(212,047)

Income before income taxes	161,026	53,611	214,637
(Benefit from) provision for income taxes	(10,446)	20,014	9,568
Net income	$171,472	$33,597	$205,069

The table below reflects the impact of the restatement of the Company's quarterly unaudited condensed consolidated cash flow filed on Form 10-Q for the three-month period ended March 31, 2010:

	Three months ended March 31, 2010
Statements of Cash Flow-Affected Line Items	Amounts as Previously Reported	Adjustments	Restated Amounts

OPERATING ACTIVITIES:
Net income	$171,472	$33,597	$205,069
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cancellation of debt	(168,905)	(54,000)	(222,905)
Amortization of debt issuance costs	145	15	160
Accretion of original issue discount	-	149	149
Bad debt expense	-	214	214
Deferred income taxes	(21,230)	20,832	(398)
Changes in assets and liabilities
Accounts receivable	5,073	(214)	4,859
Net cash provided by operating activities	10,048	593	10,641

FINANCING ACTIVITIES:
Payment of debt issuance costs	-	(593)	(593)
Net cash used in financing activities	(20,700)	(593)	(21,293)

Furthermore, the Company reclassified bad debt expense within net cash provided by operating activities for the first quarter of 2010 to properly reflect the amount as an adjustment to reconcile net income to cash provided by operating activities rather than as a change in accounts receivable. The amount of this reclassification was $214 for the quarter ended March 31, 2010.

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

These management fees totaled $2,223 and $2,402 for the three-month periods ended March 31, 2011 and 2010, respectively. The technology and shared services fees paid to Morris Communications totaled $3,034 and $1,813 for the three-month periods ended March 31, 2011 and 2010, respectively, with the increase due the change in the cost allocation method described above. The Company has recorded the management fee within other operating costs in the accompanying consolidated financial statements.

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

Health and Disability Plan—The Company participates in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense, allocated to the Company based on the total headcount, was $1,898 and $1,935 for the three-month periods ended March 31, 2011 and 2010, respectively.

The Company was also allocated its portion of Morris Communications’ health and disability obligation. The amounts allocated to the Company, based on total headcount, were $1,185 and $1,243 as of March 31, 2011 and December 31, 2010, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense—The Company participates in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Questo, Inc. ("Questo"), through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $291 and $318 for the three-month periods ended March 31, 2011 and 2010, respectively.

Loan Receivable from Morris Communications—Under the terms of the Credit Agreement, dated as of December 14, 2005 (the “Original Credit Agreement”) and the indenture to the Original Notes (the "Original Indenture"), the Company had been permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly-owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements.

The Company accounted for this arrangement as a capital distribution transaction and classified such borrowings as contra-equity within member’s deficiency in assets, given the historical practice of the Company and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend.

The interest-bearing portion of all loans from the Company to Morris Communications bore the same rate as the borrowings under the credit agreements. During 2010 and up to the date of the Restructuring, the Company reported the $134 in interest accrued on an average loan receivable balance of $25,500. The interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods presented.

As part of the Restructuring, the reduction of the bondholder debt was accompanied by the cancellation of the aggregate principal amount, plus accrued paid in kind ("PIK") interest, of the Company's Tranche C senior secured debt outstanding under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement"), as a repayment of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2010, and as a capital contribution. On March 1, 2010, Morris Communications repaid $24,862 of the $26,000 intercompany loan receivable, with the $6,825 of unrecognized accumulated accrued interest canceled, in effect, as a capital contribution. The $1,138 remaining balance on the intercompany loan was reclassified as a non-interest bearing short-term receivable.

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

On January 6, 2010, the Company entered into an Amended and Restated Tax Consolidation Agreement ("Amended Tax Agreement") with its parent entities, MPG Newspaper Holding, LLC ("MPG Holdings"), Shivers Trading & Operating Company (“Shivers”), and Questo, and its affiliated entity, Morris Communications. The amendments in the agreement (1) clarify that the Company will not be liable for adverse consequences related to specified extraordinary transactions in 2009 primarily relating to its parent entity and other related entities, (2) provide that, in calculating the Company's tax payment obligation, the indebtedness of its parent entity, MPG Holdings, will be treated as if it were the Company's indebtedness and (3) provide that the Trustee of the Indenture to the New Notes (the "New Indenture") will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of MPG Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or the Company. To the extent the terms of the Amended Tax Agreement require the Company to pay less than the amount of taxes that would have been required under the separate return method; such lesser amount will not reduce the Company's tax expense, but will be treated as a capital contribution by its parent.

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

In January 2010, the FASB issued Accounting Standards Update 2010-6, "Improving Disclosures about Fair Value Measurements" which discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The pronouncement did not have a material impact on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Revenue Recognition—Multiple Deliverable Revenue Arrangements," which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after September 15, 2010, and will apply to the Company's 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. The pronouncement did not have a material impact on the Company's financial statements.

5.	Other Intangible Assets and Goodwill

Newspaper mastheads (newspaper titles and Web site domain names) are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the Company’s mastheads with the carrying amount. The Company performed impairment tests on newspaper mastheads as of December 31, 2010 and no impairment loss was recognized.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore the Company performed impairment tests on these long-lived assets as of December 31, 2010. The Company's analysis resulted in no impairments of long-lived assets held for future use. Subsequent to the 2010 impairment tests, the Company concluded that there had been no subsequent adverse changes in the facts and circumstances would have resulted in an impairment of long-lived assets held for future use during the three-month period ended March 31, 2011.

Intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Changes in the carrying amounts of goodwill of the Company for the three months ended March 31, 2011 were as follows:

Goodwill

Gross goodwill	$170,685
Accumulated impairment losses	(170,685)
Balance at December 31, 2010	-
Gross goodwill	170,685
Accumulated impairment losses	(170,685)
Balance at March 31, 2011	$-

Changes in the carrying amount of other intangible assets for the three months ended March 31, 2011 is as follows:

Other intangible assets

Balance at December 31, 2010	$5,946
Additions	1
Amortization expense	(85)
Balance at March 31, 2011	$5,862

Amortization expense of other intangible assets for the three-month periods ended March 31, 2011 and 2010 was $85 and $167, respectively.

The remaining expense for the last nine months of 2011 and for the four succeeding years for the existing finite-lived intangible assets is as follows:

Amortization Expense
2011	$198
2012	264
2013	254
2014	146
2015	119

Other finite-lived and indefinite-lived intangible assets at March 31, 2011 and December 31, 2010 were as follows:

	Cost	Accumulated amortization	Net cost

March 31, 2011:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,804	$1,561
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,854	1,561

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	74	12	62
Total indefinite-lived intangible assets	5,105	804	4,301

Total other intangible assets	$9,520	$3,658	$5,862

December 31, 2010:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,719	$1,646
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,769	1,646

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,573	$5,946

6.	Long-Term Debt

Restructuring and Refinancing

The Restructuring consisted of the following transactions:

The claims of the holders of the Original Notes, in an aggregate principal amount of $278,478, plus $35,427 in accrued interest, were cancelled in exchange for the issuance of $100,000 in aggregate stated principal amount of New Notes. Based upon trading activity in the New Notes, the fair value of the New Notes was $91,000 at issuance. Therefore, the Company recorded the New Notes as indebtedness of $91,000, with $9,000 of OID to be accreted as additional interest over the life of the New Notes.

The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing of $87,244 and settled $24,862 of intercompany indebtedness to the Company, resulting in the cancellation of $112,106 (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

During the first quarter of 2010, the Company incurred $585 in Debt Restructuring Costs. On the Effective Date, the Company wrote-off $3,121 in unamortized deferred loan costs associated with the Original Notes.

The table below summarizes the components (cash* and non-cash) of the income from the cancellation of debt during the three-month period ended March 31, 2010:

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Other costs
Debt restructuring costs-first quarter of 2010*	(585)
Write-off of deferred loan costs	(3,121)
(3,706)

Cancellation of debt income	$219,199

The Company repaid from cash on hand, as required under the Indenture to the New Indenture, the entire $19,700 principal amount of Tranche A senior secured debt, plus $16 in accrued interest and a $300 prepayment fee, leaving only the $6,800 (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

The Company was required to use part of its available cash after the repayment of the Tranche A senior secured debt to redeem $3,211 of the aggregate stated principal amounts outstanding on the New Notes and to repay $232 on the Tranche B term loan.

Under the New Indenture, the Company was permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Credit Agreement.

During the second quarter of 2010, in connection with, and immediately prior to entering into a working capital facility, the Company repaid the Tranche B term loan under the Credit Agreement in the amount of $6,800 (plus accrued PIK interest) with $7,126 of Refinancing Indebtedness from CB&T, a division of Synovus Bank (the "Bank") and the Company entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10,000 (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, the Company used part of its available cash to fully repay this Refinancing Indebtedness immediately upon its issuance. The Company was required to use part of its available cash upon entering into the Working Capital Facility to redeem $1,760 of the aggregate stated principal amounts outstanding on the New Notes.

In addition, the Company is required by the New Indenture to use its monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes.

During 2010 and the first three months of 2011, the Company redeemed an additional $8,521 and $7,496, respectively, in aggregate stated principal amounts outstanding on the New Notes from its Excess Free Cash Flows. Subsequent to March 31, 2011, the Company redeemed a total of $578 in aggregate stated principal amounts outstanding on the New Notes as a result of the March 2011 Excess Free Cash Flows. The total amount outstanding on the New Notes at April 30, 2011 was $78,434 of stated principal.

Debt Transactions Summary—The following table summarizes the above (cash* and non-cash) transactions and reflects the Company's total outstanding debt on March 31, 2011, December 31, 2010 and December 31, 2009:

Long-term debt	Outstanding as of 12/31/2009	Additional Accrued Interest-Non-Cash	Repayments or Settlement		Non-cash Capital Contribution to Morris Publishing	Non-cash Cancellation of Original Notes	New Notes and Original Issue Discount		Outstanding on New Notes at End of Periods

Credit Agreement
Tranche A	$19,700	$-	$(19,700	) *	$-	$-	$-		$-
Tranche B	7,021	339	(7,360	) *	-	-	-		-
Tranche C	111,192	914	(24,862)		(87,244)	-	-		-
	137,913	1,253	(51,922)		(87,244)	-	-		-
Original Indenture
Original Notes	278,478	-	-		-	(278,478)	-		-
Accrued interest	31,268	4,159	-		-	(35,427)	-		-
	309,746	4,159	-		-	(313,905)	-		-
New Indenture
Issuance of New Notes on Restructuring Date	-	-	-		-	-	100,000		100,000
Original issue discount at the Restructuring Date	-	-	-		-	-	(9,000)		(9,000)
Accretion of OID-3/1/2010 through 12/31/2010	-	-	-		-	-	2,607		2,607
Redemptions-3/1/2010 through 12/31/2010	-	-	-		-	-	(13,492	) *	(13,492)
Outstanding at 12/31/2010	-						80,115		80,115
Accretion of OID-1/1/2011 through 3/31/2011	-	-	-		-	-	933		933
Redemptions-1/1/2011 through 3/31/2011	-	-	-		-	-	(7,496	) *	(7,496)
Outstanding at 3/31/2011	-	-	-		-	-	73,552		73,552

Totals	$447,659	$5,412	$(51,922)		$(87,244)	$(313,905)	$73,552		$73,552

Period Summary

Total Debt—At March 31, 2011, the Company's total debt was $73,552 ($79,012 in aggregate stated principal outstanding on the New Notes less $5,460 of OID). At December 31, 2010, the Company's total debt was $80,115 ($86,508 in aggregate principal outstanding on the New Notes less $6,393 of OID).

The average interest rate on the Company's total aggregate principal amount of debt outstanding, excluding effective rate of the OID, on the New Notes, was 10% at March 31, 2011 and December 31, 2010.

The current maturities of long-term debt as of March 31, 2011 and December 31, 2010 totaled $13,000 and $13,000, respectively. The current maturities of long-term debt reflect the Company's estimate of required redemptions of New Notes utilizing Excess Free Cash Flow within the following twelve-month period.

New Note Summary—Interest expense on the aggregate stated principal amount outstanding on the New Notes totaled $2,098 and $833 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. The $933 and $149 in accretion on the original issue discount was recorded as additional interest expense during these respective periods.

During the first quarter of 2010, the Company deferred $593 in loan costs related to the issuance of the New Notes and is amortizing those costs over the four and one-half year maturity of the New Notes.

Original Notes Summary—During the first two months of 2010, interest expense (accrued and unpaid) on the Original Notes totaled $4,159.

Working Capital Facility Summary—There were no borrowings against the Working Capital Facility during the first quarter of 2011.

During the second quarter of 2010, the Company deferred the $453 in debt issuance costs associated with the loan and is amortizing these costs ratably through May 15, 2011, the original maturity date of the Working Capital Facility. During the first three months of 2011, loan amortization expense totaled $113.

Credit Agreement Summary—The interest rates on the Tranche A, Tranche B and Tranche C term loans under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans was PIK. Interest expense on the Tranche A, B and C term loans totaled $501 (excluding the $300 prepayment penalty), $263 and $914, respectively, during the first quarter of 2010.

At March 31, 2010, the $7,284 outstanding on the Tranche B term loan includes accrued PIK interest of $484.

New Indenture

On March 1, 2010, the Effective Date of the Restructuring, the Company entered into the New Indenture with respect to the New Notes.

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010 and payable in cash quarterly. The New Notes mature on October 1, 2014.

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

In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At March 31, 2011, the Company was in compliance with all financial covenants under the New Indenture.

In addition, the holders of the New Notes, as permitted by the New Indenture, appointed an observer to the Board of Directors of the Company and each of its subsidiaries.

Credit Agreement

On October 15, 2009, the Original Credit Agreement was amended and restated under the Credit Agreement, as a condition precedent to the Restructuring. The amendment and restatement immediately followed the acquisition by Tranche Holdings, LLC, a third party in which Company affiliates held a transitory interest, of all outstanding loans under the Original Credit Agreement and the conversion of the entire $136,500 principal amount outstanding under the Original Credit Agreement into the three tranches of term loans (the "Senior Refinancing Transaction"):

·	Tranche A - $19,700;
·	Tranche B - $6,800; and
·	Tranche C - $110,000

The entire Tranche B term loan was acquired by the Company's affiliate, MPG Revolver Holdings, LLC ("MPG Revolver"), and the entire Tranche C term loan was acquired by Morris Communications and MPG Revolver, after which the Company affiliates no longer had an interest in Tranche Holdings, LLC. The parties to the Credit Agreement were (1) Morris Publishing as borrower, (2) Morris Communications, as guarantor, (3) Tranche Manager, LLC as administrative agent, and (4) Tranche Holdings, LLC, MPG Revolver, and Morris Communications as lenders.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction.

Prior to the Effective Date, all three tranches of debt under the Credit Agreement remained senior to the Original Notes. Pursuant to the Escrow Agreement, MPG Revolver and Morris Communications deposited the Tranche C term loan, which had an aggregate principal amount of $110,000 plus accrued PIK interest, into an escrow account for cancellation upon the consummation of the Restructuring.

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

The Credit Agreement contained various representations, warranties and covenants generally consistent with the Original Credit Agreement. Financial covenants in the Credit Agreement required the Company to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. The financial covenants were to be calculated as if the Restructuring has been completed. Prior to and on the Effective Date, the Company was in compliance with all financial covenants (as amended on October 15, 2009) under the Credit Agreement.

The loans under the Credit Agreement continued to be guaranteed by all subsidiaries of the Company, as well as Morris Communications and all of its wholly-owned, domestic subsidiaries, and secured by substantially all of the assets of such guarantors and the Company.

The Tranche B term loan remaining after the Restructuring ranked pari passu with the New Notes and ceased to be secured by the liens securing the Credit Agreement, and shared in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, the Company was permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with the Company at an annual interest rate no greater than LIBOR plus 970 basis points. Such refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B term loan, would be senior to the New Notes and secured by a first lien on substantially all of the Company's assets.

Working Capital Facility—The parties to the Working Capital Facility are the Company, as borrower, all of its subsidiaries and its parent, as guarantors, and the Bank. At the end of the quarter, the Working Capital Facility originally had expiration date of May 15, 2011. On May 13, 2011, the Company entered into an agreement with the Bank extending the maturity of the Working Capital Facility to May 15, 2012, with no other changes to the provisions of the agreement. See Note 9.

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

While the Working Capital Facility currently expires in May 2012, the Company is permitted by the New Indenture to either renew or replace this Working Capital Facility. If at any time the Company does not have a working capital facility, it would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7,000 to provide liquidity, as permitted by the New Indenture, but the Company would be required to use monthly excess free cash flow to redeem New Notes to the extent its cash balances exceed $7,000.

7.	Income Taxes

The (benefit) provision for income taxes for three-month periods ended March 31, 2011 and 2010 totaled $(573) and $9,568, respectively.

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

8.	Commitments and Contingencies

From time to time, the Company is involved in litigation in the ordinary course of its business. In management's opinion, the outcome of any pending legal proceedings will not have a material adverse impact on the Company's financial position or results of operations.

The nature of the Company's operations exposes it to certain risks of liabilities and claims with respect to environmental matters. Management does not believe that environmental compliance requirements are likely to have a material effect on the Company. The Company cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with its operations or facilities and that these would not have a material adverse effect on the Company's business, financial condition or results of operations.

9.	Subsequent Events

Resignation of Executive Officer—On May 2, 2011, the Company announced retirement of James C. Currow as executive vice president of newspapers for Morris Publishing effective May 6, 2011. Mr. Currow will continue in a consulting role for Morris Publishing and will continue to receive his normal compensation from Morris Publishing for the remainder of 2011.

Mr. Currow was named executive vice president-newspapers in 2002, with responsibility for the metro newspapers outside Florida, the western group community newspapers and the eastern group community newspapers. At the beginning of 2009, he became responsible for all Morris Publishing Group’s newspapers and related publications.

At the same time the Company announced the appointment of Derek J. May as the new executive vice president effective May 6, 2011. Mr. May, 42, has been with the Company for 22 years, serving in many line and management capacities including technology, circulation, advertising sales and news in a number of the Company's markets. He is a former publisher of the St. Augustine Record, and most recently has served as assistant to the president for the Company's president, William S. Morris IV.

Modification of Working Capital Facility—On May 13, 2011, the Company reached an agreement with the Bank to extend the $10,000 Working Capital Facility through May 15, 2012, with similar terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three-month periods ended March 31, 2011 and 2010 and with our consolidated financial statements as of December 31, 2010 and 2009 and for each of three years in the period ended December 31, 2010, filed on Form 10-K with the United States Securities and Exchange Commission ("SEC").

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the SEC. In addition, information regarding corporate governance at Morris Publishing Group, LLC ("Morris Publishing") and our affiliate, Morris Communications Company, LLC ("Morris Communications"), is also available on this Web site.

The information on our Web site is not incorporated by reference into, or as part of, the Report on Form 10-Q filed with the SEC.

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

We believe there have been no significant changes during the quarter ended March 31, 2011 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2010 filed on Form 10-K filed with the SEC.

Extinguishment of debt and original issue discount—On March 1, 2010 (the "Effective Date"), we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring"), thereby reducing the total amount of our debt outstanding from $447.7 million, including accrued interest on the Original Notes (as described below), at December 31, 2009 to a face amount of approximately $107.2 million.

The holders of the $278.5 million principal amount of 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

Under the accounting guidance for a debt extinguishment, the total maturities of the Floating Rate Secured Notes due 2014 (the “New Notes”) are recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is original issue discount and is accreted over the term of the New Notes.

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

Income taxes—We are a single member limited liability company and are not subject to income taxes, with our results being included in the consolidated federal income tax return of our ultimate parent. However, we are required to provide for our portion of income taxes under a "Tax Consolidation Agreement" with our ultimate parent and other affiliated entities. Accordingly, we recognize an allocation of income taxes in our separate financial statements as if we filed a separate income tax return and remitted taxes for our current tax liability.

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement ("Amended Tax Agreement") with our parent entities, MPG Newspaper Holding, LLC ("MPG Holdings"), Shivers Trading & Operating Company (“Shivers”), and Questo, Inc. ("Questo"), and our affiliated entity, Morris Communications. The amendments in the agreement (1) clarify that we will not be liable for adverse consequences related to specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating our tax payment obligation, the indebtedness of our parent entity, MPG Holdings, will be treated as if it were our indebtedness and (3) provide that the Trustee of the New Indenture will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of MPG Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or Morris Publishing. To the extent the terms of the Amended Tax Agreement require us to pay less than the amount of taxes that would have been required under the separate return method; such lesser amount will not reduce our income tax expense, but will be treated as a capital contribution by our parent.

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

Recently issued accounting standards

In January 2010, the FASB issued Accounting Standards Update 2010-6, "Improving Disclosures about Fair Value Measurements" which discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The pronouncement did not have a material impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Revenue Recognition—Multiple Deliverable Revenue Arrangements," which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after September 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. The pronouncement did not have a material impact on our financial statements.

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

During the first three months of 2011 and 2010, advertising revenue, including both print and online media formats, represented 68.1% and 69.9%, respectively, of our total net operating revenue. Retail, classified and national advertising revenue represented 58.1%, 34.9% and 7.0% respectively, of our first quarter of 2011 advertising revenue, compared to 58.3%, 34.0% and 7.7%, respectively, in the first quarter of 2010.

Linage, the number of inserts, Internet page views, along with rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration.

Circulation revenue represented 27.9% of our total net operating revenue during the first quarter of 2011, compared to 26.6% during the same quarter the previous year.

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

Financial summary for the three months ended March 31, 2011 compared to March 31, 2010

Financial Summary. The following table summarizes our consolidated financial results for the three-month periods ended March 31, 2011 and 2010: (Dollars in thousands)

	Three months ended March 31,
	2011	2010

Total net operating revenues	$54,916	$59,465
Total operating expenses	53,444	56,875
Operating income	1,472	2,590
Interest expense and loan amortization cost	3,146	7,185
Income from the cancellation of debt	-	(219,199)
Other, net	49	(33)
Other expenses (income), net	3,195	(212,047)
(Loss) income before taxes	(1,723)	214,637
Income tax (provision) benefit	(573)	9,568
Net (loss) income	$(1,150)	$205,069

Compared to the first quarter of 2010, our total net operating revenue was $54.9 million, down $4.6 million, or 7.7%, from $59.5 million, and total operating expenses were $53.4 million, down $3.5 million, or 6.0%, from $56.9 million. As a result, our operating income was $1.5 million during the first quarter of 2011, down $1.1 million, or 43.2%, from $2.6 million during the same quarter last year.

On the Restructuring Date, the $100.0 million in aggregate principal amount outstanding on the New Notes was recorded at a fair value of $91.0 million (the average price of the corporate bond trades reported on or around the Restructuring Date), with the $9.0 million in original issue discount ("OID") being accreted as additional interest expense over the four and one-half year term of the New Notes.

The table below summarizes the components (*cash and non-cash) of our cancellation of debt income ("COD" income) during the first quarter of 2010: (Dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Other costs
Debt restructuring costs-2010*	(585)
Write-off of deferred loan costs	(3,121)
(3,706)

Cancellation of debt income	$219,199

During the first quarter of 2010, we incurred $0.6 million in legal and consultant costs directly related to the restructuring of our then-senior creditors and of certain of the holders of the Original Notes ("Debt Restructuring Costs").

On the Effective Date of the Restructuring, we wrote-off $3.1 million in unamortized deferred loan costs associated with the Original Notes.

Interest and loan amortization expense is summarized in the table below: (Dollars in thousands)

	Three months ended March 31,
	2011	2010

Original Notes
Stated interest @ 7.0%	$-	$3,249
Default Interest @ 1% compounded	-	910
	-	4,159

New Notes
Stated interest @ 10.0%	2,098	833
Accretion of original issue discount	933	149
	3,031	982

Credit Agreement
Tranche A	-	501
Tranche B (PIK)	-	263
Tranche C (PIK)	-	914
	-	1,678

Other, net	2	221
Total interest expense	3,033	7,040
Loan amortization	113	145
Interest and loan amortization expense	$3,146	$7,185

Our loss before taxes was $1.7 million during the first quarter of 2011, compared to income before taxes of $214.6 million during the first quarter of 2010. Excluding the $219.2 million in COD income, our loss before taxes was $4.6 million during the first quarter of 2010.

For the first quarter of 2011 and 2010, our income tax (benefit) provision was $(0.6) million and $9.6 million, respectively.

Our net loss was $1.2 million during the first quarter of 2011, compared to net income of $205.1 million during same quarter last year.

Results of operations for the three months ended March 31, 2011 compared to March 31, 2010

Net operating revenue. The table below presents the total net operating revenue for the three-month periods ended March 31, 2011 and 2010: (Dollars in thousands)

	Three months ended March 31,		Percentage change
	2011	2010	2011 vs. 2010
Net operating revenues
Advertising
Retail	$21,722	$24,231	(10.4%)
National	2,621	3,178	(17.5%)
Classified	13,046	14,133	(7.7%)
Total advertising revenues	37,389	41,542	(10.0%)
Circulation	15,340	15,795	(2.9%)
Other	2,187	2,128	2.8%
Total net operating revenues	$54,916	$59,465	(7.6%)

Advertising revenue. Advertising revenue was $37.4 million, a decrease of $4.1 million, or 10.0%, from $41.5 million during the first quarter of 2010.

Print and online advertising revenue totaled $26.2 million, down $3.1 million, or 10.8%, from $29.3 million during the same quarter last year. Compared to the first quarter of 2010, total online page-views were 165.6 million, down 3.4 million, or 2.0%, and unique online visitors were 19.8 million, up 2.9 million, or 16.9%, reflecting our customers’ migration to the Internet platform.

In addition, insert advertising revenue was $9.2 million, down $0.9 million, or 8.8%, from $10.1 million in the first quarter of 2010 and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.1 million, down $0.1 million, or 5.2%, from $2.2 million last year.

Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Compared to the first quarter of 2010, advertising revenue from our daily newspapers was down $3.9 million, or 10.7%.

Our existing Florida newspapers and publications, which account for 31.6% of our total advertising revenues, contributed 40.0% of our entire net decline in advertising revenue.

Advertising revenue from Jacksonville was down $1.3 million, or 11.9%, and St. Augustine was down $0.3 million, or 18.2%.

Augusta was down $0.4 million, or 8.6%, Savannah was down $0.7 million, or 17.1%, Lubbock was down $0.3 million, or 7.7%, Topeka was down $0.2 million, or 7.3%, Athens was down $0.2 million, or 13.5%, and Amarillo was down $0.3 million, or 8.5%. Our five other daily newspapers were, together, down $0.2 million, or 6.0%.

Our non-daily publications were down $0.2 million, or 3.9%, primarily due to significant declines from Skirt! magazines and the Jacksonville Sun publications.

Retail advertising revenue:

Retail advertising revenue was $21.7 million, down $2.5 million, or 10.4%, from $24.2 million the prior year, with significant declines from our seven largest daily newspapers.

Insert retail advertising revenue was $8.3 million, down $0.7 million, or 7.5%, from $9.0 million, while print and online retail advertising revenue was $11.5 million, down $1.7 million, or 13.1%, from $13.2 million during 2010. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.9 million, down $0.1 million, or 5.4%, from $2.0 million in 2010.

Classified advertising revenue:

Total classified advertising revenue was $13.1 million, down $1.0 million, or 7.7%, from $14.1 million in 2010.

Jacksonville was down $0.4 million, or 12.4%; and Savannah was down $0.3 million, or 18.2%, with both dailies having significant declines in real estate, automotive and employment.

National advertising revenue:

Total national advertising revenue was $2.6 million, down $0.6 million, or 17.5%, from $3.2 million during 2010, with Jacksonville contributing 82.3% of the net decrease.

Circulation revenue. Circulation revenue was $15.3 million, down $0.5 million, or 2.9%, from $15.8 million during 2010, with the price increases in many of our markets being offset by the decrease in circulation volume.

Average daily and Sunday circulation volume, excluding the newspapers in education ("NIE") editions, was down 8.0% and 5.0%, respectively, with Jacksonville contributing about 33% of the weekly circulation decline. During 2010, we converted most of our NIE print editions to lower priced electronic editions, resulting in a significant increase in NIE circulation volume.

Other revenue. Other income was $2.2 million, unchanged from the first quarter of 2010.

Net operating expenses. The table below presents the total operating expenses for the three-month periods ended March 31, 2011 and 2010: (Dollars in thousands)

	Three months ended March 31,		Percentage change
	2011	2010	2011 vs. 2010
Operating expenses

Labor and employee benefits	$22,473	$24,960	(10.0%)
Newsprint, ink and supplements	5,800	5,482	5.8%
Other operating costs	23,018	23,903	(3.7%)
Depreciation and amortization	2,153	2,530	(14.9%)
Total operating expenses	$53,444	$56,875	(6.0%)

Labor and employee benefits. Total labor and employee benefit costs, including severance payments, were $22.5 million, down $2.5 million, or 10.0%, from $25.0 million during 2010, with these costs being favorably impacted by reductions in head count.

Compared to 2010, our salaries and wages totaled $16.4 million, down $1.1 million, or 6.4%, from $17.5 million, and our average FTEs for 2011 were down 177, or 8.6%. Our average pay rate was up 2.4% from 2010.

Commissions and bonuses were $2.3 million, down $1.1 million, or 32.3%, from $3.4 million during 2010, primarily due to the decline in advertising revenues.

Employee medical insurance cost was $1.9 million, unchanged from the first quarter of 2010.

Payroll tax expense and other employee costs totaled $1.9 million, down $0.3 million, or 10.7%, from $2.2 million during 2010.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $5.8 million, up $0.3 million, or 5.8%, from $5.5 million during 2010.

Compared to 2010, total newsprint expense was $5.1 million, up $0.3 million, or 6.5%, from $4.8 million, with a 17.4% increase in the average cost per ton of newsprint and a 10.9% decrease in newsprint consumption.

Supplements and ink expense totaled $0.7 million, unchanged from the first quarter of 2010.

Other operating costs. Other operating costs were $23.0 million, down $0.9 million, or 3.7%, from $23.9 million in 2010.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $5.3 million, up $1.0 million, or 24.7%, from $4.2 million in 2010. Prior to March 1, 2010, the fees were based on 6.5% of total net operating revenues. Since March 1, 2010, the fees were based upon an allocation of the actual amount of costs of providing the services, with the fees not to exceed $22.0 million in any calendar year.

Depreciation and amortization. Depreciation and amortization expense was $2.1 million, down $0.4 million, or 15.3%, from $2.5 million in 2010.

Depreciation expense was $2.0 million, down $0.4 million, or 12.5%, from $2.4 million in 2010. Amortization expense was $0.1 million, down $0.1 million, or 55.0%, from $0.2 million in 2010.

Liquidity and capital resources

Our unrestricted cash balance was $5.1 million at March 31, 2011, compared with $2.6 million at December 31, 2010.

At March 31, 2011, our sources of liquidity were the cash flow generated from operations, our cash balances and a $10.0 million senior secured Working Capital Facility (as described below). Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital and the quarterly interest payments and any required monthly Excess Free Cash Flow redemptions on the New Notes.

As permitted by the New Indenture, we intend to maintain a $10.0 million senior secured Working Capital Facility for the foreseeable future. During May 2011, the maturity of our Working Capital Facility was extended an addtional twelve months from May 2011 to May 2012. Going forward, we intend to continue to renew or replace this Working Capital Facility from time to time. If at any time we do not have a Working Capital Facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

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

Operating activities. Net cash provided by operations was $10.2 million for the first three months of 2011, down $0.4 million from $10.6 million for the same period in 2010.

Excluding current maturities of long-term debt, current assets were $34.0 million and current liabilities were $26.5 million as of March 31, 2011 compared to current assets of $36.7 million and current liabilities of $23.1 million as of December 31, 2010.

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement, effective upon the consummation of the Restructuring, changing the fees payable by Morris Publishing to an allocation of the actual amount of costs of providing the services, with the fees not to exceed $22.0 million in any calendar year.

Investment activities. Net cash used in investing activities was $0.2 million for the first three months of 2011, compared to $0.2 million used in investing activities for the first three months of 2010.

For the first three months in 2011 and 2010, we spent $0.2 million and $0.3 million on property, plant and equipment, respectively. We anticipate our total capital expenditures to range from $2.0 million to $3.0 million during 2011.

Financing activities. Net cash used in financing activities was $7.5 million for the first three months of 2011, compared to $21.3 million used in financing activities ($19.7 million of which was used to repay our Tranche A senior secured indebtedness) for the same period in 2010.

Restructuring and Refinancing

During 2008 and 2009, our operations were adversely affected by the general deterioration in the publishing and newspaper industries, particularly through the continuing severe decline in advertising revenue in this recession and the permanent loss to other media within various categories. As a result, we faced constraints on our liquidity during this period, including our ability to service the principal amount of combined indebtedness owed to our secured lenders under the credit agreements and to the holders of the Original Notes with no realistic ability to obtain the necessary additional funds in the capital markets. On March 1, 2010, we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court.

The Restructuring consisting of the following transactions:

The claims of the holders of the Original Notes, in an aggregate principal amount of $278.5 million, plus $35.4 million in accrued interest, were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of New Notes. Based upon trading activity in the New Notes, the fair value of the New Notes was $91.0 million at issuance. Therefore, we recorded the New Notes as indebtedness of $91.0 million, with $9.0 million of OID to be accreted as additional interest over the life of the New Notes.

The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing of $87.2 million and settled $24.9 million of intercompany indebtedness to us, resulting in the cancellation of $112.1 million (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

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

We were required to use part of our available cash after the repayment of the Tranche A senior secured debt to redeem $3.2 million of the aggregate stated principal amounts outstanding on the New Notes and repay $0.2 million on the amount outstanding on the Tranche B term loan.

Under the New Indenture, we were permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Credit Agreement.

During the second quarter of 2010, in connection with, and immediately prior to entering into a working capital facility, we repaid the Tranche B term loan under the Credit Agreement in the amount of $6.8 million (plus accrued PIK interest) with $7.1 million of Refinancing Indebtedness from CB&T, a division of Synovus Bank (the "Bank") and we entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10.0 million (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance. We were required to use part of our available cash upon entering into the Working Capital Facility to redeem $1.8 million of the aggregate stated principal amounts outstanding on the New Notes.

In addition, we are required by the New Indenture to use our monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes.

During 2010 and the first three months of 2011, we redeemed an additional $8.5 million and $7.5 million, respectively, in aggregate stated principal amounts outstanding on the New Notes from our Excess Free Cash Flows. Subsequent to March 31, 2011, we redeemed a total of $0.6 million in face amount of aggregate stated principal amounts outstanding on the New Notes as a result of the March 2011 Excess Free Cash Flow. The total amount outstanding on the New Notes at April 30, 2011 was $78.4 million of stated principal.

Debt Transactions Summary—The following table summarizes the above (cash* and non-cash) transactions and reflects our total outstanding debt on March 31, 2011, December 31, 2010 and December 31, 2009: (dollars in thousands)

Long-term debt	Outstanding as of 12/31/2009	Additional Accrued Interest-Non-Cash	Repayments or Settlement		Non-cash Capital Contribution to Morris Publishing	Non-cash Cancellation of Original Notes	New Notes and Original Issue Discount		Outstanding on New Notes at End of Periods

Credit Agreement
Tranche A	$19,700	$-	$(19,700	) *	$-	$-	$-		$-
Tranche B	7,021	339	(7,360	) *	-	-	-		-
Tranche C	111,192	914	(24,862)		(87,244)	-	-		-
	137,913	1,253	(51,922)		(87,244)	-	-		-
Original Indenture
Original Notes	278,478	-	-		-	(278,478)	-		-
Accrued interest	31,268	4,159	-		-	(35,427)	-		-
	309,746	4,159	-		-	(313,905)	-		-
New Indenture
Issuance of New Notes on Restructuring Date	-	-	-		-	-	100,000		100,000
Original issue discount at the Restructuring Date	-	-	-		-	-	(9,000)		(9,000)
Accretion of OID-3/1/2010 through 12/31/2010	-	-	-		-	-	2,607		2,607
Redemptions-3/1/2010 through 12/31/2010	-	-	-		-	-	(13,492	) *	(13,492)
Outstanding at 12/31/2010	-						80,115		80,115
Accretion of OID-1/1/2011 through 3/31/2011	-	-	-		-	-	933		933
Redemptions-1/1/2011 through 3/31/2011	-	-	-		-	-	(7,496	) *	(7,496)
Outstanding at 3/31/2011	-	-	-		-	-	73,552		73,552

Totals	$447,659	$5,412	$(51,922)		$(87,244)	$(313,905)	$73,552		$73,552

Period Summary

Total Debt—At March 31, 2011, our total debt was $73.6 million ($79.0 million in aggregate principal outstanding on the New Notes less $5.4 million of OID). At December 31, 2010, our total debt was $80.1 million ($86.5 million in aggregate principal outstanding on the New Notes less $6.4 million of OID).

The average interest rate on our total aggregate principal amount of debt outstanding, excluding effective rate of the original issue discount ("OID") on the New Notes, was 10% at March 31, 2011 and December 31, 2010.

The current maturities of long-term debt as of March 31, 2011 and December 31, 2010 totaled $13.0 million and $13.0 million, respectively. The current maturities of long-term debt reflect our estimate of required redemptions of New Notes utilizing Excess Free Cash Flows within the following twelve-month period.

New Note Summary—The table below summarizes our redemptions of aggregate stated principal outstanding on the New Notes utilizing our monthly Excess Free Cash Flows: (dollars in thousands)

	Beginning Stated Principal Outstanding	State Principal Redeemed	Stated Interest Expense Paid	Ending Stated Principal Outstanding	Payment Due Date

Total redeemed/paid-2010	$100,000	$13,492	$5,595	$86,508

Quarterly interest payment-fourth quarter of 2010	86,508	-	2,163	86,508	1/3/11
Excess Free Cash Flow-December 2010	86,508	-	-	86,508	1/21/11
Excess Free Cash Flow-January 2011	86,508	4,269	55	82,239	2/16/11
Excess Free Cash Flow-February 2011	82,239	3,227	68	79,012	3/16/11
Total-First Quarter of 2011		7,496	2,286

Quarterly interest payment	79,012	-	1,975	79,012	4/1/11
Excess Free Cash Flow-March 2011	$79,012	578	4	$78,434	4/21/11
Total-to date		$21,566	$9,860

During the first quarter of 2010, we deferred $0.6 million in loan costs related to the issuance of the New Notes and are amortizing those costs over the four and one-half year maturity of the New Notes. During the first three months of 2011, loan amortization expense related to these costs totaled $0.1 million.

Working Capital Facility Summary—There were no borrowings against the Working Capital Facility during the first quarter of 2011.

During the second quarter of 2010, we deferred the $0.5 million in debt issuance costs associated with the loan and is amortizing these costs ratably through May 15, 2011, the original maturity date of the Working Capital Facility. During the first three months of 2011, loan amortization expense related to these costs totaled $0.2 million.

Credit Agreement Summary—The interest rates on the Tranche A, Tranche B and Tranche C term loans under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans was PIK.

At March 31, 2010, the $7.3 million outstanding on the Tranche B term loan includes accrued PIK interest of $0.5 million.

New Indenture

On March 1, 2010, the Effective Date of the Restructuring, we entered into the New Indenture with respect to the New Notes.

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010 and payable in cash quarterly. The New Notes mature on October 1, 2014.

The New Notes are secured by a lien on substantially all of our assets. The New Notes, and the liens securing the New Notes, will be subordinated to any of our senior debt, which included the Refinancing Indebtedness and includes the Working Capital Facility.

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

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At March 31, 2011, we were in compliance with all financial covenants under the New Indenture.

In addition, the holders of the New Notes, as permitted by the New Indenture, appointed an observer to our Board of Directors and each of our subsidiaries.

Credit Agreement

On October 15, 2009, the Original Credit Agreement was amended and restated under the Credit Agreement, as a condition precedent to the Restructuring. The amendment and restatement immediately followed the acquisition by Tranche Holdings, LLC, a third party in which our affiliates held a transitory interest, of all outstanding loans under the Original Credit Agreement and the conversion of the entire $136.5 million principal amount outstanding under the Original Credit Agreement into the three tranches of term loans (the "Senior Refinancing Transaction"):

·	Tranche A - $19.7 million;
·	Tranche B - $6.8 million; and
·	Tranche C - $110.0 million

The entire Tranche B term loan was acquired by our affiliate, MPG Revolver Holdings, LLC ("MPG Revolver"), and the entire Tranche C term loan was acquired by Morris Communications and MPG Revolver, after which our affiliates no longer had an interest in Tranche Holdings, LLC. The parties to the Credit Agreement were (1) Morris Publishing as borrower, (2) Morris Communications, as guarantor, (3) Tranche Manager, LLC as administrative agent, and (4) Tranche Holdings, LLC, MPG Revolver, and Morris Communications as lenders.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction.

Prior to the Effective Date, all three tranches of debt under the Credit Agreement remained senior to the Original Notes. Pursuant to the Escrow Agreement, MPG Revolver and Morris Communications deposited the Tranche C term loan, which had an aggregate principal amount of $110.0 million plus accrued PIK interest, into an escrow account for cancellation upon the consummation of the Restructuring.

Pursuant to the Escrow Agreement, upon the Restructuring, the relevant Morris Publishing affiliates agreed to cancel the Tranche C term loan which had an aggregate principal amount of $110.0 million plus accrued PIK interest in settlement of intercompany indebtedness having an aggregate principal amount of approximately $24.5 million, plus accrued and unpaid interest from September 30, 2009 until the date on which the Restructuring was consummated, to Morris Publishing and as a contribution to capital of approximately $85.5 million plus the amount of any PIK interest that accrued on the Tranche C term loan since the date of the Credit Agreement.

The Credit Agreement contained various representations, warranties and covenants generally consistent with the Original Credit Agreement. Financial covenants in the Credit Agreement required us to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. The financial covenants were to be calculated as if the Restructuring had been completed. Prior to and on the Effective Date, we were in compliance with all financial covenants (as amended on October 15, 2009) under the Credit Agreement.

The loans under the Credit Agreement continued to be guaranteed by all of our subsidiaries, as well as Morris Communications and all of its wholly-owned, domestic subsidiaries, and secured by substantially all of the assets of such guarantors and Morris Publishing.

The Tranche B term loan remaining after the Restructuring ranked pari passu with the New Notes and ceased to be secured by the liens securing the Credit Agreement, and shared in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, we were permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with Morris Publishing at an annual interest rate no greater than LIBOR plus 970 basis points. Such refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B term loan, would be senior to the New Notes and secured by a first lien on substantially all of our assets.

Working Capital Facility—The parties to the Working Capital Facility are Morris Publishing, as borrower, all of our subsidiaries and our parent, as guarantors, and the Bank. Interest will accrue on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%.

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

On May 13, 2011, we reached an agreement with the Bank to extend the $10.0 million Working Capital Facility to May 15, 2012, with no other changes to the provisions to the agreement.

While the Working Capital Facility currently expires in May 2012, we are permitted by the New Indenture to either renew or replace the Working Capital Facility. If at any time we do not have a working capital facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

Intercompany loan receivable permitted under the Original Indenture

At December 31, 2009, Morris Communications owed us $25.0 million, including accumulated interest on the intercompany loan.

During 2010, we reported the $0.1 million in accrued loan receivable interest as contra equity (unrecognized interest). The average annual interest rate in 2010 was 3.3% on an average gross loan balance of $25.5 million.

As part of the Restructuring, the reduction of our bondholder debt was accompanied by the cancellation of $110.0 million in aggregate principal amount, plus accrued PIK interest, of our Tranche C term loan outstanding under the Credit Agreement, as a repayment of intercompany indebtedness of $24.5 million plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, the effective date of the Restructuring, Morris Communications settled $24.9 million of the intercompany loan receivable, with the unrecognized accumulated accrued interest being canceled, in effect, as a capital contribution. On March 1, 2010, the $1.1 million remaining balance on the intercompany loan was reclassified to a non-interest bearing receivable.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrant's market risk position from the information provided in our annual report dated December 31, 2010 filed with the Securities and Exchange Commission on Form 10-K.

We are not exposed to the impact of interest rate fluctuations since all of our outstanding debt is at a fixed rate.

To estimate the fair value of the $79.0 million outstanding principal amount of Floating Rate Secured Notes due 2014, dated as of March 1, 2011 (the "New Notes"), we used the average price of the corporate bond trades reported on or around March 31, 2011. At March 31, 2011, the fair value of the New Notes was approximately $75.8 million.

ITEM 4. CONTROLS AND PROCEDURES

In light of the restatement of our financial statements as described in Notes 10 and 11 to our Consolidated Financial Statements in Item 8 of the Form 10-K as of and for the year ended December 31, 2010 ("2010 Form 10-K"), the management of Morris Publishing concluded that there had been a material weakness in the operational effectiveness of controls in the area of accounting for complex transactions. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Prior to filing the 2010 Form 10-K and subsequent to December 31, 2010, we identified the areas of ineffectiveness within our internal controls which had led to the improper accounting treatment of transactions related to debt modification and the collection on a note receivable resulting from the sale of discontinued operations. As a result of our findings, we implemented additional internal control procedures during this period, one procedure specifically providing for a timelier and more in depth review of complex transactions, if any, for which management has identified areas of uncertainty or differing interpretations in the process of preparing or reviewing the financial statements. We have also implemented guidelines for the enhanced documentation of our interpretation of the related guidance for accounting for these complex transactions and the basis for our conclusions. In addition, we are required to present significant estimates, if any, to the Audit Committee.

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Other than the implementation of the procedures described above, there have not been any changes in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as other risks and factors identified from time to time in other SEC filings.

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

MORRIS PUBLISHING GROUP, LLC

Date: May 13, 2011	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial and Accounting Officer)