Form 10-Q
period 2011-06-30
MORRIS PUBLISHING GROUP LLC
filed 2011-08-15
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

(706) 724-0851
(Registrant's Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

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

MORRIS PUBLISHING GROUP, LLC
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

-iii-

Part I

Morris Publishing Group, LLC and Subsidiaries

Unaudited condensed consolidated balance sheets
(Dollars in thousands)	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,231	$2,636
Accounts receivable, net of allowance for doubtful accounts of $1,544 and $1,763 at June 30, 2011 and December 31, 2010, respectively	19,772	26,251
Inventories	2,565	2,160
Deferred income taxes, net	996	669
Income tax receivable	2,778	2,062
Assets held for sale	1,952	1,952
Prepaid and other current assets	1,354	953
Total current assets	34,648	36,683
NET PROPERTY AND EQUIPMENT	83,047	85,754
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,724 and $3,573 at June 30, 2011 and December 31, 2010, respectively	5,796	5,946
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $720 and $472 at June 30, 2011 and December 31, 2010, respectively	2,583	2,684
Total other assets	8,379	8,630
Total assets	$126,074	$131,067
LIABILITIES AND MEMBER'S INTEREST IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$5,544	$4,218
Current maturities of long-term debt	10,000	13,000
Accrued interest expense	1,954	2,163
Due to Morris Communications	1,735	211
Deferred revenues	11,729	12,135
Accrued employee costs	4,493	3,083
Other accrued liabilities	2,429	1,292
Total current liabilities	37,884	36,102
LONG-TERM DEBT, less current portion and original issue discount	63,093	67,115
DEFERRED INCOME TAXES, net	22,348	22,632
OTHER LONG-TERM LIABILITIES	2,588	2,668
Total liabilities	125,913	128,517
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S INTEREST IN ASSETS
Member's surplus	161	2,550
Total member's interest in assets	161	2,550
Total liabilities and member's interest in assets	$126,074	$131,067

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Unaudited condensed consolidated statements of (loss) income

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
		(Restated, See Note 2)		(Restated, See Note 2)

NET OPERATING REVENUES:
Advertising	$38,239	$43,314	$75,628	$84,856
Circulation	14,969	15,338	30,309	31,133
Other	2,511	1,702	4,698	3,830
Total net operating revenues	55,719	60,354	110,635	119,819
OPERATING EXPENSES:
Labor and employee benefits	23,173	23,918	45,646	48,878
Newsprint, ink and supplements	5,611	6,691	11,411	12,173
Other operating costs (excluding depreciation and amortization)	24,060	23,922	47,078	47,825
Depreciation and amortization expense	2,093	2,332	4,246	4,862
Total operating expenses	54,937	56,863	108,381	113,738
OPERATING INCOME	782	3,491	2,254	6,081
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	2,561	3,584	5,707	10,769
Expense (income) from cancellation of debt	-	1,035	-	(218,164)
Interest income	-	-	(1)	(2)
Other, net	(87)	(38)	(37)	(69)
Total other expense (income), net	2,474	4,581	5,669	(207,466)
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(1,692)	(1,090)	(3,415)	213,547
INCOME TAX (BENEFIT) PROVISION	(453)	(936)	(1,026)	8,632
NET (LOSS) INCOME	$(1,239)	$(154)	$(2,389)	$204,915

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Unaudited condensed consolidated statements of cash flows

Six months ended June 30,

(Dollars in thousands)	2011	2010
		As Restated, (See Note 2)
OPERATING ACTIVITIES:
Net (loss) income	$(2,389)	$204,915
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cancellation of debt	-	(222,905)
Depreciation and amortization	4,246	4,862
Write-off of deferred loan costs	-	3,121
Amortization of debt issuance costs	248	221
Accretion of original issue discount	1,375	1,162
Bad debt recovery	(25)	(179)
Loss (gain) on sale of fixed assets, net	66	(29)
Deferred income taxes	(611)	(2,102)
Changes in assets and liabilities
Accounts receivable	6,504	6,648
Inventories	(405)	(27)
Prepaids and other current assets	(401)	(10)
Other assets	(148)	(2,445)
Accounts payable	1,326	(331)
Income taxes receivable	(716)	(326)
Accrued employee costs	1,410	2,358
Accrued interest expense	(209)	7,762
Due to Morris Communications	1,524	(26)
Deferred revenues and other liabilities	731	1,070
Income taxes payable	-	13,012
Other long-term liabilities	(80)	(38)
Net cash provided by operating activities	12,446	16,713
INVESTING ACTIVITIES:
Capital expenditures	(1,471)	(456)
Net proceeds from sale of property and equipment	17	71
Net cash used in investing activities	(1,454)	(385)
FINANCING ACTIVITIES:
Redemption of New Notes	(8,397)	(5,987)
Repayment of Tranche A term loan-Original Credit Agreement	-	(19,700)
Repayments on Tranche B term loan-Original Credit Agreement	-	(7,360)
Proceeds from Refinancing Indebtedness	-	7,126
Repayment of Refinancing Indebtedness	-	(7,126)
Repayment of Working Capital Facility	(2,000)	(1,703)
Proceeds from Working Capital Facility	2,000	1,703
Payment of debt issuance costs	-	(1,046)
Advances on loan receivable from Morris Communications	-	(1,000)
Net cash used in financing activities	(8,397)	(35,093)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,595	(18,765)
CASH AND CASH EQUIVALENTS, beginning of period	2,636	25,638
CASH AND CASH EQUIVALENTS, end of period	$5,231	$6,873

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$4,294	$1,069
Income taxes paid (refund)	300	(2,252)

See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of Morris Publishing Group, LLC and subsidiaries ("Morris Publishing", "Company") for the three-month and six-month periods ended June 30, 2011. All such adjustments are of a normal recurring nature. Results of operations for the three-month and six-month interim periods in 2011 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2010 and 2009 and for each of three years ended December 31, 2010.

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

Extinguishment of debt and original issue discount—During 2008 and 2009, the Company faced constraints on its liquidity, including its ability to service the principal amount of combined indebtedness owed to its secured lenders under the credit agreements and to the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes") with no realistic ability to obtain the necessary additional funds in the capital markets.

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

Notes due 2014 (the “New Notes”), were recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding of New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is original issue discount ("OID") and is accreted over the term of the New Notes.

Fair value of financial instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of June 30, 2011. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at June 30, 2011, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. To estimate the fair value of the $78,111 aggregate stated principal amount outstanding of New Notes, the Company used the average price of the corporate bond trades reported during the three month period ended June 30, 2011. At June 30, 2011, the fair value of the New Notes was approximately $76,500.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1,268 and $1,314 higher at June 30, 2011 and December 31, 2010, respectively, had the first in, first out method been used for all inventories.

The Company also experienced LIFO liquidations based on permanent decreased levels in its inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $101 and $158 for the three and six-month periods ended June 30, 2010, respectively. There were no LIFO liquidations for the three and six-month periods ended June 30, 2011.

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

Under accounting guidance for debt extinguishment, the income from the cancellation of debt ("COD" income) on the Restructuring was calculated utilizing the fair value of the New Notes as the total indebtedness. In effect, the COD income was increased by $54,000 (the elimination of the $45,000 of Future Interest Indebtedness plus the $9,000 in OID) over the amount previously recorded on the Effective Date.

Under accounting guidance for debt extinguishment, the Company should have recorded interest on the New Notes, as well as accretion of the OID, as interest expense. Following guidance for troubled debt restructuring, the Company had recorded the interest on the New Notes during the first, second and third quarters of 2010 as a reduction of Future Interest Indebtedness, rather than interest expense, in error.

In addition, the Company should have deferred the $593 in loan costs directly associated with the issuance of the New Notes during the first quarter of 2010 and amortized these costs over the term of the New Notes. Following the guidance for troubled debt restructuring, the Company had recorded these loan costs within the legal and consultant costs directly related to the Restructuring ("Debt Restructuring Costs"), a direct offset to COD income during the first quarter of 2010.

The table below reflects the impact of the restatement of the Company's quarterly unaudited condensed consolidated statement of operations filed on Form 10-Q for the three-month period ended June 30, 2010:

Statement of Operations-Affected Line Items	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$3,491	$-	$3,491

Other (income) expense
Interest expense and debt amortization costs	154	3,430	3,584
Cancellation of debt (income) expense	(1,543)	2,578	1,035
Other income, net	(38)	-	(38)
Total other (income) expense, net	(1,427)	6,008	4,581

Income (loss) before income taxes	4,918	(6,008)	(1,090)
Provision for (benefit from) income taxes	2,290	(3,226)	(936)
Net income (loss)	$2,628	$(2,782)	$(154)

The table below reflects the impact of the restatement of the Company's quarterly unaudited condensed consolidated statement of operations filed on Form 10-Q for the six-month period ended June 30, 2010:

Statement of Operations-Affected Line Items	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$6,081	$-	$6,081

Other (income) expense
Interest expense and debt amortization costs	6,357	4,412	10,769
Cancellation of debt income	(166,149)	(52,015)	(218,164)
Interest income	(2)	-	(2)
Other income, net	(69)	-	(69)
Total other income, net	(159,863)	(47,603)	(207,466)

Income before income taxes	165,944	47,603	213,547
(Benefit from) provision for income taxes	(8,156)	16,788	8,632
Net income	$174,100	$30,815	$204,915

Furthermore, the Company reclassified bad debt expense within net cash provided by operating activities for the first six months of 2010 to properly reflect the amount as an adjustment to reconcile net income to cash provided by operating activities rather than as a change in accounts receivable. The amount of this reclassification was $179 for the six-month period ended June 30, 2010.

The table below reflects the impact of the restatement of the Company's quarterly unaudited condensed consolidated cash flow filed on Form 10-Q for the six-month period ended June 30, 2010:

Statements of Cash Flow-Affected Line Items	Amounts as Previously Reported	Adjustments	Restated Amounts

OPERATING ACTIVITIES:
Net income	$174,100	$30,815	$204,915
Adjustments to reconcile net income to cash provided by operating activities:
Cancellation of debt	(171,483)	(51,422)	(222,905)
Accretion of original issue discount	-	1,162	1,162
Bad debt recovery	-	(179)	(179)
Deferred income taxes	(18,890)	16,788	(2,102)
Changes in assets and liabilities:
Accounts receivable	6,469	179	6,648
Accrued interest expense	5,412	2,350	7,762
Net cash provided by operating activities	17,020	(307)	16,713

FINANCING ACTIVITIES:
Cash interest payments on New Notes	(900)	900	-
Payment of debt issuance costs	(453)	(593)	(1,046)
Net cash used in financing activities	(35,400)	307	(35,093)

3.	Transactions with Parent and Affiliates

Management, Technology and Shared Services Fees—The Company receives certain services from, and has entered into certain transactions with Morris Communications. The management fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services. The technology and shared services fee compensates Morris Communications for technology and shared services.

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

The management fee totaled $2,224 and $2,230 for the three-month periods ended June 30, 2011 and 2010, respectively, and $4,447 and $4,619 for the six-month periods ended June 30, 2011 and 2010, respectively. The technology and shared services fee paid to Morris Communications totaled $2,943 and $3,195 for the three-month periods ended June 30, 2011 and 2010, respectively, and $5,977 and $5,021 for the six-month periods ended June 30, 2011 and 2010, respectively. The Company has recorded the management fee and technology and shared services fee within other operating costs in the accompanying consolidated financial statements.

On July 7, 2011, Morris Publishing entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC, a Delaware limited liability company (“NIIT Media”), where NIIT Media will provide services to Morris Publishing that relate to, among other things, technology, back office and shared services, and advertisement production. Many of the services to be provided by NIIT Media have historically been performed by Morris Publishing’s affiliate, MStar Solutions, LLC (“MStar”), under the Management and Services Agreement with Morris Communications and MStar (the "Morris Communications Services Agreement").

MStar contributed substantially all of its assets to NIIT Media in return for a minority membership interest in NIIT Media. Morris Communications will also receive similar services from NIIT Media under the NIIT MSA.

On July 7, 2011, Morris Publishing, Morris Communications and MStar entered into the Fifth Amendment to Management and Services Agreement to suspend the services provided by Morris Communications or MStar to the Company to coincide with the provision of such services by NIIT Media. See Note 9.

Due to Morris Communications—Due to Morris Communications represents a net short-term payable that resulted from operating activities between the Company and its affiliate or parent. On the Effective Date of the Restructuring, the $1,138 which remained outstanding on the intercompany loan receivable from Morris Communications was satisfied through an offset against the amount due to Morris Communications.

Health and Disability Plan—The Company participates in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense, allocated to the
Company based on the total headcount, was $2,235 and $1,987 for the three-month periods ended June 30, 2011 and 2010, respectively, and $4,133 and $3,923 for the six-month periods ended June 30, 2011 and 2010, respectively.

The Company was also allocated its portion of Morris Communications’ health and disability obligation. The amounts allocated to the Company, based on total headcount, were $1,229 and $1,243 as of June 30, 2011 and December 31, 2010, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense—The Company has participated in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Questo, Inc. ("Questo"), through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $366 and $496 for the three-month periods ended June 30, 2011 and 2010, respectively, and $657 and $814 for the six-month periods ended June 30, 2011 and 2010, respectively.

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

In January 2010, the FASB issued Accounting Standards Update 2010-6, "Improving Disclosures about Fair Value Measurements" which discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Revenue Recognition—Multiple Deliverable Revenue Arrangements," which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance is effective for fiscal years beginning on or after September 15, 2010, and applies to the Company's 2011 financial statements. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for a deliverable in a multiple element in an arrangement cannot be determined; a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing of when revenue is recognized. The adoption of the new guidance did not have a material impact to the Company's financial position, results of operations or cash flows.

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

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore the Company performed impairment tests on these long-lived assets as of December 31, 2010. The Company's analysis resulted in no impairments of long-lived assets held for future use. Based upon the Company's continued assessment of this area, no impairments were required to be recorded during the six months ended June 30, 2011.

Intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Changes in the carrying amounts of goodwill of the Company for the six months ended June 30, 2011 were as follows:

Goodwill

Gross goodwill	$170,685
Accumulated impairment losses	(170,685)
Balance at December 31, 2010	-
Gross goodwill	170,685
Accumulated impairment losses	(170,685)
Balance at June 30, 2011	$-

Amortization expense of other intangible assets totaled $66 and $25 for the three-month periods ended June 30, 2011 and 2010, respectively, and $151 and $191 for the six-month periods ended June 30, 2011 and 2010, respectively. The remaining expense for the last six months of 2011 and for the four succeeding years for the existing finite-lived intangible assets is estimated as follows:

Amortization Expense
2011	$132
2012	264
2013	254
2014	146
2015	119

Changes in the carrying amounts of other intangibles of the Company for the six months ended June 30, 2011 were as follows:

Other intangible assets

Balance at December 31, 2010	$5,946
Additions	1
Amortization expense	(151)
Balance at June 30, 2011	$5,796

Other finite-lived and indefinite-lived intangible assets at June 30, 2011 and December 31, 2010 were as follows:

	Cost	Accumulated amortization	Net cost

June 30, 2011:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,870	$1,495
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,920	1,495

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	74	12	62
Total indefinite-lived intangible assets	5,105	804	4,301

Total other intangible assets	$9,520	$3,724	$5,796

December 31, 2010:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,719	$1,646
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,769	1,646

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,573	$5,946

6.	Long-Term Debt

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

During the first and second quarter of 2010, the Company incurred $585 and $1,035, respectively, in Debt Restructuring Costs. On the Effective Date, the Company wrote-off $3,121 in unamortized deferred loan costs associated with the Original Notes.

The table below summarizes the components (cash* and non-cash) of the income from the cancellation of debt during the six-month period ended June 30, 2010:

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Other costs
Debt restructuring costs-first six months of 2010*	(1,620)
Write-off of deferred loan costs	(3,121)
(4,741)

Cancellation of debt income	$218,164

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

In addition, the Company is required by the New Indenture to use its monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes; provided, however, that no payment or redemptions are required if Excess Free Cash Flow is less than $250.

During the first six months of 2011 and 2010, the Company redeemed an additional $8,397 and $1,016, respectively, in aggregate stated principal amounts outstanding on the New Notes from its Excess Free Cash Flows. Subsequent to June 30, 2011, the Company redeemed a total of $563 in aggregate stated principal amounts outstanding on the New Notes as a result of the June 2011 Excess Free Cash Flows. The total amount outstanding on the New Notes at July 31, 2011 was $77,548 of stated principal.

Debt Transactions Summary—The following table summarizes the above (cash* and non-cash) transactions and reflects the Company's total outstanding debt on June 30, 2011, December 31, 2010 and December 31, 2009:

Long-term debt	Outstanding as of 12/31/2009	Additional Accrued Interest-Non-Cash	Repayments or Settlement		Non-cash Capital Contribution to Morris Publishing	Non-cash Cancellation of Original Notes	New Notes and Original Issue Discount		Outstanding on New Notes at End of Periods

Credit Agreement
Tranche A	$19,700	$-	$(19,700)	*	$-	$-	$-		$-
Tranche B	7,021	339	(7,360)	*	-	-	-		-
Tranche C	111,192	914	(24,862)		(87,244)	-	-		-
	137,913	1,253	(51,922)		(87,244)	-	-		-
Original Indenture
Original Notes	278,478	-	-		-	(278,478)	-		-
Accrued interest	31,268	4,159	-		-	(35,427)	-		-
	309,746	4,159	-		-	(313,905)	-		-
New Indenture
Issuance of New Notes on Restructuring Date	-	-	-		-	-	100,000		100,000
Original issue discount at the Restructuring Date	-	-	-		-	-	(9,000)		(9,000)
Accretion of OID-3/1/2010 through 12/31/2010	-	-	-		-	-	2,607		2,607
Redemptions-3/1/2010 through 12/31/2010	-	-	-		-	-	(13,492)	*	(13,492)
Outstanding at 12/31/2010	-						80,115		80,115
Accretion of OID-1/1/2011 through 6/30/2011	-	-	-		-	-	1,375		1,375
Redemptions-1/1/2011 through 6/30/2011	-	-	-		-	-	(8,397)	*	(8,397)
Outstanding at 6/30/2011	-	-	-		-	-	73,093		73,093

Totals	$447,659	$5,412	$(51,922)		$(87,244)	$(313,905)	$73,093		$73,093

Period Summary

Total Debt—At June 30, 2011, the Company's total debt was $73,093 ($78,111 in aggregate stated principal outstanding on the New Notes less $5,018 of OID). At December 31, 2010, the Company's total debt was $80,115 ($86,508 in aggregate principal outstanding on the New Notes less $6,393 of OID).

The average interest rate on the Company's total aggregate principal amount of debt outstanding, excluding effective rate of the OID, on the New Notes, was 10% at June 30, 2011 and December 31, 2010.

The current maturities of long-term debt as of June 30, 2011 and December 31, 2010 totaled $10,000 and $13,000, respectively. The current maturities of long-term debt reflect the Company's estimate of required redemptions of New Notes utilizing Excess Free Cash Flow within the following twelve-month period.

New Note Summary—Interest expense on the aggregate stated principal amount outstanding on the New Notes totaled $1,963 and $2,417 for the three-month periods ended June 30, 2011 and June 30, 2010, respectively, and $4,061 and $3,251 for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

The accretion on the original issue discount totaled $442 and $919 during the three-month periods ended June 30, 2011 and June 30, 2010, respectively, and $1,375 and $1,081 during the six-month periods ended June 30, 2011 and June 30, 2010, respectively. The accretion on the original issue discount was recorded as additional interest expense

During the first quarter of 2010, the Company deferred $593 in loan costs related to the issuance of the New Notes and amortized those costs over the four and one-half year maturity of the New Notes.

Original Notes Summary—During the first two months of 2010, interest expense (accrued and unpaid) on the Original Notes totaled $4,159.

Working Capital Facility Summary—There were no outstanding borrowings against the Working Capital Facility at the end of the second quarter of 2011.

During the second quarter of 2010, the Company deferred the $453 in debt issuance costs associated with the loan and amortized these costs ratably through May 15, 2011, the original maturity date of the Working Capital Facility.

On May 13, 2011, the Company entered into an agreement with the Bank extending the maturity of the Working Capital Facility to May 15, 2012 with no other changes to the provisions of the agreement.

Credit Agreement Summary—The interest rates on the Tranche A, Tranche B and Tranche C term loans under the Credit Agreement were 15%, 15%, and 5%, respectively. Interest expense on the Tranche A, B and C term loans totaled $501 (excluding the $300 prepayment penalty), $338 and $914, respectively, during the first six months of 2010. The interest expense on the Tranche B and C term loan was PIK.

Loan Amortization Expense—Loan amortization expense totaled $135 and $75 during the three-month periods ended June 30, 2011 and June 30, 2010, respectively, and $248 and $221 during the six-month periods ended June 30, 2011 and June 30, 2010, respectively.

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

The New Indenture contains various representations, warranties and covenants generally consistent with the Original Indenture, including requirements to provide reports and to file publicly available reports with the United States Securities and Exchange Commission ("SEC") (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures.

In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At June 30, 2011, the Company was in compliance with all financial covenants under the New Indenture.

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

Prior to the Effective Date, all three tranches of debt under the Credit Agreement remained senior to the Original Notes. Pursuant to the "Escrow Agreement", MPG Revolver and Morris Communications deposited the Tranche C term loan, which had an aggregate principal amount of $110,000 plus accrued PIK interest, into an escrow account for cancellation upon the consummation of the Restructuring.

Pursuant to the Escrow Agreement, upon the Restructuring, the relevant Morris Publishing affiliates agreed to cancel the Tranche C term loan which has an aggregate principal amount of $110,000 plus accrued PIK interest in settlement of intercompany indebtedness having an aggregate principal amount of approximately $24,500, plus accrued and unpaid interest from September 30, 2009 until but excluding the date on which the Restructuring is consummated, to Morris Publishing and as a contribution to capital of approximately $85,500 plus the amount of any PIK interest that accrued on the Tranche C term loan after the date of the Credit Agreement.

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

The Tranche B term loan remaining after the Restructuring ranked pari passu with the New Notes and ceased to be secured by the liens securing the Credit Agreement, and shared in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, the Company was permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with the Company at an annual interest rate no greater than LIBOR plus 970 basis points. Such refinanced debt would be senior to the New Notes and secured by a first lien on substantially all of the Company's assets.

Working Capital Facility—The parties to the Working Capital Facility are the Company, as borrower, all of its subsidiaries and its parent, as guarantors, and the Bank.

Interest accrues on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%.

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

The income tax benefit for three-month and six-month periods ended June 30, 2011 totaled $453 and $1,026, respectively. The income tax (benefit) provision for three-month and six-month periods ended June 30, 2010 totaled ($936)and $8,632, respectively.

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

The difference between the effective rate and statutory rate is primarily attributable to state income and franchise taxes and the non-deductibility travel and entertainment expenses.

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

On July 7, 2011, Morris Publishing entered into the NIIT MSA with NIIT Media, where NIIT Media will provide services to Morris Publishing and Morris Communications that relate to, among other things, technology, back office and shared services, and advertisement production. MStar contributed substantially all of its assets to NIIT Media in return for a 40% membership interest in NIIT Media.

Morris Publishing and Morris Communications are each and jointly a “Customer” to the NIIT MSA with NIIT Media being the sole “Provider.”

NIIT Media is controlled by NIIT Technologies, Inc. (“NIIT USA”) by virtue of its 60% membership interest in NIIT Media. NIIT USA is a wholly-owned subsidiary of NIIT Technologies Limited, a global information technology services organization, headquartered in New Delhi, India. NIIT USA may become a party to the NIIT MSA if the Customer elects to have NIIT USA step in as the Provider in the event that NIIT Media dissolves, liquidates or files for bankruptcy.

The NIIT MSA has a term of five years beginning July 7, 2011, and the Customer has the right to renew the agreement for an additional five-year term, subject to renegotiation of the charges in good faith. In addition, the NIIT MSA provides for automatic successive annual renewal terms if neither party chooses to terminate the agreement following the term. As with the renewal option, any annual automatic renewal will be subject to a good faith renegotiation of the charges. The Customer has the right to terminate the NIIT MSA for several reasons, including for convenience and without cause, but if terminated for convenience and without cause, the Customer will have to pay certain termination fees and wind-down costs to NIIT Media.

The “NIIT MSA Services” to be provided are in the areas of technology services (such as asset control, cross-functional services, end user computing, help desk services, network administration, project management office, security administration, server and database management, systems application management and development and data processing), shared services (such as cross functional services, procure-to-pay, record-to-report, order-to-cash, strategic sourcing and category management, fixed assets, hire-to-retire, call center, and circulation) and advertising production (such as ad services, creative services and provider reporting). The parties may add additional new services and projects from time to time upon mutual agreement. The Provider may only perform the services from sites and facilities approved by the Customer, which approval shall not be unreasonably withheld or delayed. The Customer has approved the performance of the NIIT MSA Services from Augusta, Georgia and the National Capital Region of Delhi, India.

The parties have agreed upon a transition plan for the transition and migration of the NIIT MSA Services to the Provider, which will include the migration of certain functions offshore to India. The NIIT MSA also provides for disengagement assistance to transition the NIIT MSA Services back to the Customer following termination of the agreement.

The Provider will commence services on a “Commencement Date”, which will be within 60 days after the July 7, 2011 effective date of the NIIT MSA. Following the first anniversary of the Commencement Date, the NIIT MSA provides for monthly charges to the Customer based on volume and types of services performed and a fee schedule to be agreed upon, provided that, so long as the current level of services required by Morris Communications and Morris Publishing do not change, the combined fees charged to Morris Publishing and Morris Communications will be subject to annual limits ranging from $16,100 to $17,100 during the remainder of the initial five-year term. During the first year following the Commencement Date, all services will be performed at a fixed fee of $19,300, to be allocated between Morris Publishing and Morris Communications based upon services received.

Jointly, Morris Publishing and Morris Communications have agreed to exclusively procure the contemplated services from the Provider, and committed to minimum charge commitments totaling $55,300 over the five years following the Commencement Date, with cumulative annual thresholds that must be met on each anniversary of the Commencement Date.

Morris Publishing and Morris Communications will each be responsible to pay for the NIIT MSA Services provided to or related to their respective businesses (and their subsidiaries). On July 7, 2011, Morris Communications and Morris Publishing entered into a letter agreement (the “Letter Agreement”), acknowledged and accepted by NIIT Media, confirming that Morris Communications agrees to pay to the Provider, and to indemnify Morris Publishing, for any liabilities for NIIT MSA Services, or liabilities related to NIIT MSA Services, provided or attributable to Morris Communications or its subsidiaries or any affiliated entity, other than Morris Publishing and its subsidiaries. Similarly, Morris Publishing agreed to pay for any liabilities for services, or liabilities related to services, provided or attributable to Morris Publishing and its subsidiaries.

The Fourth Amendment to the Morris Communications Services Agreement contains a limit of $22,000 on the payments to be required by Morris Publishing for services under the Morris Communications Services Agreement in any calendar year. In order to maintain the benefit of this limit to Morris Publishing, the Letter Agreement also requires Morris Communications to indemnify Morris Publishing or pay the Provider for services, or liabilities related to services, provided or attributable to the Morris Publishing to the extent that payments for services during any calendar year would otherwise exceed $22,000 for (i) services under the Morris Communications Services Agreement, plus (ii) NIIT MSA Services that were formerly provided under the Morris Communications Services Agreement.

Under the Morris Communications Services Agreement, services were provided to Morris Publishing by both Morris Communications and MStar. Generally, under the NIIT MSA, NIIT Media is expected to provide substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement, but Morris Communications is expected to continue services under the Morris Communications Services Agreement. The Fifth Amendment clarifies that services under the Morris Communications Services Agreement shall be suspended over time in phases to coincide with the provision of such services by NIIT Media under the NIIT MSA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three-month and six-month periods ended June 30, 2011 and 2010 and with our consolidated financial statements as of December 31, 2010 and 2009 and for each of three years in the period ended December 31, 2010, filed on Form 10-K with the United States Securities and Exchange Commission ("SEC").

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the SEC. In addition, information regarding corporate governance at Morris Publishing Group, LLC ("Morris Publishing", "we", "our") and our affiliate, Morris Communications Company, LLC ("Morris Communications"), is also available on this Web site.

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

We believe there have been no significant changes during the six months ended June 30, 2011 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2010 filed on Form 10-K filed with the SEC.

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

Prior to March 1, 2010: The management fee was the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications).The technology and shared services fee was based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to us based upon usage.

March 1, 2010 through September 6, 2011: On January 6, 2010, we entered into the "Fourth Amendment to Management and Services Agreement", effective March 1, 2010, which changed the fees payable by Morris Publishing to an allocation of the actual amount of costs of providing the services, but the fees shall not exceed $22.0 million in any calendar year.

Subsequent to September 6, 2011:

·
Subsequent event: On July 7, 2011, we entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC, a Delaware limited liability company (“NIIT Media”), where NIIT Media will provide services to Morris Publishing and Morris Communications that relate to, among other things, technology, back office and shared services, and advertisement production. Many of the services to be provided by NIIT Media have historically been performed by Morris Publishing’s affiliate and Morris Communications' subsidiary, MStar Solutions, LLC (“MStar”), under the Management and Services Agreement with Morris Communications and MStar (the "Morris Communications Services Agreement"). MStar contributed substantially all of its assets to NIIT Media in return for a 40% membership interest in NIIT Media.

By entering into the NIIT MSA, Morris Publishing expects to reduce its costs of operations and services, while maintaining or improving the quality, function, efficiency and accountability of the services. Morris Communications will also receive similar services from NIIT Media under the NIIT MSA.

Morris Publishing and Morris Communications are each and jointly a “Customer” to the NIIT MSA with NIIT Media being the sole “Provider.”

NIIT Media is controlled by NIIT Technologies, Inc. (“NIIT USA”) by virtue of its 60% membership interest in NIIT Media. NIIT USA is a wholly-owned subsidiary of NIIT Technologies Limited, a global information technology services organization, headquartered in New Delhi, India. NIIT USA may become a party to the NIIT MSA if the Customer elects to have NIIT USA step in as the Provider in the event that NIIT Media dissolves, liquidates or files for bankruptcy.

The NIIT MSA has a term of five years from July 7, 2011, and the Customer has the right to renew the agreement for an additional five-year term, subject to renegotiation of the charges in good faith. In addition, the NIIT MSA provides for automatic successive annual renewal terms if neither party chooses to terminate the agreement following the term. As with the renewal option, any annual automatic renewal will be subject to a good faith renegotiation of the charges. The Customer has the right to terminate the NIIT MSA for several reasons, including for convenience and without cause, but if terminated for convenience and without cause, the Customer will have to pay certain termination fees and wind-down costs to NIIT Media.

The “NIIT MSA Services” to be provided are in the areas of technology services (such as asset control, cross-functional services, end user computing, help desk services, network administration, project management office, security administration, server and database management, systems application management and development and data processing), shared services (such as cross functional services, procure-to-pay, record-to-report, order-to-cash, strategic sourcing and category management, fixed assets, hire-to-retire, call center, and circulation) and advertising production (such as ad services, creative services and provider reporting). The parties may add additional new services and projects from time to time upon mutual agreement. The Provider may only perform the services from sites and facilities approved by the Customer, which approval shall not be unreasonably withheld or delayed. The Customer has approved the performance of the NIIT MSA Services from Augusta, Georgia and the National Capital Region of Delhi, India.

The parties have agreed upon a transition plan for the transition and migration of the NIIT MSA Services to the Provider, which will include the migration of certain functions offshore to India. The NIIT MSA also provides for disengagement assistance to transition the NIIT MSA Services back to the Customer following termination of the agreement.

·
Costs and cost allocations: The Provider will commence services on a “Commencement Date”, which will be within 60 days after the July 7, 2011 effective date of the NIIT MSA. Following the first anniversary of the Commencement Date, the NIIT MSA provides for monthly charges to the Customer based on volume and types of services performed and a fee schedule to be agreed upon, provided that, so long as the current level of services required by Morris Communications and Morris Publishing do not change, the combined fees charged to Morris Publishing and Morris Communications will be subject to annual limits ranging from $16.1 million to $17.1 million during the remainder of the initial five-year term. During the first year following the Commencement Date, all services will be performed at a fixed fee of $19.3 million, to be allocated between Morris Publishing and Morris Communications based upon services received.

Jointly, Morris Publishing and Morris Communications have agreed to exclusively procure the contemplated services from the Provider, and committed to minimum charge commitments totaling $55.3 million over the five years following the Commencement Date, with cumulative annual thresholds that must be met on each anniversary of the Commencement Date.

Morris Publishing and Morris Communications will each be responsible to pay for the NIIT MSA Services provided to or related to their respective businesses (and their subsidiaries). On July 7, 2011, Morris Communications and Morris Publishing entered into a letter agreement (the “Letter Agreement”), acknowledged and accepted by NIIT Media, confirming that Morris Communications agrees to pay to the Provider, and to indemnify Morris Publishing, for any liabilities for NIIT MSA Services, or liabilities related to NIIT MSA Services, provided or attributable to Morris Communications or its subsidiaries or any affiliated entity, other than Morris Publishing and its subsidiaries. Similarly, Morris Publishing agreed to pay for any liabilities for services, or liabilities related to services, provided or attributable to Morris Publishing and its subsidiaries.

The Fourth Amendment to Management and Services Agreement contains a limit of $22.0 million on the payments to be required by Morris Publishing for services under the Morris Communications Services Agreement in any calendar year. In order to maintain the benefit of this limit to Morris Publishing, the Letter Agreement also requires Morris Communications to indemnify Morris Publishing or pay the Provider for services, or liabilities related to services, provided or attributable to the Morris Publishing to the extent that payments for services during any calendar year would otherwise exceed $22.0 million for (i) services under the Morris Communications Services Agreement, plus (ii) NIIT MSA Services that were formerly provided under the Morris Communications Services Agreement.

Under the Morris Communications Services Agreement, services were provided to Morris Publishing by both Morris Communications and MStar. Generally, under the NIIT MSA, NIIT Media is expected to provide substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement, but Morris Communications is expected to continue services under the Morris Communications Services Agreement.

Accordingly, on July 7, 2011, Morris Publishing, Morris Communications and MStar entered into the Fifth Amendment to Management and Services Agreement (the “Fifth Amendment”). The Fifth Amendment clarifies that services under the Fourth Amendment to Management and Services Agreement shall be suspended over time in phases to coincide with the provision of such services by NIIT Media under the NIIT MSA.

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

The Restructuring consisted of the following transactions:

The claims of the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original

Notes"), in an aggregate principal amount of $278.5 million, plus $35.4 million in accrued interest, were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of Floating Rate Secured Notes due 2014 (the “New Notes”).

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

Under the accounting guidance for a debt extinguishment, the total maturities of the New Notes are recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is original issue discount ("OID") and is accreted over the term of the New Notes.

On March 1, 2010, the $100.0 million in aggregate principal amount outstanding on the New Notes was recorded at a fair value of $91.0 million (the average price of the corporate bond trades reported on or around the Effective Date), with the $9.0 million in OID being accreted as additional interest expense over the four and one-half year term of the New Notes.

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

Recently issued accounting standards

In January 2010, the FASB issued Accounting Standards Update 2010-6, "Improving Disclosures about Fair Value Measurements" which discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on our financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Revenue Recognition—Multiple Deliverable Revenue Arrangements," which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance is effective for fiscal years beginning on or after September 15, 2010, and applies to our 2011 financial statements. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for a deliverable in a multiple element in an arrangement cannot be determined, a best estimate of the selling price is required to allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing of when revenue is recognized. The adoption of the new guidance did not have a material impact to our financial position, results of operations or cash flows.

Overview

Morris Publishing owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing's  newspapers include, among others, The Florida Times-Union, (Jacksonville, Fla.), The Augusta (Ga.) Chronicle, Savannah (Ga.) Morning News, Lubbock (Texas) Avalanche-Journal, Amarillo (Texas) Globe-News, Athens (Ga.) Banner Herald, Topeka (Kans.) Capital-Journal, and The St. Augustine (Fla.) Record. The majority of our daily newspapers are usually the primary, and sometimes, the sole provider of comprehensive local market news and information in the communities that we serve.

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

Revenue: While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers.

·
Advertising revenue: During the second quarter of 2011 and 2010, advertising revenue, including both print and online media formats, represented 68.6% and 71.8%, respectively, of our total net operating revenue. We categorize advertising as follows:

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

Retail, classified and national advertising revenue represented 58.7%, 35.3% and 6.0%, respectively, of our second quarter of 2011 advertising revenue, compared to 57.8%, 35.4% and 6.8%, respectively, in the second quarter of 2010.

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

·	Circulation revenue: During the second quarter of 2011 and 2010, circulation revenue represented 26.9% and 25.4%, respectively, of our total net operating revenue.

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

·	Other revenue: Our other revenue consists primarily of commercial printing, periodicals, and other online revenue.

Printing and distribution: We currently own/lease and operate 11 print facilities with each producing the newspaper and other publications for their respective communities served. The St. Augustine newspaper is currently printed at the Jacksonville facility and Bluffton Today is currently printed at the Savannah facility.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

·	Newsprint: Newsprint, along with employee expenses, is a primary cost at each newspaper.

We are a member of a consortium which enables us to obtain favorable pricing through the group's reduced negotiated rates. We generally maintain a company average of 22 to 28 day inventory of newsprint which is a readily available commodity.

Current Initiatives

In the long term, we see significant revenue opportunities in the highly fragmented local media industry. As a result, we are currently focused on transforming our business to a multi-media revenue business by building on our print based foundation to create new competitive advantages through a true digital solution.

Our transformation includes:

·	Pursuing digital revenue growth to offset print declines.

·	Leveraging our print audience to build new platform choices for our customers.

·	Centralizing information into a digital services solution; Search, Social and Mobile.

·	Focusing on content and audience creations.

·	Encouraging more audience engagement.

·	Focusing on selling these audiences to advertisers.

·	Improving the efficiency in our operations to increase print profitability.

Financial summary for the three months ended June 30, 2011 compared to June 30, 2010

Financial Summary. The following table summarizes our consolidated financial results for the three-month periods ended June 30, 2011 and 2010:

	Three months ended June 30,
(Dollars in thousands)	2011	2010

Total net operating revenues	$55,719	$60,354
Total operating expenses	54,937	56,863
Operating income	782	3,491
Interest expense and loan amortization cost	2,561	3,584
Expense from cancellation of debt	-	1,035
Other	(87)	(38)
Other expenses, net	2,474	4,581
Loss before taxes	(1,692)	(1,090)
Income tax benefit	(453)	(936)
Net loss	$(1,239)	$(154)

Compared to the second quarter of 2010, our total net operating revenue was $55.7 million, down $4.7 million, or 7.7%, from $60.4 million, and total operating expenses were $54.9 million, down $2.0 million, or 3.4%, from $56.9 million. As a result, our operating income was $0.8 million during the second quarter of 2011, down $2.7 million, or 77.6%, from $3.5 million during the same quarter last year.

During the second quarter of 2010, we expensed $1.0 million in legal and consultant costs directly related to the restructuring of our then-senior creditors and of certain of the holders of the Original Notes ("Debt Restructuring Costs").

Interest and loan amortization expense is summarized in the table below:

	Three months ended June 30,
(Dollars in thousands)	2011	2010

New Notes
Stated interest @ 10.0%	$1,963	$2,417
Accretion of original issue discount	442	919
	2,405	3,336

Credit Agreement
Tranche B	-	75
	-	75

Other	21	98
Total interest expense	2,426	3,509
Loan amortization	135	75
Interest and loan amortization expense	$2,561	$3,584

Our loss before taxes was $1.7 million during the second quarter of 2011, compared to a net loss before taxes of $1.1 million during the second quarter of 2010.

For the second quarter of 2011 and 2010, our income tax benefit was $0.5 million and $0.9 million, respectively.

Our net loss was $1.2 million during the second quarter of 2011, compared to a net loss of $0.2 million during same quarter last year.

Results of operations for the three months ended June 30, 2011 compared to June 30, 2010

Net operating revenue. The table below presents the total net operating revenue for the three-month periods ended June 30, 2011 and 2010:

(Dollars in thousands)	Three months ended June 30,		Percentage change
	2011	2010	2011 vs. 2010
Net operating revenues
Advertising
Retail	$22,460	$25,055	(10.4%)
National	2,274	2,928	(22.3%)
Classified	13,505	15,331	(11.9%)
Total advertising revenues	38,239	43,314	(11.7%)
Circulation	14,969	15,338	(2.4%)
Other	2,511	1,702	47.5%
Total net operating revenues	$55,719	$60,354	(7.7%)

Advertising revenue. Advertising revenue was $38.2 million, a decrease of $5.1 million, or 11.7%, from $43.3 million during the second quarter of 2010.

Print and online advertising revenue totaled $26.7 million, down $4.6 million, or 14.4%, from $31.3 million during the same quarter last year. Compared to the second quarter of 2010, total online page-views were 181.1 million, down 1.9 million, or 1.04%, and unique online visitors were 20.2 million, up 2.0 million, or 10.7%, reflecting our customers’ migration to the Internet platform.

In addition, insert advertising revenue was $9.9 million, down $0.5 million, or 5.3%, from $10.4 million in the second quarter of 2010 and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.5 million, down $0.1 million, or 6.3%, from $1.6 million last year.

Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Compared to the second quarter of 2010, advertising revenue from our daily newspapers was down $4.7 million, or 11.9%.

Advertising revenue from Jacksonville was down $1.7 million, or 14.6%, and St. Augustine was down $0.3 million, or 20.2%.

Augusta was down $0.6 million, or 12.5%, Savannah was down $0.5 million, or 13.1%, Lubbock was down $0.5 million, or 11.6%, Topeka was down $0.2 million, or 7.5%, Athens was down $0.3 million, or 15.6%, and Amarillo was down $0.4 million, or 9.5%. Our five other daily newspapers were, together, down $0.2 million, or 4.1%.

Our non-daily publications were down $0.4 million, or 9.8%, primarily due to significant declines from Effingham Now, the Alaska non-daily publications and the Jacksonville Sun publications.

Retail advertising revenue:

Retail advertising revenue was $22.4 million, down $2.7 million, or 10.4%, from $25.1 million during the prior year, with significant declines from our seven largest daily newspapers.

Insert retail advertising revenue was $9.0 million, down $0.4 million, or 4.5%, from $9.4 million, while print and online retail advertising revenue was $12.0 million, down $2.2 million, or 14.8%, from $14.2 million during 2010. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.4 million, down $0.1 million, or 5.5%, from $1.5 million in the second quarter of 2010.

Classified advertising revenue:

Total classified advertising revenue was $13.5 million, down $1.8 million, or 11.9%, from $15.3 million in 2010.

Jacksonville was down $0.7 million, or 19.7%, contributing approximately 40% of the net decrease.

National advertising revenue:

Total national advertising revenue was $2.3 million, down $0.6 million, or 22.3%, from $2.9 million last year, with Jacksonville contributing 80.0% of the net decrease.

Circulation revenue. Circulation revenue was $15.0 million, down $0.3 million, or 2.4%, from $15.3 million during the second quarter of 2010, with the price increases in many of our markets being offset by the decrease in circulation volume.

Average daily and Sunday circulation volume, excluding the NIE editions, was down 8.3% and 3.8%, respectively, with Jacksonville contributing about 33.4% of the weekly circulation decline. During 2010, we converted most of our NIE print editions to lower priced electronic editions, resulting in a significant increase in NIE circulation volume.

Other revenue. Other income was $2.5 million, up $0.8 million, or 47.6%, from $1.7 million during the second quarter of 2010 primarily due to the increase in other online revenues.

Net operating expenses. The table below presents the total operating expenses for the three-month periods ended June 30, 2011 and 2010:

(Dollars in thousands)	Three months ended June 30,		Percentage change
	2011	2010	2011 vs. 2010
Operating expenses

Labor and employee benefits	$23,173	$23,918	(3.1%)
Newsprint, ink and supplements	5,611	6,691	(16.1%)
Other operating costs	24,060	23,922	0.6%
Depreciation and amortization	2,093	2,332	(10.2%)
Total operating expenses	$54,937	$56,863	(3.4%)

Labor and employee benefits. Total labor and employee benefit costs were $23.2 million, down $0.8 million, or 3.1%, from $24.0 million during 2010, with these costs being favorably impacted by reductions in head count.

Compared to 2010, our salaries and wages, including severance costs, totaled $17.2 million, down $0.3 million, or 1.7%, from $17.5 million. Severance costs were $1.0 million and $0.1 million for the second quarter of 2011 and 2010, respectively.

Our average full time equivalents ("FTE") were down 198, or 9.7%, and our average pay rate, excluding severance costs, was up 3.6%.

Commissions and bonuses were $2.3 million, down $0.5 million, or 19.4%, from $2.8 million during 2010, primarily due to the decline in advertising revenues.

Employee medical insurance cost was $2.2 million, up $0.2 million, or 12.5%, from $2.0 million during the second quarter last year.

Other employee costs totaled $1.5 million, down $0.2 million, or 9.9%, from $1.7 million last year.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $5.6 million, down $1.1 million, or 16.2%, from $6.7 million during 2010.

Compared to 2010, total newsprint expense was $4.9 million, down $1.1 million, or 17.8%, from $6.0 million, with a 1.2% decrease in the average cost per ton of newsprint and a 16.6% decrease in newsprint consumption.

Supplements and ink expense totaled $0.7 million, unchanged from the second quarter of 2010.

Other operating costs. Other operating costs were $24.0 million, up $0.1 million, or 0.4%, from $23.9 million in 2010.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $5.2 million, down $0.3 million, or 4.8%, from $5.4 million in the second quarter of 2010, with the combined fees not to exceed $22.0 million in any calendar year.

Professional fees totaled $3.6 million, up $0.6 million, or 20.5%, from $3.0 million during the same period last year.

Bad debt expense totaled $0.2 million, up $0.6 million from a net bad debt recovery of $0.4 million last year. During the second quarter of 2010, we reduced our bad debt reserve by $0.5 million.

Depreciation and amortization. Depreciation and amortization expense was $2.1 million, down $0.2 million, or 10.2%, from $2.3 million in 2010.

Depreciation expense was $2.0 million, down $0.2 million, or 12.1%, from $2.2 million during the same quarter last year. Amortization expense was $0.1 million, unchanged from last year.

Financial summary for the six months ended June 30, 2011 compared to June 30, 2010

Financial Summary. The following table summarizes our consolidated financial results for the six-month periods ended June 30, 2011 and 2010:

	Six months ended June 30,
(Dollars in thousands)	2011	2010

Total net operating revenues	$110,635	$119,819
Total operating expenses	108,381	113,738
Operating income	2,254	6,081
Interest expense and loan amortization cost	5,707	10,769
Income from cancellation of debt, net	-	(218,164)
Other	(38)	(71)
Other expenses (income), net	5,669	(207,466)
(Loss) income before taxes	(3,415)	213,547
(Benefit) provision for income taxes	(1,026)	8,632
Net (loss) income	$(2,389)	$204,915

Compared to the first six months of 2010, our total net operating revenue was $110.6 million, down $9.2 million, or 10.9%, from $119.8 million, and total operating expenses were $108.3 million, down $5.4 million, or 4.7%, from $113.7 million. As a result, our operating income was $2.3 million during the first six months of 2011, down $3.8 million, or 62.9%, from $6.1 million during the same quarter last year.

On March 1, 2010, the Effective Date of our Restructuring, the $100.0 million in aggregate stated principal amount outstanding on the New Notes was recorded at a fair value of $91.0 million (the average price of the corporate bond trades reported on or around the Effective Date), with the $9.0 million in original issue discount ("OID") being accreted as additional interest expense over the four and one-half year term of the New Notes.

The table below summarizes the components (*cash and non-cash) of our cancellation of debt income ("COD" income) during the first six months of 2010: (Dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Other costs
Debt Restructuring Costs-1/1/2010 through 6/30/2010*	(1,620)
Write-off of deferred loan costs	(3,121)
(4,741)

Cancellation of debt income	$218,164

On the Effective Date of the Restructuring, we wrote-off $3.1 million in unamortized deferred loan costs associated with the Original Notes. In addition, we incurred $1.6 million in Debt Restructuring Costs during the first six months of 2010.

Interest and loan amortization expense is summarized in the table below:

	Six months ended June 30,
	2011	2010
Original Notes
Stated interest @ 7.0%	$-	$3,249
Default Interest @ 1% compounded	-	910
	-	4,159

New Notes
Stated interest @ 10.0%	4,061	3,250
Accretion of original issue discount	1,375	1,081
	5,436	4,331

Credit Agreement
Tranche A, including $300 prepayment penalty	-	801
Tranche B		339
Tranche C	-	914
	-	2,054

Other, net	23	4
Total interest expense	5,459	10,548
Loan amortization	248	221
Interest and loan amortization expense	$5,707	$10,769

Our loss before taxes was $3.4 million during the first six months of 2011, compared to income before taxes of $213.5 million during the same period last year. Excluding the $218.1 million in COD income, our loss before taxes was $4.6 million during the first six months of 2010.

For the first six months of 2011 and 2010, our income tax (benefit) provision was ($1.0) million and $8.6 million, respectively.

Our net loss was $2.4 million during the first six months of 2011, compared to net income of $204.9 million during same period last year.

Results of operations for the six months ended June 30, 2011 compared to June 30, 2010

Net operating revenue. The table below presents the total net operating revenue for the six-month periods ended June 30, 2011 and 2010:

(Dollars in thousands)	Six months ended June 30,		Percentage change
	2011	2010	2011 vs. 2010
Net operating revenues
Advertising
Retail	$44,182	$49,286	(10.4%)
National	4,895	6,106	(19.8%)
Classified	26,551	29,464	(9.9%)
Total advertising revenues	75,628	84,856	(10.9%)
Circulation	30,309	31,133	(2.6%)
Other	4,698	3,830	22.7%
Total net operating revenues	$110,635	$119,819	(7.7%)

Advertising revenue. Advertising revenue was $75.6 million, a decrease of $9.3 million, or 10.9%, from $84.9 million during the first six months of 2010.

During the first six months of 2011 and 2010, advertising revenue, including both print and online media formats, represented 68.4% and 70.8%, respectively, of our total net operating revenue. Retail, classified and national advertising revenue represented 58.4%, 35.1% and 6.5%, respectively, of our second quarter of 2011 advertising revenue, compared to 58.1%, 34.7% and 7.2%, respectively, in the second quarter of 2010.

Print and online advertising revenue totaled $52.9 million, down $7.7 million, or 12.7%, from $60.6 million during the same period last year. Compared to the first six months of 2010, total online page-views were 350.5 million, down 3.8 million, or 1.0%, and unique online visitors were 40.3 million, up 5.1 million, or 14.5%, reflecting our customers’ migration to the Internet platform.

In addition, insert advertising revenue was $19.0 million, down $1.4 million, or 7.0%, from $20.5 million in the first six months of 2010 and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.7 million, down $0.2 million, or 3.5%, from $3.8 million last year.

Compared to the first six months of 2010, advertising revenue from our daily newspapers was down $8.7 million, or 11.3%.

Advertising revenue from Jacksonville was down $3.0 million, or 13.2%, and St. Augustine was down $0.6 million, or 19.2%.

Augusta was down $1.1 million, or 10.6%, Savannah was down $1.2 million, or 15.2%, Lubbock was down $0.8 million, or 9.7%, Topeka was down $0.4 million, or 7.4%, Athens was down $0.5 million, or 14.6%, and Amarillo was down $0.7 million, or 9.0%. Our five other daily newspapers were, together, down $0.4 million, or 0.5%.

Our non-daily publications were down $0.6 million, or 6.8%, primarily due to significant declines from Effingham Now, the Alaska non-daily publications and the Jacksonville Sun publications.

Retail advertising revenue:

Retail advertising revenue was $44.2 million, down $5.1 million, or 10.4%, from $49.3 million the prior year, with significant declines from our seven largest daily newspapers.

Insert retail advertising revenue was $17.3 million, down $1.1 million, or 6.0%, from $18.4 million, while print and online retail advertising revenue was $23.5 million, down $3.8 million, or 14.0%, from $27.3 million during 2010. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.4 million, down $0.2 million, or 5.4%, from $3.5 million in 2010.

Classified advertising revenue:

Total classified advertising revenue was $26.5 million, down $3.0 million, or 9.9%, from $29.5 million in 2010.

Jacksonville was down $1.2 million, or 16.2%; contributing 39.7% of the net decrease.

National advertising revenue:

Total national advertising revenue was $4.9 million, down $1.2 million, or 19.8%, from $6.1 million during 2010 with Jacksonville down $1.0 million.

Circulation revenue. Circulation revenue was $30.3 million, down $0.8 million, or 2.6%, from $31.1 million last year, with the price increases in many of our markets being offset by the decrease in circulation volume.

Other revenue. Other income was $4.7 million, up $0.9 million, or 22.6%, from $3.8 million during the same period last year primarily due to the increase in other online revenues.

Net operating expenses. The table below presents the total operating expenses for the six-month periods ended June 30, 2011 and 2010:

(Dollars in thousands)	Six months ended June 30,		Percentage change
	2011	2010	2011 vs. 2010
Operating expenses

Labor and employee benefits	$45,646	$48,878	(6.6%)
Newsprint, ink and supplements	11,411	12,173	(6.3%)
Other operating costs	47,078	47,825	(1.6%)
Depreciation and amortization	4,246	4,862	(12.7%)
Total operating expenses	$108,381	$113,738	(4.7%)

Labor and employee benefits. Total labor and employee benefit costs, including severance payments, were $45.6 million, down $3.2 million, or 6.6%, from $48.9 million during 2010, with these costs being favorably impacted by reductions in head count.

Compared to 2010, our salaries and wages, including severance payments, totaled $33.6 million, down $1.4 million, or 4.0%, from $35.0 million. Severance costs were $1.1 million and $0.2 million for the first six months of 2011 and 2010, respectively.

Our average FTE was down 187, or 9.1%, and our average pay rate, excluding severance costs, was up 2.7%.

Commissions and bonuses were $4.5 million, down $1.7 million, or 26.5%, from $6.2 million during 2010, primarily due to the decline in advertising revenues.

Employee medical insurance cost was $4.1 million, up $0.2 million, or 5.3%, from $3.9 million during the second quarter last year due to the increase in medical claims.

Payroll tax expense and other employee costs totaled $3.4 million, down $0.3 million, or 10.4%, from $3.7 million during 2010.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $11.4 million, down $0.8 million, or 6.3%, from $12.2 million during 2010.

Compared to 2010, total newsprint expense was $10.0 million, down $0.8 million, or 7.0%, from $10.8 million, with a 6.8% increase in the average cost per ton of newsprint and a 13.8% decrease in newsprint consumption.

Supplements and ink expense totaled $1.4 million, unchanged from the first six months of 2010.

Other operating costs. Other operating costs were $47.1 million, down $0.7 million, or 1.6%, from $47.8 million in 2010.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $10.4 million, up $0.8 million, or 8.1%, from $9.6 million in last year with the combined fees not to exceed $22.0 million in any calendar year.

Depreciation and amortization. Depreciation and amortization expense was $4.2 million, down $0.6 million, or 12.7%, from $4.8 million in 2010.

Depreciation expense was $4.0 million, down $0.6 million, or 12.3%, from $4.6 million in 2010. Amortization expense was $0.2 million, unchanged from the first six months last year.

Liquidity and capital resources

Our unrestricted cash balance was $5.2 million at June 30, 2011, compared with $2.6 million at December 31, 2010.

At June 30, 2011, our sources of liquidity were the cash flow generated from operations, our cash balances and a $10.0 million senior secured Working Capital Facility (as described below). Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital and the quarterly interest payments and any required monthly Excess Free Cash Flow redemptions on the New Notes.

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

Operating activities. Net cash provided by operations was $12.4 million for the first six months of 2011, down $4.3 million from $16.7 million for the same period in 2010.

Excluding current maturities of long-term debt, current assets were $34.6 million and current liabilities were $27.9 million as of June 30, 2011 compared to current assets of $36.7 million and current liabilities of $23.1 million as of December 31, 2010.

Investment activities. Net cash used in investing activities was $1.5 million for the first six months of 2011, compared to $0.4 million used in investing activities for the first six months of 2010.

During the first six months in 2011 and 2010, we spent $1.5 million and $0.5 million on property, plant and equipment, respectively. We anticipate our total capital expenditures to range from $2.5 million to $3.0 million during 2011.

Financing activities. Net cash used in financing activities was $8.4 million for the first six months of 2011, compared to $35.1 million used in financing activities ($19.7 million and $7.4 million of which was used to repay our Tranche A and Tranche B indebtedness) for the same period in 2010.

Redemptions and Refinancing

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

In addition, we are required by the New Indenture to use our monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes; provided, however, that no payment or redemptions are required if Excess Free Cash Flow is less than $0.25 million.

During first six months of 2011 and 2010, we redeemed an additional $8.4 million and $1.0 million, respectively, in aggregate stated principal amounts outstanding on the New Notes from our Excess Free Cash Flows. Subsequent to June 30, 2011, we redeemed a total of $0.6 million in face amount of aggregate stated principal amounts outstanding on the New Notes as a result of the June 2011 Excess Free Cash Flow. The total amount outstanding on the New Notes at July 31, 2011 was $77.5 million of stated principal.

The following table summarizes the above (cash* and non-cash) transactions, along with the Restructuring, and reflects our total outstanding debt on June 30, 2011, December 31, 2010 and December 31, 2009: (Dollars in thousands)

Long-term debt	Outstanding as of 12/31/2009	Additional Accrued Interest-Non-Cash	Repayments or Settlement		Non-cash Capital Contribution to Morris Publishing	Non-cash Cancellation of Original Notes	New Notes and Original Issue Discount		Outstanding on New Notes at End of Periods

Credit Agreement
Tranche A	$19,700	$-	$(19,700)	*	$-	$-	$-		$-
Tranche B	7,021	339	(7,360)	*	-	-	-		-
Tranche C	111,192	914	(24,862)		(87,244)	-	-		-
	137,913	1,253	(51,922)		(87,244)	-	-		-
Original Indenture
Original Notes	278,478	-	-		-	(278,478)	-		-
Accrued interest	31,268	4,159	-		-	(35,427)	-		-
	309,746	4,159	-		-	(313,905)	-		-
New Indenture
Issuance of New Notes on Restructuring Date	-	-	-		-	-	100,000		100,000
Original issue discount at the Restructuring Date	-	-	-		-	-	(9,000)		(9,000)
Accretion of OID-3/1/2010 through 12/31/2010	-	-	-		-	-	2,607		2,607
Redemptions-3/1/2010 through 12/31/2010	-	-	-		-	-	(13,492)	*	(13,492)
Outstanding at 12/31/2010	-						80,115		80,115
Accretion of OID-1/1/2011 through 6/30/2011	-	-	-		-	-	1,375		1,375
Redemptions-1/1/2011 through 6/30/2011	-	-	-		-	-	(8,397)	*	(8,397)
Outstanding at 6/30/2011	-	-	-		-	-	73,093		73,093

Totals	$447,659	$5,412	$(51,922)		$(87,244)	$(313,905)	$73,093		$73,093

Period Summary

Total Debt—At June 30, 2011, our total debt was $73.1 million ($78.1 million in aggregate principal outstanding on the New Notes less $5.0 million of OID). At December 31, 2010, our total debt was $80.1 million ($86.5 million in aggregate principal outstanding on the New Notes less $6.4 million of OID).

The average interest rate on our total aggregate principal amount of debt outstanding, excluding effective rate of the OID on the New Notes, was 10% at June 30, 2011 and December 31, 2010.

The current maturities of long-term debt as of June 30, 2011 and December 31, 2010 totaled $10.0 million and $13.0 million, respectively. The current maturities of long-term debt reflect our estimate of required redemptions of New Notes utilizing Excess Free Cash Flows within the following twelve-month period.

New Note Summary—The table below summarizes our interest payments and redemptions of aggregate stated principal outstanding on the New Notes utilizing our monthly Excess Free Cash Flows and Excess Cash during 2011:

(dollars in thousands)	Beginning Principal Outstanding	Principal Redeemed	Interest Paid	Ending Principal Outstanding	Payment Due Date

2011

Quarterly interest payment	$86,508	$-	$2,163	$86,508	1/3/11
Excess Free Cash Flow-December 2010	86,508	-	-	86,508	1/21/11
Excess Free Cash Flow-January 2011	86,508	4,269	55	82,239	2/16/11
Excess Free Cash Flow-February 2011	82,239	3,227	68	79,012	3/16/11
Total-First Quarter 2011		7,496	2,286

Quarterly interest payment	79,012	-	1,975	79,012	4/1/11
Excess Free Cash Flow-March 2011	79,012	579	3	78,433	4/21/11
Excess Free Cash Flow-April 2011	78,433	-	-	78,433	5/16/11
Excess Free Cash Flow-May 2011	78,433	322	6	78,111	6/15/11
Total-Second Quarter 2011		901	1,984

Total-Six Months Ended June 30, 2011		8,397	4,270

Quarterly interest payment	78,111	-	1,953	78,111	7/1/11
Excess Free Cash Flow-June 2011	$78,111	563	3	$77,548	7/19/11
Total-Subsequent to Second Quarter 2011		563	1,956

Total-Year-to-Date 2011		8,960	6,226
Total-2010		13,492	5,594
Total-To-Date		$22,452	$11,820

During the first quarter of 2010, we deferred $0.6 million in loan costs related to the issuance of the New Notes and are amortizing those costs over the four and one-half year maturity of the New Notes.

Working Capital Facility Summary—There were no borrowings against the Working Capital Facility at the end of the second quarter of 2011.

During the second quarter of 2010, we deferred the $0.5 million in debt issuance costs associated with the loan and are amortizing these costs ratably through May 15, 2011, the original maturity date of the Working Capital Facility.

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

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At June 30, 2011, we were in compliance with all financial covenants under the New Indenture.

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

Tranche A - $19.7 million;
Tranche B - $6.8 million; and
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

Pursuant to the Escrow Agreement, upon the Restructuring, the relevant Morris Publishing affiliates agreed to cancel the Tranche C term loan which had an aggregate principal amount of $110.0 million plus accrued PIK interest in settlement of intercompany indebtedness having an aggregate principal amount of approximately $24.5 million, plus accrued and unpaid interest from September 30, 2009 until the date on which the Restructuring was consummated, to Morris Publishing and as a contribution to capital of approximately $85.5 million plus the amount of any PIK interest that accrued on the Tranche C term loan after the date of the Credit Agreement. The Credit Agreement contained various representations, warranties and covenants generally consistent with the Original Credit Agreement. Financial covenants in the Credit Agreement required us to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. The financial covenants were to be calculated as if the Restructuring had been completed. Prior to and on the Effective Date, we were in compliance with all financial covenants (as amended on October 15, 2009) under the Credit Agreement.

The loans under the Credit Agreement continued to be guaranteed by all of our subsidiaries, as well as Morris Communications and all of its wholly-owned, domestic subsidiaries, and secured by substantially all of the assets of such guarantors and Morris Publishing.

The Tranche B term loan remaining after the Restructuring ranked pari passu with the New Notes and ceased to be secured by the liens securing the Credit Agreement, and shared in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, we were permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with Morris Publishing at an annual interest rate no greater than LIBOR plus 970 basis points. Such refinanced debt would be senior to the New Notes and secured by a first lien on substantially all of our assets.

Working Capital Facility

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

On May 13, 2011, we reached an agreement with the Bank to extend the $10.0 million Working Capital Facility an additional twelve months to May 15, 2012, with no other changes to the provisions to the original agreement.

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

To estimate the fair value of the $78.1 million aggregate stated principal amount outstanding of Floating Rate Secured Notes due 2014 dated as of March 1, 2011 (the "New Notes"), we used the average price of the corporate bond trades reported on or around June 30, 2011. At June 30, 2011, the fair value of the New Notes was approximately $76.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as other risks and factors identified from time to time in other United States Securities and Exchange Commission filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.
None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Modification Agreement and Extension Agreement to the Working Capital Facility
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: August 15, 2011	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial and Accounting Officer)