Form 10-Q
period 2011-09-30
MORRIS PUBLISHING GROUP LLC
filed 2011-11-14
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

MORRIS PUBLISHING GROUP, LLC
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors, included within our Annual Report on Form 10-K for the year ended December 31, 2010, as well as other risks and factors identified from time to time in our United States Securities and Exchange Commission filings.

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

-iii-

Part I

Morris Publishing Group, LLC and Subsidiaries

Condensed consolidated balance sheets
(Dollars in thousands)	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,251	$2,636
Accounts receivable, net of allowance for doubtful accounts of $1,671 and $1,763 at September 30, 2011 and December 31, 2010, respectively	20,153	26,251
Inventories	2,312	2,160
Deferred income taxes, net	944	669
Income tax receivable	1,348	2,062
Assets held for sale	1,952	1,952
Prepaids and other current assets	1,533	953
Total current assets	33,493	36,683
NET PROPERTY AND EQUIPMENT	82,725	85,754
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,789 and $3,573 at September 30, 2011 and December 31, 2010, respectively	5,731	5,946
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $769 and $472 at September 30, 2011 and December 31, 2010, respectively	2,534	2,684
Total other assets	8,265	8,630
Total assets	$124,483	$131,067
LIABILITIES AND MEMBER'S INTEREST IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$6,682	$4,218
Current maturities of long-term debt	10,000	13,000
Accrued interest expense	1,853	2,163
Due to Morris Communications	2,444	211
Deferred revenues	12,405	12,135
Accrued employee costs	4,335	3,083
Other accrued liabilities	2,485	1,292
Total current liabilities	40,204	36,102
LONG-TERM DEBT, less current portion and original issue discount	59,709	67,115
DEFERRED INCOME TAXES, net	21,830	22,632
OTHER LONG-TERM LIABILITIES	2,577	2,668
Total liabilities	124,320	128,517
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S INTEREST IN ASSETS
Member's surplus	163	2,550
Total member's interest in assets	163	2,550
Total liabilities and member's interest in assets	$124,483	$131,067

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Condensed consolidated statements of operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
		(Restated, See Note 2)		(Restated, See Note 2)

NET OPERATING REVENUES:
Advertising	$37,089	$42,089	$112,717	$126,945
Circulation	14,943	15,255	45,252	46,388
Other	2,966	2,359	7,664	6,189
Total net operating revenues	54,998	59,703	165,633	179,522
OPERATING EXPENSES:
Labor and employee benefits	21,760	24,129	67,406	73,007
Newsprint, ink and supplements	5,338	6,518	16,749	18,691
Other operating costs (excluding depreciation and amortization)	24,237	24,541	71,315	72,366
Depreciation and amortization expense	2,061	2,365	6,307	7,227
Total operating expenses	53,396	57,553	161,777	171,291
OPERATING INCOME	1,602	2,150	3,856	8,231
OTHER EXPENSES (INCOME):
Interest expense, including accretion of original issue discount and amortization of debt issuance costs	2,606	3,232	8,313	14,001
Income from cancellation of debt, net	-	-	-	(218,164)
Interest income	(2)	-	(3)	(2)
Other income, net	(27)	(39)	(64)	(108)
Total other expense (income), net	2,577	3,193	8,246	(204,273)
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(975)	(1,043)	(4,390)	212,504
INCOME TAX (BENEFIT) PROVISION	(404)	(170)	(1,430)	8,462
NET (LOSS) INCOME	$(571)	$(873)	$(2,960)	$204,042

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC and Subsidiaries

Condensed consolidated statements of cash flows (unaudited)

Nine months ended September 30,

(Dollars in thousands)	2011	2010
		As Restated, (See Note 2)
OPERATING ACTIVITIES:
Net (loss) income	$(2,960)	$204,042
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Cancellation of debt	-	(222,905)
Depreciation and amortization	6,307	7,227
Write-off of deferred loan costs	-	3,121
Amortization of debt issuance costs	297	334
Accretion of original issue discount	1,999	1,853
Bad debt write-off	187	343
Loss on sale of property and equipment, net	85	52
Deferred income taxes	(1,077)	(3,105)
Changes in assets and liabilities
Accounts receivable	5,911	5,914
Inventories	(152)	(24)
Prepaids and other current assets	(580)	592
Other assets	(148)	(1,399)
Accounts payable	2,464	(2,197)
Income taxes receivable	714	44
Accrued employee costs	1,252	1,431
Accrued interest expense	(310)	7,666
Due to Morris Communications	2,233	60
Deferred revenues and other accrued liabilities	1,463	1,117
Income taxes payable	-	13,012
Other long-term liabilities	(91)	(47)
Net cash provided by operating activities	17,594	17,131
INVESTING ACTIVITIES:
Capital expenditures	(3,200)	(668)
Net proceeds from sale of property and equipment	53	75
Net cash used in investing activities	(3,147)	(593)
FINANCING ACTIVITIES:
Redemption of New Notes	(12,405)	(9,884)
Repayment of Tranche A term loan-Original Credit Agreement	-	(19,700)
Repayments on Tranche B term loan-Original Credit Agreement	-	(7,360)
Proceeds from Refinancing Indebtedness	-	7,126
Repayment of Refinancing Indebtedness	-	(7,126)
Proceeds from Working Capital Facility	3,750	5,703
Repayments on Working Capital Facility	(3,750)	(5,703)
Payment of debt issuance costs	-	(1,046)
Capital contribution by parent	573	-
Advances on loan receivable from Morris Communications	-	(1,000)
Net cash used in financing activities	(11,832)	(38,990)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,615	(22,452)
CASH AND CASH EQUIVALENTS, beginning of period	2,636	25,638
CASH AND CASH EQUIVALENTS, end of period	$5,251	$3,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$6,308	$3,293
Income tax refund (See Note 7)	(1,342)	(2,252)

See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of Morris Publishing Group, LLC and subsidiaries ("Morris Publishing", "Company") for the three-month and nine-month periods ended September 30, 2011. All such adjustments are of a normal recurring nature. Results of operations for the three-month and nine-month interim periods ended September 30, 2011 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2010. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2010 and 2009 and for each of three years ended December 31, 2010.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

As further described in Note 3, certain expenses, assets and liabilities of Morris Communications Company, LLC ("Morris Communications"), an affiliate of Morris Publishing, have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable and consistent basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Extinguishment of debt and original issue discount—On March 1, 2010 (the "Effective Date"), the Company restructured its debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring").

As part of the Restructuring, the claims of the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), in an aggregate principal amount of $278,478, plus accrued interest, were cancelled in exchange for the issuance of $100,000 in aggregate stated principal amount of the Floating Rate Secured Notes due 2014 (the “New Notes”).

Under the accounting guidance for a debt extinguishment, the total maturities of the New Notes were recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding of New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over their fair value is original issue discount ("OID") which is accreted over the term of the New Notes.

Based upon trading activity in the New Notes, the fair value of the New Notes was $91,000 at issuance. Therefore, the Company recorded the New Notes as indebtedness of $91,000, with $9,000 of OID to be accreted as additional interest over the life of the New Notes.

Fair value of financial instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of September 30, 2011. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at September 30, 2011, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. To estimate the fair value of the $74,103 aggregate stated principal amount outstanding of New Notes, the Company used the average price of the corporate bond trades reported nearest the end of the three-month period ended September 30, 2011. At September 30, 2011, the fair value of the New Notes was approximately $57,100.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1,316 and $1,314 higher at September 30, 2011 and December 31, 2010, respectively, had the first in, first out method been used for all inventories.

There were no LIFO liquidations for the three and nine-month periods ended September 30, 2011 and September 30, 2010.

2.	Restatement of 2010 Quarterly Unaudited Condensed Consolidated Financial Statements

As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, subsequent to the issuance of the Company's Form 10-Q as of and for the quarter ended September 30, 2010, management identified an error in its accounting for the debt modification within the unaudited condensed consolidated financial statements filed on Forms 10-Q for the quarterly periods ended March 31, 2010, June 30, 2010, and September 30, 2010. The debt modification in the Restructuring should have been accounted for as debt extinguishment rather than troubled debt restructuring.

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

The table below reflects the impact of the restatement of the Company's quarterly unaudited condensed consolidated statement of operations filed on Form 10-Q for the three-month period ended September 30, 2010:

Statement of Operations-Affected Line Items	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$2,150	$-	$2,150

Other expense (income)
Interest expense and debt amortization costs	120	3,112	3,232
Cancellation of debt income	(1,587)	1,587	-
Other income, net	(39)	-	(39)
Total other (income) expense, net	(1,506)	4,699	3,193

Income (loss) before income taxes	3,656	(4,699)	(1,043)
Income tax provision (benefit)	1,487	(1,657)	(170)
Net income (loss)	$2,169	$(3,042)	$(873)

The table below reflects the impact of the restatement of the Company's quarterly unaudited condensed consolidated statement of operations filed on Form 10-Q for the nine-month period ended September 30, 2010:

Statement of Operations-Affected Line Items	Amount as Previously Reported	Adjustments	Restated Amount

Operating income	$8,231	$-	$8,231

Other expense (income)
Interest expense and debt amortization costs	6,477	7,524	14,001
Cancellation of debt income, net	(167,736)	(50,428)	(218,164)
Interest income	(2)	-	(2)
Other income, net	(108)	-	(108)
Total other income, net	(161,369)	(42,904)	(204,273)

Income before income taxes	169,600	42,904	212,504
Income tax (benefit) provision	(6,669)	15,131	8,462
Net income	$176,269	$27,773	$204,042

Furthermore, the Company reclassified bad debt expense within net cash provided by operating activities for the first nine months of 2010 to properly reflect the amount as an adjustment to reconcile net income to cash provided by operating activities rather than as a change in accounts receivable. The amount of this reclassification was $343 for the nine-month period ended September 30, 2010.

The table below reflects the impact of the restatement of the Company's quarterly unaudited condensed consolidated cash flow filed on Form 10-Q for the nine-month period ended September 30, 2010:

Statements of Cash Flow-Affected Line Items	Amounts as Previously Reported	Adjustments	Restated Amounts

OPERATING ACTIVITIES:
Net income	$176,269	$27,773	$204,042
Adjustments to reconcile net income to cash provided by operating activities:
Cancellation of debt	(173,069)	(49,836)	(222,905)
Accretion of original issue discount	-	1,853	1,853
Bad debt expense	-	343	343
Deferred income taxes	(17,774)	14,669	(3,105)
Changes in assets and liabilities:
Deferred loan costs and other assets	(1,992)	593	(1,399)
Accounts receivable	6,257	(343)	5,914
Accrued interest expense	5,413	2,253	7,666
Net cash provided by operating activities	19,826	(2,695)	17,131

FINANCING ACTIVITIES:
Cash interest payments on New Notes	(3,288)	3,288	-
Payment of debt issuance costs	(453)	(593)	(1,046)
Net cash used in financing activities	(41,685)	2,695	(38,990)

3.	Transactions with Parent and Affiliates

Management, Technology, and Shared Services Fees (See Note 1)—

Management fee

The Company is a party to a Management and Services Agreement (the "Morris Communications Services Agreement") with Morris Communications, pursuant to which the Company pays a management fee. The management fee compensates Morris Communications for corporate services and costs incurred on behalf of Morris Publishing, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services.

Prior to March 1, 2010, the Effective Date of the Restructuring, the management fee was the greater of 4.0% of the Company's annual total operating revenues or the amount of actual expenses allocable to the management of the Company's business by Morris Communications (such allocations to be based upon time and resources spent on the management of Morris Publishing's business by Morris Communications).

On January 6, 2010, Morris Publishing entered into a Fourth Amendment to Management and Services Agreement ("Fourth Amendment"), effective upon the consummation of the Restructuring, changing the fees payable by the Company to an allocation of the actual amount of costs of providing the services, with the fees, along with the technology and shared services fees (as described below), together, not to exceed $22,000 in any calendar year.

The Company has recorded the management fee within other operating costs in the accompanying condensed consolidated statements of operations.

Technology and shared services fee

Pursuant to the Morris Communications Services Agreement, the Company has paid Morris Communications and its subsidiary MStar Solutions, LLC ("MStar") a technology and shared services fee.

Prior to March 1, 2010, the Effective Date of the Restructuring, the technology and shared services fee was payable to Morris Communications and was based on the lesser of 2.5% of Morris Publishing's total net operating revenue or the actual technology and shared services costs allocated to the Company based upon usage.

Subsequent to March 1, 2010 and prior to September 1, 2011, the technology and shared services fee payable to Morris Communications was based on the allocation of the actual amount of costs of Morris Communications providing these services, subject to the dollar limitations under the Fourth Amendment (as described above).

On July 7, 2011, Morris Publishing entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC ("NIIT Media"), where NIIT Media will provide the services that had historically been provided by Morris Communications' subsidiary, MStar Solutions, LLC (“MStar”), under the Morris Communications Services Agreement.

Under the Morris Communications Services Agreement, services were provided to Morris Publishing by both Morris Communications and MStar. Generally, under the NIIT MSA, NIIT Media is expected to provide substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement, but Morris Communications is expected to continue providing other services under the Morris Communications Services Agreement.

NIIT Technologies Limited, a global information technology services organization headquartered in New Delhi, India, indirectly owns a 60% membership interest in NIIT Media. MStar contributed substantially all of its assets to NIIT Media in return for a 40% membership interest in NIIT Media.

The "Commencement Date" of the NIIT MSA was September 1, 2011 and has a term of five years from July 7, 2011, with Morris Publishing and Morris Communications having the right to renew the agreement for an additional five-year term. During the first twelve months following the Commencement Date, all services will be performed at a fixed fee of $19,300, to be allocated between Morris Publishing and Morris Communications based upon services received.

Following the first anniversary of the Commencement Date, the NIIT MSA provides for monthly charges based on volume and types of services performed and a fee schedule to be agreed upon, provided that, so long as the current level of services required by Morris Communications and Morris Publishing do not change, the combined fees charged to Morris Publishing and Morris Communications will be subject to annual limits ranging from $16,100 to $17,100 during the remainder of the initial five-year term.

Jointly, Morris Publishing and Morris Communications have agreed to exclusively procure the contemplated services from NIIT Media, and committed to minimum charge commitments totaling $55,300 over the five years following the Commencement Date, with cumulative annual thresholds that must be met on each anniversary of the Commencement Date. Morris Communications and Morris Publishing will each be responsible to pay for the NIIT MSA services provided to or related to their respective businesses (and their subsidiaries).

Morris Communications is required to indemnify Morris Publishing or pay NIIT Media for services, or liabilities related to services, provided or attributable to Morris Publishing to the extent that payments for services during any calendar year would otherwise exceed $22,000 for (i) services under the Morris Communications Services Agreement, plus (ii) NIIT MSA services that were formerly provided under the Morris Communications Services Agreement.

On July 7, 2011, Morris Publishing, Morris Communications and MStar entered into the Fifth Amendment to Management and Services Agreement (the “Fifth Amendment”). The Fifth Amendment clarifies that services under the Fourth Amendment shall be suspended over time in phases to coincide with the provision of such services by NIIT Media under the NIIT MSA.

The Company has recorded all technology and shared services fees within other operating costs in the accompanying condensed consolidated statements of operations.

Due to Morris Communications—Due to Morris Communications represents a net short-term payable that resulted from operating activities between the Company and its affiliate or parent.

Health and Disability Plan—The Company participates in Morris Communications’ health and disability plan for active employees. Prior to the second quarter of 2011, Morris Communications had allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The Company had also allocated its portion of Morris Communications’ health and disability obligation.

During the second quarter of 2011, the Company began recording its actual costs and obligation associated with the Morris Communications' health and disability plan. This change did not have a material impact on the Company's financial statements.

The health and disability expense was $1,703 and $1,884 for the three-month periods ended September 30, 2011 and 2010, respectively, and $5,835 and $5,807 for the nine-month periods ended September 30, 2011 and 2010, respectively.

The Company's obligation under the plan was $1,204 and $1,243 as of September 30, 2011 and December 31, 2010, respectively. The Company has recorded this liability within accrued employee costs in the accompanying condensed consolidated balance sheets.

Workers’ Compensation Expense—The Company has participated in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Questo, Inc. ("Questo"), through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $308 and $337 for the three-month periods ended September 30, 2011 and 2010, respectively, and $965 and $1,151 for the nine-month periods ended September 30, 2011 and 2010, respectively.

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

In addition, to the extent the terms of the Amended Tax Agreement require the Company to pay less than the amount of taxes that would have been required under the separate return method; such lesser amount will not reduce the Company's tax expense, but will be treated as a capital contribution by its parent.

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

In January 2010, the Federal Accounting Standards Board (the "FASB") issued Accounting Standards Update 2010-6, "Improving Disclosures about Fair Value Measurements" which discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

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

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore the Company performed impairment tests on these long-lived assets as of December 31, 2010. The Company's analysis resulted in no impairments of long-lived assets held for future use. Based upon the Company's continued assessment of this area, no impairments were required to be recorded during the nine months ended September 30, 2011.

Intangible assets acquired (subscriber and advertiser lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Changes in the carrying amounts of goodwill of the Company for the nine months ended September 30, 2011 were as follows:

Goodwill

Gross goodwill	$170,685
Accumulated impairment losses	(170,685)
Balance at December 31, 2010	-
Gross goodwill	170,685
Accumulated impairment losses	(170,685)
Balance at September 30, 2011	$-

Amortization expense of other intangible assets totaled $26 and $88 for the three-month periods ended September 30, 2011 and 2010, respectively, and $216 and $279 for the nine-month periods ended September 30, 2011 and 2010, respectively. The remaining expense for the last three months of 2011 and for the four succeeding years for the existing finite-lived intangible assets is estimated as follows:

Amortization Expense
2011	$66
2012	264
2013	254
2014	146
2015	119

Changes in the carrying amounts of other intangibles of the Company for the nine months ended September 30, 2011 were as follows:

Other intangible assets

Balance at December 31, 2010	$5,946
Additions	1
Amortization expense	(216)
Balance at September 30, 2011	$5,731

Other finite-lived and indefinite-lived intangible assets at September 30, 2011 and December 31, 2010 were as follows:

	Cost	Accumulated amortization	Net cost

September 30, 2011:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,935	$1,430
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,985	1,430

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	74	12	62
Total indefinite-lived intangible assets	5,105	804	4,301

Total other intangible assets	$9,520	$3,789	$5,731

December 31, 2010:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,719	$1,646
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,769	1,646

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,573	$5,946

6.	Long-Term Debt

Period Summary

Total Debt—At September 30, 2011, the Company's total debt was $69,708 ($74,103 in aggregate stated principal outstanding on the New Notes less $4,395 of OID). At December 31, 2010, the Company's total debt was $80,115 ($86,508 in aggregate principal outstanding on the New Notes less $6,393 of OID).

There were no outstanding borrowings against the Working Capital Facility (as described below) at September 30, 2011 or December 31, 2010.

The current maturities of long-term debt as of September 30, 2011 and December 31, 2010 totaled $10,000 and $13,000, respectively. The current maturities of long-term debt reflect the Company's estimate of required redemptions of New Notes utilizing Excess Free Cash Flow (as described below) within the following twelve-month period.

The average interest rate on the Company's total aggregate principal amount of debt outstanding, excluding the effective rate of the OID, on the New Notes, was 10% at September 30, 2011 and December 31, 2010.

New Notes

Redemptions—The Company is required by the New Indenture to use its monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes; provided, however, that no payments or redemptions are required if Excess Free Cash Flow is less than $250 for the month.

During the third quarter and first nine months of 2011, the Company redeemed $4,008 and $12,405, respectively, in aggregate stated principal amounts outstanding on the New Notes from its Excess Free Cash Flows.

Subsequent to September 30, 2011, the Company redeemed a total of $1,195 in aggregate stated principal amounts outstanding on the New Notes as a result of the September 2011 Excess Free Cash Flows. The total amount outstanding on the New Notes at October 31, 2011 was $72,908 of stated principal.

During the twelve months ended December 31, 2010, the Company redeemed $13,492 in aggregate stated principal amounts outstanding on the New Notes from its Excess Free Cash Flows and Available Cash Balances (as described below).

Interest— Interest expense on the aggregate stated principal amount outstanding on the New Notes totaled $1,929 and $2,292 for the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $5,989 and $5,542 for the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

The accretion on the OID totaled $624 and $772 during the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $1,999 and $1,853 during the nine-month periods ended September 30, 2011 and September 30, 2010, respectively. The accretion on the OID was recorded as additional interest expense.

Working Capital Facility

Under the New Indenture, the Company was permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

During the second quarter of 2010, in connection with, and immediately prior to entering into a working capital facility, the Company repaid the Tranche B term loan in the amount of $6,800 (plus accrued paid in kind ("PIK") interest) with $7,126 of Refinancing Indebtedness from CB&T, a division of Synovus Bank (the "Bank") and the Company entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10,000 (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, the Company used part of its available cash to fully repay this Refinancing Indebtedness immediately upon its issuance.

In addition, the Company was required to use part of its remaining cash balance ("Available Cash Balance") upon entering into the Working Capital Facility (as described below) to redeem $1,760 of the aggregate stated principal amounts outstanding on the New Notes.

On May 13, 2011, the Company entered into an agreement with the Bank extending the maturity of the Working Capital Facility to May 15, 2012 with no other changes to the provisions of the agreement.

Interest and Deferred Loan Costs—

Original Notes

Interest expense on the Original Notes totaled $4,159 during 2010; with the entire amount being cancelled along with the Original Notes on the Effective Date of the Restructuring.

Credit Agreement

The interest rates on the Tranche A, Tranche B and Tranche C senior secured debt under the Credit Agreement were 15%, 15%, and 5%, respectively. The interest on both the Tranche B and C term loans was PIK.

Excluding the $300 prepayment fee, interest expense on the Tranche A term loan totaled $501 during 2010.

During 2010, PIK interest accrued on the Tranche B and Tranche C term loans totaled $339 and $914, respectively; with the entire amount of PIK interest accrued on the Tranche C term loan being settled as a capital contribution on the Effective Date of the Restructuring.

Loan Amortization Expense

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

Loan amortization expense totaled $49 and $86 during the three-month periods ended September 30, 2011 and September 30, 2010, respectively, and $297 and $334 during the nine-month periods ended September 30, 2011 and September 30, 2010, respectively.

New Indenture

On March 1, 2010, the Effective Date of the Restructuring, the Company entered into the New Indenture with respect to the New Notes.

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010 payable in cash quarterly. The New Notes mature on October 1, 2014.

The New Notes are secured by a lien on substantially all of the assets of the Company. The New Notes, and the liens securing the New Notes, will be subordinated to any senior debt of the Company, which included the Refinancing Indebtedness and includes the Working Capital Facility.

Under certain conditions, the New Notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss, unless the proceeds are reinvested in accordance with the New Indenture, the Issuers must offer to use proceeds to redeem the New Notes. Upon a change of control of Morris Publishing, the Issuers must offer to repurchase all of the New Notes.

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

In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At September 30, 2011, the Company was in compliance with all financial covenants under the New Indenture.

In addition, the holders of the New Notes, as permitted by the New Indenture, have appointed an observer to the Board of Directors of the Company and each of its subsidiaries.

Working Capital Facility

The parties to the Working Capital Facility are the Company, as borrower, all of its subsidiaries and its parent, as guarantors, and the Bank.

Interest accrues on outstanding principal at the rate of LIBOR plus 4%, with a minimum rate of 6%.

The $10,000 borrowing limit under the Working Capital Facility may be reduced by any undrawn amounts under letters of credit issued from time to time on the Company's behalf by the Bank. As of September 30, 2011, the Bank had issued letters of credit for approximately $508 of future liabilities to a vendor, with approximately $30 available to be drawn per month.

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

The Restructuring:

·
The claims of the holders of the Original Notes in an aggregate principal amount of $278,478, plus $35,427 in accrued interest, were cancelled in exchange for the issuance of $100,000 in aggregate stated principal amount of New Notes. The holders of the Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The table below summarizes the non-cash components (excluding the write-off of deferred loan costs related to the Original Notes) of the income from the cancellation of debt during the nine-month period ended September 30, 2010:

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)

Cancellation of debt income-non-cash components	$222,905

·
The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing of $87,244 and settled, in effect as a capital contribution, $24,862 of intercompany indebtedness ($24,500, plus interest at 3.5% from September 30, 2009) to the Company, resulting in the cancellation of $112,106 (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

On March 1, 2010, the $1,138 remaining balance on the intercompany indebtedness was reclassified to a non-interest bearing short-term receivable from Morris Communications and settled through intercompany accounts.

·
On the Effective Date, the Company repaid from cash on hand, as required under the Indenture to the New Notes, the entire $19,700 principal amount of Tranche A senior secured debt, plus $16 in accrued interest and a $300 prepayment fee, leaving only the $6,800 (plus $25 in accrued PIK interest) Tranche B term loan remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

The Company was required to use part of its Available Cash Balance after the repayment of the Tranche A senior secured debt to redeem $3,211 of the aggregate stated principal amounts outstanding on the New Notes and to repay $232 on the Tranche B term loan.

The table below summarizes the effect of the above transactions on the Company's member's (deficiency) interest in assets on the Effective Date of the Restructuring:

		Loan receivable-Morris Communications
(Dollars in thousands)	Increase to member's deficit	Amount due from (payable to)	Accumulated unrecognized interest	Loan receivable (payable), net	Increase in member's deficiency in assets

Net income	$222,905	$-	$-	$-	$222,905
Capital contribution-settlement of Tranche C debt	87,244	-	-	-	87,244
Reclassification of accumulated unrecognized interest	6,825	-	(6,825)	(6,825)	-
Settlement of Tranche C debt	-	24,862	-	24,862	24,862
Reclassified to short-term non-interest bearing receivable	-	1,138	-	1,138	1,138
Advance on loan receivable from Morris Communications	-	(866)	-	(866)	(866)
Interest accrued on loan receivable	-	(134)	134	-	-
Change, net	$316,974	$25,000	$(6,691)	$18,309	$335,283

During the first two quarters of 2010, the Company incurred $1,620 in Debt Restructuring Costs. In addition, the Company wrote-off $3,121 in unamortized deferred loan costs associated with the Original Notes on the Effective Date.

7.	Income Taxes

The income tax (benefit) for three-month and nine-month periods ended September 30, 2011 totaled $(404) and $(1,430,) respectively. The income tax (benefit) provision for three-month and nine-month periods ended September 30, 2010 totaled $(170) and $8,462, respectively.

The Company’s income tax provision has been prepared as if the Company was filing a separate income tax return and the impact of the cancellation of debt on other affiliated parties, if any, has not been recognized. To the extent the terms of the Amended Tax Agreement require the Company to pay less than the amount of taxes that would have been required as a separate corporation (as a result of treating its parent's indebtedness as if it were the Company's indebtedness), such lesser amount will not reduce the Company's tax expense, but will be treated as a capital contribution by its parent. During the third quarter of 2011, the Company received a $1,915 income tax refund under the Amended Tax Agreement, of which $573 was treated as a capital contribution by its parent and $1,342 was treated as an income tax benefit applied against the income tax receivable on the unaudited condensed consolidated balance sheet.

The difference between the effective rate and statutory rate is primarily attributable to state income and franchise taxes and the non-deductibility of travel and entertainment expenses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2011 and 2010 and with our consolidated financial statements as of December 31, 2010 and 2009 and for each of three years in the period ended December 31, 2010, filed on Form 10-K with the United States Securities and Exchange Commission ("SEC").

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

We believe there have been no significant changes during the nine months ended September 30, 2011 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2010 filed on Form 10-K filed with the SEC.

Extinguishment of debt and original issue discount—On March 1, 2010 (the "Effective Date"), we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "Restructuring").

As part of the Restructuring, the claims of the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), in an aggregate principal amount of $278.5 million, plus accrued interest, were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of the Floating Rate Secured Notes due 2014 (the “New Notes”).

Under the accounting guidance for a debt extinguishment, the total maturities of the New Notes were recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding of New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is original issue discount ("OID") and is accreted over the term of the New Notes.

Based upon trading activity in the New Notes, the fair value of the New Notes was $91.0 million at issuance. Therefore, we recorded the New Notes as indebtedness of $91.0 million, with $9.0 million of OID to be accreted as additional interest over the life of the New Notes.

Management, technology and shared services and other costs—Certain expenses, assets and liabilities of Morris Communications have been allocated to Morris Publishing. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to Morris Publishing, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable and consistent basis. The costs of these services charged to us may not reflect the actual costs we would have incurred for similar services as a stand-alone company. Morris Publishing and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Management fee

We are a party to a Management Services Agreement (the "Morris Communications Services Agreement") with Morris Communications, pursuant to which we pay a management fee. The management fee compensates Morris Communications for corporate services and costs incurred on behalf of Morris Publishing, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services.

Prior to March 1, 2010, the Effective Date of the Restructuring, the management fee was the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of Morris Publishing's business by Morris Communications).

On January 6, 2010, we entered into a Fourth Amendment to Management and Services Agreement ("Fourth Amendment"), effective upon the consummation of the Restructuring, changing the fees payable by us to an allocation of the actual amount of costs of providing the services, with the fees, along with the shared services fees (as described below), together, not to exceed $22.0 million in any calendar year.

We have recorded the management fee within other operating costs in the accompanying condensed consolidated statements of operations.

Technology and shared services fee

Pursuant to the Morris Communications Services Agreement, we have paid Morris Communications and its subsidiary MStar Solutions, LLC ("MStar") a technology and shared services fee.

Prior to March 1, 2010, the Effective Date of the Restructuring, the technology and shared services fee was payable to Morris Communications and was based on the lesser of 2.5% of our total net operating revenue or the actual technology and shared services costs allocated to us based upon usage.

Subsequent to March 1, 2010 and prior to September 1, 2011, the technology and shared services fee payable to Morris Communications was based on the allocation of the actual amount of costs of Morris Communications providing these services, subject to the dollar limitations under the Fourth Amendment (as described above).

On July 7, 2011, we entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC ("NIIT Media"), where NIIT Media will provide the services that had historically been provided by Morris Communications' subsidiary, MStar Solutions, LLC (“MStar”), under the Morris Communications Services Agreement.

Under the Morris Communications Services Agreement, services were provided to us by both Morris Communications and MStar. Generally, under the NIIT MSA, NIIT Media is expected to provide substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement, but Morris Communications is expected to continue providing other services under the Morris Communications Services Agreement.

NIIT Technologies Limited, a global information technology services organization headquartered in New Delhi, India, indirectly owns a 60% membership interest in NIIT Media. MStar contributed substantially all of its assets to NIIT Media in return for a 40% membership interest in NIIT Media.

The "Commencement Date" of the NIIT MSA was September 1, 2011 and has a term of five years from July 7, 2011, with Morris Publishing and Morris Communications having the right to renew the agreement for an additional five-year term. During the first twelve months following the Commencement Date, all services will be performed at a fixed fee of $19.3 million, to be allocated between Morris Publishing and Morris Communications based upon services received.

Following the first anniversary of the Commencement Date, the NIIT MSA provides for monthly charges based on volume and types of services performed and a fee schedule to be agreed upon, provided that, so long as the current level of services required by Morris Communications and Morris Publishing do not change, the combined fees charged to Morris Publishing and Morris Communications will be subject to annual limits ranging from $16.1 million to $17.1 million during the remainder of the initial five-year term.

Jointly, Morris Publishing and Morris Communications have agreed to exclusively procure the contemplated services from NIIT Media, and committed to minimum charge commitments totaling $55.3 million over the five years following the Commencement Date, with cumulative annual thresholds that must be met on each anniversary of the Commencement Date. Morris Communications and Morris Publishing will each be responsible to pay for the NIIT MSA services provided to or related to their respective businesses (and their subsidiaries).

Morris Communications is required to indemnify Morris Publishing or pay NIIT Media for services, or liabilities related to services, provided or attributable to Morris Publishing to the extent that payments for services during any calendar year would otherwise exceed $22.0 million for (i) services under the Morris Communications Services Agreement, plus (ii) NIIT MSA services that were formerly provided under the Morris Communications Services Agreement.

On July 7, 2011, Morris Publishing, Morris Communications and MStar entered into the Fifth Amendment to Management and Services Agreement (the “Fifth Amendment”). The Fifth Amendment clarifies that services under the Fourth Amendment shall be suspended over time in phases to coincide with the provision of such services by NIIT Media under the NIIT MSA.

We have recorded all technology and shared services fees within other operating costs in the accompanying condensed consolidated statements of operations.

Health and disability plan

We participate in Morris Communications’ health and disability plan for active employees. Prior to the second quarter of 2011, Morris Communications had allocated to us certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. We had also allocated our portion of Morris Communications’ health and disability obligation.

During the second quarter of 2011, we began recording our actual costs and obligation associated with the Morris Communications' plan. This change did not have a material impact on our financial statements.

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

Recently issued accounting standards

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2010-6, "Improving Disclosures about Fair Value Measurements" which discusses the level of disaggregation required for each class of assets and liabilities and for fair value measurements that fall within Level 2 or 3 of the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

Overview

Morris Publishing owns and operates 12 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing's  newspapers include, among others, The Florida Times-Union, (Jacksonville, Fla.), The Augusta (Ga.) Chronicle, Savannah (Ga.) Morning News, Lubbock (Texas) Avalanche-Journal, Amarillo (Texas) Globe-News, Athens (Ga.) Banner Herald, Topeka (Kans.) Capital-Journal, and The St. Augustine (Fla.) Record. The majority of our daily newspapers are usually the primary, and sometimes, the sole provider of comprehensive local market news and information in the communities that we serve.

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

·
Advertising revenue: During the third quarter of 2011 and 2010, advertising revenue, including both print and online media formats, represented 67.4% and 70.5%, respectively, of our total net operating revenue. We categorize advertising as follows:

Retail*—local retailers, local stores for national retailers, department and furniture stores, grocers, niche shops, local financial institutions, local hospitals, restaurants and other small businesses.

Classified*—local employment, automotive, real estate and other classified advertising.

National*—national and major accounts such as wireless communications companies, airlines and hotels.

*On-line, included in all the categories above—banner, display, classified, behavioral targeting, search and other advertising on Web sites or mobile devices.

Retail, classified and national advertising revenue represented 59.2%, 34.9% and 5.9%, respectively, of our third quarter of 2011 advertising revenue, compared to 57.7%, 35.9% and 6.4%, respectively, in the third quarter of 2010.

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

Circulation revenue: During the third quarter of 2011 and 2010, circulation revenue represented 27.2% and 25.6%, respectively, of our total net operating revenue.

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

Subscriptions are sold for one-month, 13-week, 26-week and 52-week terms. We have increased the use of "EZ Pay" (a monthly credit or debit card payment program) programs, door to door sales, kiosks, in-paper and online promotions to increase our circulation. Our call service center has an active stop-loss program for all expiring subscribers.

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

Financial summary for the three months ended September 30, 2011 compared to September 30, 2010

Financial Summary. The following table summarizes our consolidated financial results for the three-month periods ended September 30, 2011 and 2010:

	Three months ended September 30,
(Dollars in thousands)	2011	2010
		(Restated)

Total net operating revenues	$54,998	$59,703
Total operating expenses	53,396	57,553
Operating income	1,602	2,150
Interest expense and loan amortization cost	2,606	3,232
Other	(29)	(39)
Other expenses, net	2,577	3,193
Loss before taxes	(975)	(1,043)
Income tax benefit	(404)	(170)
Net loss	$(571)	$(873)

Our operating income was $1.6 million during the third quarter of 2011, down $0.5 million, or 27.6%, from $2.1 million during the same quarter last year.

Compared to the third quarter of 2010, our total net operating revenue was $55.0 million, down $4.7 million, or 7.9%, from $59.7 million, and our total operating expenses were $53.4 million, down $4.2 million, or 7.1%, from $57.6 million.

Interest and loan amortization expense is summarized in the table below:

	Three months ended September 30,
(Dollars in thousands)	2011	2010
		(Restated)

New Notes
Stated interest @ 10.0%	$1,928	$2,292
Accretion of original issue discount	624	772
	2,552	3,064

Other	6	82
Total interest expense	2,558	3,146
Loan amortization	48	86
Interest expense, including accretion of original issue discount and amortization of debt issuance costs	$2,606	$3,232

Our loss before taxes was $1.0 million during the third quarter of 2011, essentially unchanged from the third quarter of 2010.

For the third quarter of 2011 and 2010, our income tax benefit was $0.4 million and $0.2 million, respectively.

Our net loss was $0.6 million during the third quarter of 2011, compared to a net loss of $0.9 million during same quarter last year.

Results of operations for the three months ended September 30, 2011 compared to September 30, 2010

Net operating revenue. The table below presents the total net operating revenue for the three-month periods ended September 30, 2011 and 2010:

(Dollars in thousands)	Three months ended September 30,		Percentage change
	2011	2010	2011 vs. 2010
Net operating revenues
Advertising
Retail	$21,968	$24,291	(9.6%)
National	2,179	2,697	(19.2%)
Classified	12,942	15,101	(14.3%)
Total advertising revenues	37,089	42,089	(11.9%)
Circulation	14,942	15,254	(2.0%)
Other	2,967	2,360	25.7%
Total net operating revenues	$54,998	$59,703	(7.9%)

Advertising revenue. Advertising revenue was $37.1 million, a decrease of $5.0 million, or 11.9%, from $42.1 million during the third quarter of 2010.

Print and online advertising revenue totaled $26.2 million, down $3.6 million, or 12.2%, from $29.8 million during the same quarter last year. Compared to the third quarter of 2010, total online page-views were 166.8 million, down 1.9 million, or 1.1%, and unique online visitors were 20.5 million, up 1.6 million, or 8.3%, reflecting our customers’ migration to the Internet platform.

In addition, insert advertising revenue was $9.2 million, down $1.1 million, or 11.1%, from $10.3 million in the third quarter of 2010 and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.7 million, down $0.3 million, or 10.7%, from $2.0 million last year.

Compared to the third quarter of 2010, advertising revenue from our 12 daily newspapers was down $4.4 million, or 11.8%. During the third quarter of 2011, we converted Bluffton Today, our free distribution newspaper, to a non-daily newspaper (Wednesday and Sunday editions) and began charging for their single copy editions.

Advertising revenue from Jacksonville was down $1.2 million, or 11.7%, and St. Augustine was down $0.2 million, or 16.7%. Augusta was down $0.8 million, or 17.6%, Savannah was down $0.6 million, or 15.1%, Lubbock was down $0.5 million, or 11.8%, Topeka was down $0.2 million, or 6.6%, Athens was down $0.1 million, or 7.9%, and Amarillo was down $0.4 million, or 9.5%.

Our non-daily publications were down $0.5 million, or 12.6%.

Retail advertising revenue:

Retail advertising revenue was $22.0 million, down $2.3 million, or 9.6%, from $24.3 million during the third quarter of the prior year, with significant declines from our seven largest daily newspapers.

Insert retail advertising revenue was $8.4 million, down $1.0 million, or 10.2%, from $9.4 million, while print and online retail advertising revenue was $12.0 million, down $1.1 million, or 8.9%, from $13.1 million during 2010. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.6 million, down $0.2 million, or 11.2%, from $1.8 million in the third quarter of 2010.

Classified advertising revenue:

Total classified advertising revenue was $12.9 million, down $2.2 million, or 14.3%, from $15.1 million in 2010.

Jacksonville was down $0.8 million, or 20.8%, contributing approximately 35% of the net decrease.

National advertising revenue:

Total national advertising revenue was $2.2 million, down $0.5 million, or 19.2%, from $2.7 million last year, with Jacksonville contributing approximately 54% of the net decrease.

Circulation revenue. Circulation revenue was $14.9 million, down $0.4 million, or 2.1%, from $15.3 million during the third quarter of 2010, with the price increases in many of our markets being offset by the decrease in circulation volume.

Average daily and Sunday circulation volume, excluding the NIE editions, was down 8.8% and 3.3%, respectively, with Jacksonville contributing about 31% of the weekly circulation decline. During 2010, we converted most of our NIE print editions to lower priced electronic editions, resulting in a significant increase in NIE circulation volume.

Other revenue. Other income was $3.0 million, up $0.6 million, or 25.8%, from $2.4 million during the third quarter of 2010 primarily due to the increase in other online revenues.

Net operating expenses. The table below presents the total operating expenses for the three-month periods ended September 30, 2011 and 2010:

(Dollars in thousands)	Three months ended September 30,		Percentage change
	2011	2010	2011 vs. 2010
Operating expenses

Labor and employee benefits	$21,760	$24,129	(9.8%)
Newsprint, ink and supplements	5,338	6,518	(18.1%)
Other operating costs	24,237	24,541	(1.2%)
Depreciation and amortization	2,061	2,365	(12.9%)
Total operating expenses	$53,396	$57,553	(7.2%)

Labor and employee benefits. Total labor and employee benefit costs were $21.8 million, down $2.3 million, or 9.8%, from $24.1 million during 2010, with these costs being favorably impacted by reductions in head count. Compared to 2010, our salaries and wages, including severance costs, totaled $16.4 million, down $1.4 million, or 7.7%, from $17.8 million. Severance costs were $0.6 million and $0.4 million for the third quarter of 2011 and 2010, respectively.

Our average full time equivalents ("FTE") were down 225, or 11.4%, and our average pay rate, excluding severance costs, was up 2.9%.

Commissions and bonuses were $2.2 million, down $0.7 million, or 23.6%, from $2.9 million during 2010, primarily due to the decline in advertising revenues.

Employee medical insurance cost was $1.7 million, down $0.2 million, or 9.6%, from $1.9 million during the third quarter last year.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $5.3 million, down $1.2 million, or 18.1%, from $6.5 million during 2010.

Compared to 2010, total newsprint expense was $4.6 million, down $1.2 million, or 20.0%, from $5.8 million, with a 1.0% decrease in the average cost per ton of newsprint and a 19.0% decrease in newsprint consumption.

Supplements and ink expense totaled $0.7 million, unchanged from the third quarter of 2010.

Other operating costs. Other operating costs were $24.2 million, down $0.4 million, or 1.1%, from $24.6 million in 2010.

The management fee paid to Morris Communications totaled $2.1 million and $2.2 million for the three-month periods ended September 30, 2011 and 2010, respectively.

The technology and shared services fee paid to Morris Communications totaled $2.1 million and $3.1 million for the three-month periods ended September 30, 2011 and 2010, respectively, and the fees paid to NIIT Media under the NIIT MSA totaled $1.2 million for the three-month period ended September 30, 2011. In total, the technology and shared services fees totaled $3.2 million for the three-month period ended September 30, 2011.

The combined technology and shared services fees from Morris Communications and NIIT Media and the management fee charged by Morris Communications under the Morris Communications Services Agreement totaled $5.3 million, unchanged from the third quarter of 2010, with the combined fees not to exceed $22.0 million in any calendar year.

Professional fees totaled $3.5 million, up $0.6 million, or 21.1%, from $2.9 million during the same three-month period last year.

Depreciation and amortization. Depreciation and amortization expense was $2.1 million, down $0.3 million, or 12.9%, from $2.4 million in 2010.

Financial summary for the nine months ended September 30, 2011 compared to September 30, 2010

Financial Summary. The following table summarizes our consolidated financial results for the nine-month periods ended September 30, 2011 and 2010:

	Nine months ended September 30,
(Dollars in thousands)	2011	2010
		(Restated)

Total net operating revenues	$165,633	$179,522
Total operating expenses	161,777	171,291
Operating income	3,856	8,231
Interest expense and loan amortization cost	8,313	14,001
Income from cancellation of debt, net	-	(218,164)
Other	(67)	(110)
Other expenses (income), net	8,246	(204,273)
(Loss) income before taxes	(4,390)	212,504
Income tax (benefit) provision	(1,430)	8,462
Net (loss) income	$(2,960)	$204,042

Our operating income was $3.9 million during the first nine months of 2011, down $4.3 million, or 54.5%, from $8.2 million during the same period last year.

Compared to the first nine months of 2010, our total net operating revenue was $165.6 million, down $13.9 million, or 7.7%, from $179.5 million and our total operating expenses were $161.7 million, down $9.6 million, or 5.5%, from $171.3 million. Our total operating costs included $1.1 million in one-time severance costs for the first nine months of 2011.

On the Effective Date of the Restructuring, we wrote-off $3.1 million in unamortized deferred loan costs associated with the Original Notes. In addition, we incurred $1.6 million in Debt Restructuring Costs during the first two quarters of 2010.

The table below summarizes the components (*cash and non-cash) of our cancellation of debt income ("COD" income) during the first nine months of 2010: (Dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Other costs
Debt Restructuring Costs-1/1/2010 through 6/30/2010*	(1,620)
Write-off of deferred loan costs	(3,121)
(4,741)

Income from cancellation of debt, net	$218,164

Interest and loan amortization expense is summarized in the table below:

(Dollars in thousands)	Nine months ended September 30,
	2011	2010
Original Notes (1)
Stated interest @ 7.0%	$-	$3,249
Default Interest @ 1% compounded	-	910
	-	4,159

New Notes
Stated interest @ 10.0%	5,989	5,542
Accretion of original issue discount	1,999	1,853
	7,988	7,395

Credit Agreement
Tranche A, including $300 prepayment penalty	-	801
Tranche B (PIK) (2)	-	339
Tranche C (PIK) (3)	-	914
	-	2,054

Other, net	28	59
Total interest expense	8,016	13,667
Loan amortization	297	334
Interest expense, including accretion of original issue discount and amortization of debt issuance costs	$8,313	$14,001

(1) Cancelled along with Original Notes on Effective Date of Restructuring.
(2) Repaid $232 of the PIK interest upon repayment of Tranche A term loan on the Effective Date of the Restructuring. The remaining PIK interest was repaid with the Refinancing Indebtedness during the second quarter of 2010.

(3) The entire amount of PIK interest accrued on the Tranche C term loan was settled as a capital contribution on the Effective Date of the Restructuring.

Our loss before taxes was $4.4 million during the first nine months of 2011, compared to income before taxes of $212.5 million during the same period last year. Excluding the $218.2 million in COD income, our loss before taxes was $5.7 million during the first nine months of 2010.

For the first nine months of 2011 and 2010, our income tax (benefit) provision was ($1.4) million and $8.5 million, respectively.

Our net loss was $3.0 million during the first nine months of 2011, compared to net income of $204.0 million during same period last year.

Results of operations for the nine months ended September 30, 2011 compared to September 30, 2010

Net operating revenue. The table below presents the total net operating revenue for the nine-month periods ended September 30, 2011 and 2010:

(Dollars in thousands)	Nine months ended September 30,		Percentage change
	2011	2010	2011 vs. 2010
Net operating revenues
Advertising
Retail	$66,150	$73,577	(10.1%)
National	7,074	8,803	(19.6%)
Classified	39,493	44,565	(11.4%)
Total advertising revenues	112,717	126,945	(11.2%)
Circulation	45,252	46,388	(2.4%)
Other	7,664	6,189	23.8%
Total net operating revenues	$165,633	$179,522	(7.7%)

Advertising revenue. Advertising revenue was $112.7 million, a decrease of $14.2 million, or 11.2%, from $126.9 million during the first nine months of 2010.

During the first nine months of 2011 and 2010, advertising revenue, including both print and online media formats, represented 68.1% and 70.7%, respectively, of our total net operating revenue. Retail, classified and national advertising revenue represented 58.7%, 35.0% and 6.3%, respectively, of our third quarter of 2011 advertising revenue, compared to 58.0%, 35.1% and 6.9%, respectively, in the third quarter of 2010.

Print and online advertising revenue totaled $79.1 million, down $11.3 million, or 12.5%, from $90.4 million during the same nine-month period last year. Compared to the first nine months of 2010, total online page-views were 513.5 million, down 5.7 million, or 1.1%, and unique online visitors were 60.2 million, up 6.1 million, or 11.2%, reflecting our customers’ migration to the Internet platform.

In addition, insert advertising revenue was $28.2 million, down $2.6 million, or 8.4%, from $30.8 million in the first nine months of 2010 and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $5.4 million, down $0.3 million, or 6.0%, from $5.7 million last year.

Compared to the first nine months of 2010, advertising revenue from our 12 daily newspapers was down $12.9 million, or 11.4%. During the third quarter of 2011, we converted Bluffton Today, our free distribution newspaper, to a non-daily newspaper (Wednesday and Sunday editions) and began charging for their single copy editions.

Advertising revenue from Jacksonville was down $4.3 million, or 12.7%, and St. Augustine was down $0.8 million, or 18.4%. Augusta was down $1.9 million, or 12.9%, Savannah was down $1.8 million, or 15.2%, Lubbock was down $1.3 million, or 10.5%, Topeka was down $0.7 million, or 7.1%, Athens was down $0.6 million, or 12.5%, and Amarillo was down $1.1 million, or 9.2%.

Our non-daily publications were down $0.7 million, or 7.2%.

Retail advertising revenue:

Retail advertising revenue was $66.1 million, down $7.5 million, or 10.1%, from $73.6 million the nine months ended September 30, 2010, with significant declines from our seven largest daily newspapers.

Insert retail advertising revenue was $25.7 million, down $2.1 million, or 7.4%, from $27.8 million, while print and online retail advertising revenue was $35.5 million, down $4.9 million, or 12.3%, from $40.4 million during 2010. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $4.9 million, down $0.5 million, or 7.4%, from $5.4 million in 2010.

Classified advertising revenue:

Total classified advertising revenue was $39.5 million, down $5.0 million, or 11.4%, from $44.5 million in 2010.

Jacksonville was down $1.9 million, or 17.8%; contributing approximately 38% of the net decrease.

National advertising revenue:

Total national advertising revenue was $7.1 million, down $1.7 million, or 19.6%, from $8.8 million during 2010 with Jacksonville down $1.3 million, or 26.4%.

Circulation revenue. Circulation revenue was $45.3 million, down $1.1 million, or 2.4%, from $46.4 million in 2010, with the price increases in many of our markets being offset by the decrease in circulation volume.

Other revenue. Other income was $7.7 million, up $1.5 million, or 23.8%, from $6.2 million during the same period last year primarily due to the increase in other online revenues.

Net operating expenses. The table below presents the total operating expenses for the nine-month periods ended September 30, 2011 and 2010:

(Dollars in thousands)	Nine months ended September 30,		Percentage change
	2011	2010	2011 vs. 2010
Operating expenses

Labor and employee benefits	$67,406	$73,007	(7.7%)
Newsprint, ink and supplements	16,749	18,691	(10.4%)
Other operating costs	71,315	72,366	(1.5%)
Depreciation and amortization	6,307	7,227	(12.7%)
Total operating expenses	$161,777	$171,291	(5.6%)

Labor and employee benefits. Total labor and employee benefit costs, including severance payments, were $67.4 million, down $5.6 million, or 7.7%, from $73.0 million during 2010, with these costs being favorably impacted by reductions in head count.

Compared to 2010, our salaries and wages, including severance payments, totaled $50.0 million, down $2.8 million, or 6.7%, from $52.8 million. Severance costs were $1.1 million and $0.6 million for the first nine months of 2011 and 2010, respectively.

Our average FTE was down 200, or 9.9%, and our average pay rate, excluding severance costs, was up 3.9%.

Commissions and bonuses were $6.8 million, down $2.3 million, or 25.6%, from $9.1 million during 2010, primarily due to the decline in advertising revenues.

Employee medical insurance cost was $5.8 million, unchanged from the first nine months of 2010.

Payroll tax expense and other employee costs totaled $4.8 million, down $0.5 million, or 9.8%, from $5.3 million during 2010.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $16.7 million, down $2.0 million, or 10.4%, from $18.7 million during 2010.

Compared to 2010, total newsprint expense was $14.6 million, down $2.0 million, or 11.5%, from $16.6 million, with a 4.0% increase in the average cost per ton of newsprint and a 15.5% decrease in newsprint consumption.

Supplements and ink expense totaled $2.1 million, unchanged from the first nine months of 2010.

Other operating costs. Other operating costs were $71.3 million, down $1.1 million, or 1.5%, from $72.4 million in 2010.

The combined technology and shared services fee from Morris Communications and NIIT Media and the management fee charged by Morris Communications under the management agreement totaled $15.7 million, up $0.7 million, or 5.3%, from $15.0 million in last year with the combined fees not to exceed $22.0 million in any calendar year.

Depreciation and amortization. Depreciation and amortization expense was $6.3 million, down $0.9 million, or 12.7%, from $7.2 million in 2010.

Liquidity and capital resources

Our cash and cash equivalents balance was $5.3 million at September 30, 2011, compared with $2.6 million at December 31, 2010.

At September 30, 2011, our sources of liquidity were the cash flow generated from operations, our cash balances and a $10.0 million senior secured Working Capital Facility (as described below) of which $0 was outstanding. Our primary short term needs for cash were funding operating expenses, capital expenditures, working capital and the quarterly interest payments and any required monthly Excess Free Cash Flow redemptions on the New Notes.

As permitted by the New Indenture, we intend to maintain a $10.0 million senior secured Working Capital Facility for the foreseeable future. Going forward, we intend to continue to renew or replace this Working Capital Facility from time to time. If at any time we do not have a Working Capital Facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use our Monthly Excess Free Cash Flow (as described below) to redeem New Notes to the extent our cash balances exceed $7.0 million.

Operating activities. Net cash provided by operations was $17.6 million for the first nine months of 2011, up $0.5 million from $17.1 million for the same period in 2010.

Excluding current maturities of long-term debt, current assets were $33.5 million and current liabilities were $30.2 million as of September 30, 2011 compared to current assets of $36.7 million and current liabilities of $23.1 million as of December 31, 2010.

Investment activities. Net cash used in investing activities was $3.1 million for the first nine months of 2011, compared to $0.6 million used in investing activities for the first nine months of 2010.

During the first nine months in 2011 and 2010, we spent $3.2 million and $0.7 million on property, plant and equipment, respectively. We anticipate our total capital expenditures to range from $4.0 million to $5.0 million during 2011.

Financing activities. Net cash used in financing activities was $11.8 million for the first nine months of 2011, compared to $39.0 million used in financing activities ($19.7 million and $7.4 million of which was used to repay our Tranche A and Tranche B indebtedness) for the same period in 2010.

Under the Tax Consolidation Agreement, our income tax provision is prepared as if we were filing a separate income tax return. To the extent the terms of the Amended Tax Agreement require us to pay less than the amount of taxes that would have been required as a separate corporation (as a result of treating our parent's indebtedness as if it were our indebtedness), such lesser amount does not reduce our tax expense, but is treated as a capital contribution by our parent. During the third quarter of 2011, we received a $1.9 million income tax refund, of which $0.6 million was treated as a capital contribution by our parent and the remainder was treated as an income tax benefit and applied against the income tax receivable on the unaudited condensed consolidated balance sheet.

Period Summary

Total Debt—At September 30, 2011, our total debt was $69.7 million ($74.1 million in aggregate stated principal outstanding on the New Notes less $4.4 million of OID). At December 31, 2010, our total debt was $80.1 million ($86.5 million in aggregate principal outstanding on the New Notes less $6.4 million of OID).

There were no outstanding borrowings against the Working Capital Facility at September 30, 2011 or December 31, 2010. The current maturities of long-term debt as of September 30, 2011 and December 31, 2010 totaled $10.0 million and $13.0 million, respectively. The current maturities of long-term debt reflect our estimate of required redemptions of New Notes utilizing Excess Free Cash Flow within the following twelve-month period.

The average interest rate on our total aggregate principal amount of debt outstanding, excluding effective rate of the OID, on the New Notes, was 10% at September 30, 2011 and December 31, 2010.

New Notes

We are required by the New Indenture to use our monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes; provided, however, that no payments or redemptions are required if Excess Free Cash Flow is less than $250,000.

During the third quarter and first nine months of 2011, we redeemed $4.0 million and $12.4 million, respectively, in aggregate stated principal amounts outstanding on the New Notes from our Excess Free Cash Flows.

Subsequent to September 30, 2011, we redeemed a total of $1.1 million in aggregate stated principal amounts outstanding on the New Notes as a result of the September 2011 Excess Free Cash Flows. The total amount outstanding on the New Notes at October 31, 2011 was $72.9 million of stated principal.

During the twelve months ended December 31, 2010, we redeemed $13.5 million in aggregate stated principal amounts outstanding on the New Notes from our Excess Free Cash Flows and Available Cash Balances (as described below).

During the first quarter of 2010, we deferred $0.6 million in loan costs related to the issuance of the New Notes and are amortizing those costs over the four and one-half year term of the New Notes.

Working Capital Facility

Under the New Indenture(as described below), we were permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement") .

During the second quarter of 2010, in connection with, and immediately prior to entering into a working capital facility, we repaid the Tranche B term loan under the Credit Agreement in the amount of $6.8 million (plus accrued paid in kind ("PIK") interest) with $7.1 million of Refinancing Indebtedness from CB&T, a division of Synovus Bank (the "Bank") and we entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10.0 million (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance.

During the second quarter of 2010, we deferred the $0.5 million in debt issuance costs associated with the loan and amortized these costs ratably through May 15, 2011, the original maturity date of the Working Capital Facility.

In addition, we were required to use part of our remaining cash balance ("Available Cash Balance") upon entering into the Working Capital Facility to redeem $1.8 million of the aggregate stated principal amounts outstanding on the New Notes.

On May 13, 2011, we entered into an agreement with the Bank extending the maturity of the Working Capital Facility to May 15, 2012 with no other changes to the provisions of the agreement.

New Indenture

On March 1, 2010, the Effective Date of the Restructuring, we entered into Indenture with respect to the New Notes (the "New Indenture").

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

Under certain conditions, the New Notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the New Indenture, the Issuers must offer to use proceeds to redeem the Notes. Upon a change of control of Morris Publishing, the Issuers must offer to repurchase all of the New Notes.

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

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At September 30, 2011, we were in compliance with all financial covenants under the New Indenture.

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

The $10.0 million borrowing limit under the Working Capital Facility may be reduced by any undrawn amounts under letters of credit issued from time to time on our behalf by the Bank. As of September 30, 2011, the Bank had issued letters of credit for approximately $0.5 million of future liabilities to a vendor, with approximately $30 thousand available to be drawn per month.

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

Restructuring:

·
The claims of the holders of the Original Notes in an aggregate principal amount of $278.5 million, plus $35.4 million in accrued interest, were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of New Notes. The holders of the Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the Restructuring.

The table below summarizes the non-cash components (excluding the write-off of deferred loan costs related to the Original Notes) of the income from the cancellation of debt during the nine-month period ended September 30, 2010: (Dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)

Cancellation of debt income-non-cash components	$222,905

·
The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing of $87.2 million and settled, in effect as a capital contribution, $24.9 million of intercompany indebtedness ($24.5 million, plus interest at 3.5% from September 30, 2009) to Morris Publishing, resulting in the cancellation of $112.1 million (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

On March 1, 2010, the $1.1 million remaining balance on the intercompany indebtedness was reclassified to a non-interest bearing short-term receivable from Morris Communications and settled through intercompany accounts.

·
On the Effective Date, we repaid from cash on hand, as required under the Indenture to the New Notes, the entire $19.7 million principal amount of Tranche A senior secured debt, plus accrued interest and a $0.3 million prepayment fee, leaving only the $6.8 million (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Credit Agreement.

The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

We were required to use part of our Available Cash Balance after the repayment of the Tranche A senior secured debt to redeem $3.2 million of the aggregate stated principal amounts outstanding on the New Notes and to repay $0.2 million on the Tranche B term loan.

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

To estimate the fair value of the $74.1 million aggregate stated principal amount outstanding of Floating Rate Secured Notes due 2014 dated as of March 1, 2011 (the "New Notes"), we used the average price of the corporate bond trades reported on or around September 30, 2011. At September 30, 2011, the fair value of the New Notes was approximately $57.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Master Services Agreement with NIIT Media Technologies, LLC, dated July 7, 2011 ("NIIT Master Services Agreement").
10.2	Letter Agreement with Morris Communications, dated July 7, 2011, regarding allocation and limitation of fees under the NIIT Master Services Agreement.
10.3	Fifth Amendment to Management and Services Agreement with Morris Communications, dated July 7, 2011.
10.4	Amendment to Loan and Line of Credit Agreement, dated September 16, 2011, with CB&T, a division of Synovus Bank.
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: November 11, 2011	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial and Accounting Officer)