Form 10-Q/A
period 2011-09-30
MORRIS PUBLISHING GROUP LLC
filed 2011-11-14
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No  ☐

Explanatory Note

The Morris Publishing Group, LLC ("Morris Publishing") is filing this Amendment No. 1 (the "Form 10-Q/A") to its "Quarterly Report" on "Form 10-Q" for the quarter ended September 30, 2011, filed with the United States Securities and Exchange Commission on November 14, 2011, for the sole purpose of furnishing the "Interactive Data File" as Exhibit 101. The Interactive Data File was inadvertently omitted from its Quarterly Report as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Quarterly Report. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Part II

Item 6. Exhibits.

10.1	Master Services Agreement with NIIT Media Technologies, LLC, dated July 7, 2011 ("NIIT Master Services Agreement").*
10.2	Letter Agreement with Morris Communications Company, LLC, dated July 7, 2011, regarding allocation and limitation of fees under the NIIT Master Services Agreement.*
10.3	Fifth Amendment to Management and Services Agreement with Morris Communications Company, LLC, dated July 7, 2011.*
10.4	Amendment to Loan and Line of Credit Agreement, dated September 16, 2011, with CB&T, a division of Synovus Bank.*
31.1	Rule 13a-14(a) Certifications**
31.2	Rule 13a-14(a) Certifications**
101	The following financial information from Morris Publishing's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Operation for the three and nine months ended September 30, 2011 and September 30, 2010, (ii) Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010 (audited), (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

     *    Previously filed.

**    Previously furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: November 14, 2011	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial and Accounting Officer)