Form 10-K
period 2011-12-31
MORRIS PUBLISHING GROUP LLC
filed 2012-03-30
CIK 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates is $0 as of June 30, 2011 and currently.

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

-ii-

Part I

Item 1—Business

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the United States Securities and Exchange Commission ("SEC"). In addition, information regarding corporate governance at Morris Publishing Group, LLC ("Morris Publishing", "we", "us", and "our") and our affiliate, Morris Communications Company, LLC ("Morris Communications"), is also available on this Web site.

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

Corporate history, structure and overview

Origins of the newspaper business

The Morris family became involved with The Augusta (Ga.) Chronicle in 1929, when William S. Morris, Jr., father of today’s chairman, became a bookkeeper at the daily newspaper, which was started in 1785 as the Augusta Gazette, the town’s first newspaper. Mr. Morris Jr. purchased The Augusta Chronicle in the early 1940s with a partner, and later purchased his partner’s half interest. William S. Morris III joined the newspaper business in the 1950s and has been chairman for more than three decades. William S. Morris IV, his elder son, is president and CEO of Morris Publishing.

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

In 2001, Morris Publishing was formed to assume the newspaper operations of Morris Communications, a privately held media company. The original name, "MCC Newspapers, LLC", was changed to Morris Publishing Group, LLC in July 2003.

In recent years, we continued to expand until we sold a portion of our smaller newspapers in 2007:

·
In 2005, we launched Bluffton Today, originally a free daily newspaper, in Bluffton, South Carolina, a vehicle for new innovations in daily newspaper and Web publishing, with much of the content being user contributed. During 2010, we converted Bluffton Today to a non-daily newspaper and began charging for single copy editions.

·
In 2006, we acquired from Community Newspapers, Inc., The (Barnwell, S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The (Edgefield, S.C.) Citizen News and the Sylvania (Ga.) Telephone, all non-daily newspapers located within the Augusta market area.

·
In 2007, we launched North Augusta (S.C.) Today, a free weekly community newspaper specializing in local news and citizen journalism. An online companion to the printed product, NorthAugustaToday.com, mirrors the weekly printed publication and posts breaking news between publications. We also launched Bryan County (Ga.) Now, Effingham County (Ga.) Now, and Frenship (Lubbock, Tx.) Today, all weekly newspapers serving the rural areas of our Savannah, Athens and Lubbock markets, respectively.

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

In this report, Morris Publishing and its subsidiaries are considered as and will be referred to as wholly owned subsidiaries of MPG Holdings, a subsidiary of Shivers, our indirect parent. Morris Communications and its subsidiaries are considered affiliates.

Overview

Morris Publishing owns and operates 12 daily newspapers including their related Web sites and mobile sites, as well as non-daily newspapers, city magazines, free community and other niche publications, serving mid-sized to small communities in Florida, Georgia, Texas, Kansas, Minnesota, Alaska, and Arkansas. The majority of our daily newspapers are usually the primary, and sometimes, the sole provider of comprehensive local market news and information in the communities that we serve.

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

At the end of 2011, our largest newspapers were The Florida Times-Union, Jacksonville, Florida, The Augusta Chronicle, Georgia, The Topeka Capital-Journal, Kansas, Savannah Morning News, Georgia, Lubbock Avalanche-Journal, Texas, Amarillo Globe-News, Texas, and the Athens Banner-Herald, Georgia.

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

Revenue

Our total net operating revenue from continuing operations for 2011 was $225.2 million and had declined from $374.6 million to $243.2 million over the previous four years ending December 31, 2010.

We have two primary sources of revenue: advertising and circulation. In 2011, the advertising source, including both print and online media formats, represented 68.4% of total net operating revenues and the circulation source represented 26.8% of total net operating revenue.

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

Retail, classified and national advertising revenue represented 59.9%, 33.3% and 6.8%, respectively, of our total 2011 advertising revenue. Compared to 2010, total online page-views were 680.5 million, down 0.4 million, or 0.1%, and unique online visitors were 81.8 million, up 12.0 million, or 17.3%.

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

During 2010, we began implementing a metered online model at some of our newspapers' Web sites, in which users who are not print subscribers are given free access to a limited number of local news articles per month, and after that limit are required to have a paid print or online subscription in order to view additional locally produced articles. In addition, we offer paid online subscriptions at most of our newspapers for access to our content through e-reader platforms.

Subscriptions are sold for one-month ("EZ Pay"), 13 week, 26 week and 52 week terms. We have increased the use of EZ Pay programs (a monthly credit or debit card payment program), door to door sales, kiosks, in-paper and online promotions to increase our circulation. Our call service center has an active stop-loss program for all expiring subscribers.

Other revenues

Our other revenues consist primarily of commercial printing, periodicals, other online revenue, and other miscellaneous revenue, and represented 4.8% of our 2011 total operating revenue.

Printing and distribution

We currently own/lease and operate 10 print facilities with each producing the newspaper and other publications for their respective communities served. The St. Augustine newspaper is currently printed at the Jacksonville facility and Bluffton Today is currently printed at the Savannah facility. The Savannah facility is leased from a related party.

During the fourth quarter of 2011, we sold our Conway, Arkansas building and real estate and entered a short-term, month to month lease arrangement with the buyer. The newspaper's printing press is still in service.

During the fourth quarter of 2011, we listed for sale our Athens, Georgia building and real estate.

During the first quarter of 2012, we contracted with two third party newspapers produce the print edition copies of The Topeka (Kan.) Capital-Journal and Athens (Ga.) Banner-Herald newspapers' print editions. One third party newspaper began printing of the Athens newspaper during the first quarter of 2012 and the other third party newspaper is expected to commence printing of the Topeka newspaper during the second quarter of 2012.

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

We are a member of a consortium which enables us to obtain favorable pricing through the group's reduced negotiated rates. We generally maintain a company average of 25 to 30 day inventory of newsprint which is a readily available commodity.

Historically, our operating performance has been affected by the volatility of newsprint prices. The following table reflects the percent change in our average purchase price and the total tonnes of 30 pound equivalent newsprint purchased for each of the last ten years:

	% Change in average purchase price (year over year)	Tonnes* purchased
2002	(21.3%)	84,788
2003	4.5%	82,304
2004	10.2%	80,800
2005	10.3%	79,881
2006	7.4%	70,200
2007	(10.4%)	72,474
2008	21.6%	45,804	**
2009	(21.0%)	34,315
2010	13.3%	35,388
2011	4.6%	28,088

*30 # Newsprint basis
**Note that a significant portion of the decrease in tonnes purchased in 2008 was due to our sale of 14 newspapers and other publications to GateHouse in November 2007. These publications purchased approximately 10,032 tonnes in 2007.

Employees

Since December 31, 2008, we have eliminated through attrition or staff reductions 683 full time equivalent employees, or about 28.9% of our workforce, with Jacksonville, alone, accounted for 31.2% of the reduction. These work force reductions were made in response to our declining revenues and the current economic conditions. In addition, a significant portion of our work force reductions were from natural attrition.

Management, technology and shared services expense

Certain expenses, assets and/or liabilities of Morris Communications and other related parties have been allocated to Morris Publishing. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to Morris Publishing, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable and consistent basis. The costs of these services charged to us may not reflect the actual costs we would have incurred for similar services as a stand-alone company. Morris Publishing, Morris Communications and NIIT Media Technologies, LLC (as described below) have executed various agreements with respect to the allocation of assets, liabilities and costs.

Management fee

We are a party to a Management Services Agreement (the "Morris Communications Services Agreement") with Morris Communications, pursuant to which we pay a management fee which compensates Morris Communications for corporate services and costs incurred on behalf of Morris Publishing. We have recorded the management fee within other operating costs in the accompanying consolidated statements of operations.

Morris Communications, its subsidiaries or affiliates provide senior executive management services and personnel (including the services of Mr. Morris III, Mr. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, research services, architectural and engineering, and external and internal audit functions, and purchasing.

Prior to March 1, 2010, the management fee was the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of Morris Publishing's business by Morris Communications).

On January 6, 2010, we entered into an amendment to the Morris Communications Services Agreement, effective March 1, 2010, changing the fees payable by us to an allocation of the actual amount of costs of providing the services, with the fees, along with the shared services fees (as described below), together, not to exceed $22.0 million in any calendar year.

Technology and shared services fee

Prior to September 1, 2010, as a direct result of our initiatives in prior years to develop the Shared Services Center and technological platform, we paid Morris Communications and its subsidiary MStar Solutions, LLC ("MStar") a technology and shared services fee pursuant to the Morris Communications Services Agreement. We have recorded all technology and shared services fees within other operating costs in the accompanying consolidated statements of operations.

Prior to March 1, 2010, as the technology and shared services fee was based on the lesser of 2.5% of our total net operating revenue or the actual technology and shared services costs allocated to us based upon usage. Subsequent to March 1, 2010, the technology and shared services fee payable to Morris Communications was based on the allocation of the actual amount of costs of Morris Communications providing these services, subject to the dollar limitations (as described above).

On July 7, 2011, we entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC ("NIIT Media"), where NIIT Media will provide substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement.

NIIT Technologies Limited, a global information technology services organization headquartered in New Delhi, India, indirectly owns a 60% membership interest in NIIT Media. MStar contributed substantially all of its assets to NIIT Media in return for a 40% membership interest in NIIT Media.

The "Commencement Date" of the NIIT MSA was September 1, 2011 and has an initial term of five years from July 7, 2011. For the initial twelve-month period, all services will be performed at a fixed fee of $19.3 million, to be allocated between Morris Publishing and Morris Communications based upon services received.

Morris Communications is required to indemnify Morris Publishing or pay NIIT Media for services, or liabilities related to services, provided or attributable to Morris Publishing to the extent that payments for services during any calendar year would otherwise exceed $22.0 million for (i) services under the Morris Communications Services Agreement, plus (ii) NIIT MSA services that were formerly provided under the Morris Communications Services Agreement. (See Item 8, Note 8.)

Employee-relations

At December 31, 2011, we employed approximately 1,454 full-time and 268 part-time employees, none of whom is covered by collective bargaining agreements. We believe that our relations with our employees are generally good.

During 2011, 2010 and 2009, work force reductions were made as part of multiple efficiency and consolidation efforts taken in response to our declining revenues and the current economic conditions. In addition, a significant portion of our work force reductions were from natural attrition. Average FTE's were down 10.9% in 2011.

Severance payments were made to terminated employees based on pay level and length of service. Severance payments totaled $1.5 million, $0.8 million, and $0.4 million in 2011, 2010, and 2009, respectively.

We provide medical, prescription drug, dental and group life insurance programs for full-time employees. Under our medical insurance plan we are partially self insured, therefore, we pay a substantial portion of the employee medical costs. We have stop loss coverage insurance coverage that limits our liability to $250 thousand per covered member.

We participate in Morris Communications’ 401(k) plan under which no contributions by employees to the plan are matched by Morris Communications or Morris Publishing.

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

Products

Our product mix consists of four publication types: (i) daily newspapers, (ii) weekly newspapers, (iii) shoppers, and (iv) city magazines and niche publications. Most of these publications have a digital presence as set forth in the tables that follow.

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

Listed below is a demographic summary of these seven markets:
3
Jacksonville: The Florida Times-Union, which we have operated since 1983, is our largest newspaper and serves the Jacksonville, Florida, metropolitan area of 530,748 households with a population of approximately 1,366,175 and an adult population of 1,034,341.

Augusta: The Augusta Chronicle, which we have operated since the early 1940s, is our second largest newspaper and serves the Augusta, Georgia community of approximately 216,594 households with a population of approximately 569,468 and an adult population of 425,697.

Savannah: The Savannah Morning News, which we have operated since the 1960s, serves the Savannah, Georgia, community of approximately 134,305 households with a population total of approximately 355,759 and an adult population of 266,721.

Topeka: The Topeka Capital-Journal, which we have operated since 1995, serves the Topeka, Kansas, community of approximately 94,699 households with a population of approximately 236,140 and an adult population of 178,375.

Lubbock: The Lubbock Avalanche-Journal, which we have operated since 1972, serves Lubbock, Texas, a community of approximately 108,046 households with a population of approximately 291,972 and an adult population of 216,912.

Amarillo: The Amarillo Globe-News, which we have operated since 1972, serves Amarillo, Texas, a community of approximately 95,848 households with a population of approximately 253,526 and an adult population of 186,567.

Athens: The Athens Banner-Herald, which we have operated since 1972, serves Athens, Georgia, a university community of approximately 73,787 households with a population of approximately 195,352 and an adult population of 150,853.

The following table sets forth our 12 daily newspapers and their respective Web sites which were owned and operated by us at December 31, 2011:

Daily newspaper markets	Publication	Web site

Alaska
Juneau	Juneau Empire	www.juneauempire.com
Kenai	Peninsula Clarion	www.peninsulaclarion.com

Arkansas
Conway	Log Cabin Democrat	www.thecabin.net

Florida
Jacksonville	The Florida Times-Union	www.jacksonville.com
St. Augustine	The St. Augustine Record	www.staugustine.com

Georgia
Athens	Athens Banner-Herald	www.onlineathens.com
Augusta	The Augusta Chronicle	www.chronicle.augusta.com
Savannah	Savannah Morning News	www.savannahnow.com

Kansas
Topeka	The Topeka Capital-Journal	www.cjonline.com

Minnesota
Brainerd	Brainerd Dispatch	www.brainerddispatch.com

Texas
Amarillo	Amarillo Globe-News	www.amarillo.com
Lubbock	Lubbock Avalanche-Journal	www.lubbockonline.com

*The current year data is for the year 2011 and was provided by Experian/Applied Geographic Solutions.

The table below reflects the unaudited circulation for these newspapers:

Total average paid print circulation(a)-core(b)newspaper:
	Sunday	Monday-Saturday
Florida Times Union	147,292	85,644
The Augusta Chronicle	62,154	42,674
Savannah Morning News	54,121	33,757
Amarillo Globe-News	43,135	32,150
Lubbock Avalanche-Journal	41,305	29,730
The Topeka Capital-Journal	37,391	28,852
Athens Banner-Herald	21,757	14,852
Total	407,155	267,659

(a) Per the unaudited Audit Bureau of Circulations report for the six months ended September 30, 2011.
(b) All editions that maintain the same basic identity, contain articles of interest to the general public, appear in the same format and language, and include full run of press advertising.

Non-daily newspapers

The following table sets forth our non-daily publications owned and operated by us at December 31, 2011, most of which are in close proximity to our daily newspaper markets:

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

Georgia
Bryan County	Bryan County Now	http://savannahnow.com/bryancountynow
Effingham County	Effingham Now
Martinez	The Columbia County News-Times	http://newstimes.augusta.com/
Thomson	The McDuffie Mirror (a)	http://mirror.augusta.com/
Louisville	The News and Farmer and Wadley Herald/The Jefferson Reporter	http://www.thenewsandfarmer.com/
Sylvania	Sylvania Telephone	http://www.sylvaniatelephone.com/

Minnesota
Pequot Lakes	Lake Country Echo	http://www.pineandlakes.com/
Pine River	Pine River Journal	http://www.pineandlakes.com/

South Carolina
Barnwell	The People-Sentinel	http://www.thepeoplesentinel.com/
Bluffton	Bluffton Today	http://www.blufftontoday.com
Edgefield	The Citizen News (a)
Hampton County	The Hampton County Guardian	http://www.hamptoncountyguardian.com/
Hardeeville	Hardeeville Today
North Augusta	North Augusta Today	http://natoday.augusta.com/
Ridgeland	Jasper County Sun

Texas
Lubbock	Frenship Today	http://www.frenshiptoday.com/

(a) These publications are to be discontinued during the second quarter of 2012.

Other publications

Our city magazines, located in Athens, Augusta, Lubbock, Amarillo and Savannah, cover the people, issues and events of their respective communities. In addition, many of our daily newspapers produce additional magazines that regularly serve their respective communities with high-quality local features. Publications such as Coastal Antiques and Art and Coastal Senior are produced through the Morris Publishing daily newspaper, the Savannah Morning News. Skirt! is a free monthly magazine distributed in print and/or online in 28 markets across the country that features content on issues important to women.

The following tables set forth our city and other magazines and publications either owned and operated by us or licensed to a third party at December 31, 2011:

Market	Publication	Web site

City magazines
Georgia
Athens	Athens Magazine (1)	http://athensmagazine.com/
Augusta	Augusta Magazine (1)	http://augustamagazine.com/
Savannah	Savannah Magazine (1)	http://savannahmagazine.com/

Texas
Lubbock	Lubbock Magazine	http://thelubbockmagazine.com/
Amarillo	Amarillo Magazine	http://amarillomagonline.com/

Other magazines and books
Alaska
Alaska	Skirt! magazine (1), (3)	http://alaska.skirt.com/

Arkansas
Conway	Skirt! magazine (1), (3)	http://conway.skirt.com/

Alabama
Birmingham	Skirt! magazine (3)	http://birmingham.skirt.com/

California
Ventura	Skirt! magazine (3)	http://ventura.skirt.com/

Florida
Jacksonville	Car Paper (1), (5)
Jacksonville	Skirt! magazine (1), (5)	http://jacksonville.skirt.com/
Jacksonville	Career Paper (1), (5)
Jacksonville	Discover Jacksonville (1), (5)
Jacksonville	H Magazine: The Pulse of Today’s Health (1), (5)
Jacksonville	Florida Military Publications (6)
St. Augustine	Eco Latino (1)	http://ecolatino.com/
Tampa/St. Petersburg	Skirt! magazine (3)	http://tampabay.skirt.com/

Georgia
Atlanta	Skirt! magazine (3)	http://atlanta.skirt.com/
Athens	Skirt! magazine (1), (3)	http://atlanta.skirt.com/
Augusta	Skirt! magazine (1), (4)	http://augusta.skirt.com/
Augusta	Skirt! magazine (3)	http://skirt.com/
Augusta	Skirt! books (3)	http://skirt.com/skirt-books/
Augusta	Augusta Family Magazine (1)
Savannah/Hilton Head	Skirt! magazine (1)	http://savannah.skirt.com/
Savannah/Hilton Head	Coastal Mommies (3)	http://coastalmommies.com/

Other publications-continued

Kentucky
Lexington	Skirt! magazine (2),(3)	http://lexington.skirt.com/

Massachusetts
Boston	Skirt! magazine (3)	http://boston.skirt.com/

Minnesota
Brainerd	Her Voice (1)	http://brainerddispatch.com/hervoice
Brainerd	Skirt! magazine (1),(3)	http://brainderd.skirt.com/
Pequot Lakes	Echoland-Piper Shopper (1)
Pine River	Echoland-Piper Shopper (1)

North Carolina
Charlotte	Skirt! magazine (1) (3)	http://charlotte.skirt.com/
Greensboro	Skirt! magazine (3)	http://greensboro.skirt.com/
Raleigh	Skirt! magazine (3)	http://raleigh.skirt.com/
Winston Salem	Skirt! magazine (3)	http://winston-salem.skirt.com/

South Carolina
Beaufort	The Boot (6)
Beaufort	Jet Stream (6)
Charleston	Skirt! magazine (1)	http://charleston.skirt.com/
Columbia	Skirt! magazine (1), (4)	http://columbia.skirt.com/
Greenville	Skirt! magazine (2),(3)	http://greenville.skirt.com/
Ridgeland	The Jasper Shopper(1)

Tennessee
Knoxville	Skirt! magazine (2)	http://knoxville.skirt.com/
Memphis	Skirt! magazine (2),(3)	http://memphis.skirt.com/

Texas
Amarillo	Skirt! magazine (1), (3)	http://amarillo.skirt.com/
Houston	Skirt! magazine (3)	http://houston.skirt.com/
Lubbock	Skirt! magazine (3)	http://lubbock.skirt.com/
Lubbock	Lubbock City Magazine (1)
Lubbock	GO! (3)	http://events.lubbockonline.com/

Virginia
Richmond	Skirt! magazine (2),(3)	http://richmond.skirt.com/
Hampton Roads	Skirt! magazine (3)	http://hamptonroads.skirt.com/

1	Owned by Morris Publishing
2	Licensed to third party
3	Published only online
4	Augusta and Columbia Skirt! publication is combined
5	Published as part of the Florida Times-Union
6	Published for a third party

Free community papers are dedicated advertising vehicles designed to provide customers with reliable, no-frills opportunities for sales and purchases, along with practical community news and information. Both readers and advertisers look to these publications, popularly known as "shoppers," for quick contact, quick information and quick results.

Operating strategy

We intend to remain the preeminent convener and server of community audiences in markets we serve by converting ourselves from a newspaper company into a digital-first media company that publishes newspapers. We will continue to stay true to the mission we have always cherished in our business: Helping people live better lives through information – information that is helpful, necessary and essential to them.

While it is probable that print advertising will continue to decline, we believe that initially the difference will not be made up by online advertising gains. We do believe that through our transformational strategy that it will be possible to offset some of the print losses with digital gains. We intend to develop increased subscription revenue streams from our online content, tablet, and mobile platforms and to continue to aggressively price our core product the newspaper.

We believe that the key to increasing digital revenue is building audiences from within our current products and new non-traditional audiences and communities that can be monetized. The print format is a major medium that is effective for our readers, advertisers and communities. The market share with our print products gives us a true competitive advantage and a platform from which we can market and promote online products. We strive for coverage that acknowledges the diversity of our readers while remaining committed to the highest standards of journalism with all of our news and information products.

Critical to our success is our transformation to a digital-first media company. Our strategy is focused in three primary areas:

·	Sales,
·	Audience/marketing, and
·	Operations.

The focus of our Sales strategy is to capture rising digital spending and increase digital market share. We will do this by placing more emphasis on digital sales through increased training on digital sales and increased sales efforts. Additionally, we are reviewing our current pricing structure, products, sales tools, and sales approaches with the intent to move to a new sales platform and are centralizing our national sales.

The focus of our Audience/Marketing strategy is to reconstruct our newsrooms for digital audience growth, focus on non-news digital audiences, and produce more content at an overall lower cost. We will build a comprehensive rebranding strategy with metrics to measure our brand for positioning, acceptance and growth. This is in direct support of becoming a digital media company.

In addition, we seek to utilize advanced technology and superior content to be fully engaged in meeting the industry imperative of building and maintaining circulation and readership in a competitive climate. We are actively developing online and mobile products, including mobile Web sites, tablet editions and apps.

The focus of our Operations strategy is to continue to reduce the operational costs of the core print business and maximize subscription revenue through aggressive pricing. We will outsource printing and other non-core functions where feasible and will sell unproductive assets if viable.

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

Online advertising revenue makes up approximately10%-15% of total newspaper advertising. Online advertising consists of display, banner, rich media, directories, classified or other advertising on Web sites associated and integrated with print publications and on third-party affiliated Web sites, such as Yahoo!.

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

In 2007, the FCC adopted a Report and Order fulfilling the FCC’s statutory obligation to review its media ownership rules every four years to determine if such rules remain necessary in the public interest. That Order left most of the FCC’s existing ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order, including Morris Communications; those appeals were consolidated in the Third Circuit.  In May 2010, while these appeals were still pending, the FCC issued a Notice of Inquiry (“NOI”) to begin another quadrennial review of its media ownership rules. In July 2011, the Third Circuit decided the remaining appeals before it by vacating and remanding the Commission’s 2007 changes to the newspaper/broadcast cross-ownership rule, but upheld the FCC’s retention of the remainder of its media ownership rules. The FCC issued a Notice of Proposed Rulemaking (“2011 NPRM”) in its current quadrennial review proceeding, which also addresses issues remanded by the Third Circuit, in December 2011.  In the 2011 NPRM, the FCC seeks comments on its proposals to leave the local TV ownership rule and local radio ownership rule largely intact, eliminate the radio/television cross-ownership rule, and adopt standards for waivers of the newspaper/broadcast cross-ownership ban.

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

Newspaper/broadcast cross-ownership rule

The Newspaper/Broadcast Cross-Ownership Rule generally prohibits one party from holding attributable interests in both a commercial broadcast station and a daily newspaper in the same community. Pursuant to the FCC’s December 2007 decision, however, the Commission would evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The Commission would apply a presumption that the combination is in the public interest if it is located in a top-20 Nielsen Designated Market Area (“DMA”) and involves the combination of a newspaper and only one television station or one radio station. If the combination involves a television station, the presumption would only apply where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA. All other combinations would be presumed not in the public interest. That negative presumption could be reversed if the combination would result in a new local news source that provides at least seven hours of local news programming per week or if the property being acquired has failed or is failing. As noted above, the Third Circuit reversed and remanded the FCC’s 2007 changes to the newspaper/broadcast cross-ownership rule, leaving the original prohibition in place. The 2011 NPRM seeks comment on the FCC’s proposal, based largely on the 2007 decision, to adopt a newspaper/broadcast cross-ownership rule that would presumptively permit waivers of the newspaper/broadcast cross-ownership restrictions only in the top 20 DMAs when the television station is not ranked among the top four television stations in the DMA and at least eight independently owned and operated major media voices would remain in the DMA.

In the Topeka, Kansas market, Morris Publishing publishes the Topeka Capital-Journal, and a Morris Communications subsidiary is the licensee of WIBW (AM) and WIBW-FM, both of which are licensed to Topeka. Similarly, in the Amarillo, Texas market, Morris Publishing publishes the Amarillo Globe-News, while Morris Communications has attributable interests in three radio stations licensed to Amarillo – KGNC (AM) and KGNC-FM (both of which are licensed to a Morris Communications subsidiary) and KXGL(FM) (for which a Morris Communications subsidiary is party to an attributable JSA). These combinations are held pursuant to temporary waivers of the Newspaper/Broadcast Cross-Ownership Rule. Pursuant to the Commission’s 2007 decision, Morris Communications was required to seek continued waivers of this restriction in order to continue ownership of the Amarillo and Topeka properties. That requirement has been postponed pending further judicial proceedings relating to the 2007 decision. Should the cross-ownership rule remain in effect and the Commission deny one or both of these requests, Morris Communications or Morris Publishing may be forced to divest media properties or take other steps to come into compliance with the Newspaper/Broadcast Cross-Ownership Rule. Further, the Newspaper/Broadcast Cross-Ownership Rule could affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties.

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

Morris Communications’ existing radio ownership complies with the Commission’s current Local Radio Ownership Rule. However, an ongoing FCC rulemaking proceeding is considering alternative ways to define radio markets located outside of Arbitron-rated markets. Morris Communications believes, but cannot guarantee, that this proceeding will have no adverse impact on compliance of its existing radio ownership with FCC requirements. The FCC’s Local Radio Ownership Rule could also affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties. The FCC’s 2011 NPRM proposes to retain the existing radio ownership limits, but seeks comment on whether increased ownership should be allowed in larger markets.

Radio/television cross-ownership rule

The FCC’s current Radio/Television Cross-Ownership Rule allows a party to own one or two TV stations and a varying number of radio stations within a single market, depending on the size of that market and other factors. This restriction does not have an impact on Morris Communications’ current broadcast holdings, but could affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties. The Commission, in the 2011 NPRM, proposes to repeal the radio/television cross-ownership rule, concluding that it is no longer necessary to promote the public interest.

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

Item 1A—Risk Factors

Risks relating to our debt are as follows:

On March 1, 2010, we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "2010 Restructuring"), thereby reducing the total amount of our debt outstanding from $447.7 million, including accrued interest, at December 31, 2009 to approximately $107.2 million of stated principal. The holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), were the only impaired class of creditors and there was no change in equity ownership interests as a result of the 2010 Restructuring.

Our indebtedness and other obligations continue to be significant. If the current economic environment does not improve, we may not be able to generate sufficient cash flow from operations to satisfy our obligations as they come due, and, as a result, we would need additional funding, which may be difficult to obtain.

At December 31, 2011, we continue to have a significant amount of indebtedness and other obligations that are likely to have several important consequences to our business. For example, our indebtedness and other obligations:

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

If we are unable to return to sustained profitability, and/or if current economic conditions do not improve in the foreseeable future, we may not be able to generate sufficient cash flow from operations in the future to allow us to service our debt (including the Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"), and our senior, secured Loan and Line of Credit Agreement with a bank providing for a revolving line of credit in the amount of $10.0 million (the "Working Capital Facility")), pay our other obligations as required and make necessary capital expenditures, in which case we likely would need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing.

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

Given the current business environment, our liquidity needs could be significantly higher than we currently anticipate. Our ability to maintain adequate liquidity through 2012 and beyond will depend on our ability to successfully operate our business and continue to curtail operating expenses and capital spending. Our forecasted liquidity needs are highly sensitive to changes in each of these and other factors.

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

The Indenture to the New Notes (the "New Indenture") and our Working Capital Facility contain various covenants that limit our ability to engage in specified types of transactions. Subject to the limitations and exceptions set forth in the New Indenture and our Working Capital Facility, these covenants restrict our ability to, among other things:

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

No appraisal of the value of the collateral has been made in connection with the 2010 Restructuring by us or any other party retained by us. The value of the collateral in the event of enforcement against the collateral or our liquidation will depend on market and economic conditions, the availability of buyers and other factors. The value of the collateral securing the New Notes may be insufficient to satisfy the claims of the holders thereof. Such value may be materially diminished or impaired by any bankruptcy, reorganization or other proceedings involving us or any of our subsidiaries or by the regulatory consequences thereof or by any of the other matters discussed in these risk factors, as well as factors beyond our control and the control of our creditors.

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

Some of our future subsidiaries may not be Guarantors on the New Notes, and some of our existing subsidiaries may be released from their Guarantees upon becoming an unrestricted subsidiary in the manner provided in the New Indenture. Payments on the New Notes are only required to be made by us and, to the extent we default, by the Guarantors. As a result, no payments are required to be made from assets of subsidiaries which do not guarantee the New Notes. The New Notes are structurally subordinated to all of the liabilities of our subsidiaries that do not guarantee the New Notes. In the event of a bankruptcy, liquidation or dissolution of any non-Guarantor subsidiary, holders of its indebtedness, its trade creditors and holders of its preferred equity generally are entitled to payment on their claims from assets of that subsidiary before any assets are made available for distribution to us. However, under some circumstances, the terms of the New Notes permit our non-Guarantor subsidiaries to incur additional specified indebtedness. Upon the original issuance of the New Notes, other than our subsidiary Morris Publishing Finance Co., which was a co-issuer of the Original Notes, we had no non-Guarantor subsidiaries.

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

Circulation revenue, which represented approximately 26.8% of our 2011 net operating revenues, is affected by, among other things, competition and consumer trends, including declining consumer spending on newspapers. Circulation revenue and our ability to achieve price increases for our print products are affected by:

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

Newsprint, ink and supplements costs, the major components of our cost of raw materials, were, together, 10.0%, 10.5%, and 8.4% of our total operating revenues in 2011, 2010, and 2009, respectively. Historically newsprint prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in newsprint prices. We have no long-term supply contracts, and we have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results would be adversely affected.

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

Recently, some of the markets in which we operate have experienced significant consolidation. In particular, the combinations of traditional media content companies and new media distribution companies have resulted in new business models and strategies. Revision of the FCC’s media ownership rules could increase the potential for consolidation in our sector. We cannot predict with certainty the extent to which these types of business combinations may occur or the impact that they may have. These combinations potentially could place us at a competitive disadvantage with respect to negotiations, sales, resources and our ability to develop and to take advantage of new media technologies.

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

FTC and FCC Restrictions on “Robocalls” may adversely affect our ability to sell newspaper subscriptions by telephone marketing.

The FCC recently adopted rules that track rules in place at the FTC restricting robocalls to consumers. Among other requirements, the new rules (1) require that a business obtain the written consent of a consumer prior to using a robocall to deliver a prerecorded sales message to the consumer, (2) eliminate the established business relationship exemption, and (3) require that telemarketers provide an automated, interactive “opt-out” to the call. These rules may limit our ability to engage in telephone sales of newspaper subscriptions of other telemarketing efforts.

The FTC proposed “Do Not Track” guidelines, which, if adopted, could affect our online advertising revenues.

On December 1, 2010, the FTC issued a preliminary staff report recommending the adoption of guidelines that would restrict an advertiser’s ability to use online tracking tools to make informed guesses about a user’s age, gender, and other demographic information. This information is used to create user profiles, which are in turn used to determine which online ads are delivered to that consumer. Online content providers can charge a “behavioral advertising” premium for this online ad space. If adopted in its current form, the “Do Not Track” guidelines could reduce online advertising revenues.

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

The Morris family, including William S. Morris III, our chairman, and his son, William S. Morris IV, our president and chief executive officer, beneficially owns all of the equity ownership interests in MPG Newspaper Holding, LLC ("MPG Holdings"), our parent company. By virtue of such equity ownership, the Morris family has the sole power, subject to certain limitations set forth in agreements with our lenders and other creditors, to:

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

Although the holders of the New Notes have to appointed Michael F. Murphy as a non-voting observer to our board of directors (and to each committee of our board of directors as well as the board of directors, or comparable body, of each material subsidiary of ours and each committee of those boards, or comparable bodies), no full voting member of any such board of directors (or comparable body) has been elected, or is anticipated to be elected, to represent the interests of the holders of the New Notes, and the observer will have no right to vote on any action to be taken by any of the boards of directors (or comparable bodies). After the 2010 Restructuring, the Morris family does not plan to appoint any non-family members to any such boards, other than the current single existing non-family member director, or any "independent" directors, based on the definition of "independence" of any national securities exchange.

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

Affiliated transactions to which we are a party may not necessarily be consummated on an arm’s-length basis and, therefore, may not be as favorable to us as those that could be negotiated with non-affiliated third parties. Such transactions to which we are a party include the following:

•
we receive management and other services from Morris Communications and NIIT Media Technologies, LLC, an entity in which Morris Communications has a significant investment, pursuant to management and services agreements.

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
•
Morris Publishing is a single member limited liability company that is disregarded for federal income tax purposes, and, along with its direct and indirect subsidiaries, Morris Publishing is part of a consolidated tax group of our ultimate parent corporation and its subsidiaries. Morris Publishing participates in the "Tax Consolidation Agreement" with its affiliates whereby Morris Publishing may be required to pay an amount equal to the taxes Morris Publishing would have been required to pay as if Morris Publishing were a separate taxable corporation. Morris Publishing and its direct and indirect subsidiaries may become jointly and severally liable for all income tax liability of the group in the event other members of the tax consolidated group are unable to pay the taxes attributable to their operations.

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

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

Management believes that all of our properties are in generally good condition and suitable for current operations. Our executive offices are located in Augusta, Georgia. Our main facilities owned at December 31, 2011 are shown on the following table. Our production facilities, which are indicated by the presence of a press line, are in most cases, newspaper office facilities as well. We own all of the following real estate and facilities of the following newspapers except the real estate and facilities located (i) on Chatham Parkway* in Savannah, Georgia, which are operated under a long-term lease with an affiliate and (ii) in Conway, Arkansas. See "Certain relationships and related transactions".

State	City	Press Lines		Sq. Ft.
Alaska	Homer	0		2,418
	Kenai	1		19,307
	Juneau	1		55,045

Arkansas	Conway*	1		20,431

Florida	St. Augustine	1	**	55,264
	Jacksonville	4		328,106

Georgia	Athens***	1	**	102,030
	Augusta	1		159,758
	Louisville	0		2,500
	Savannah	3	**	220,000

Kansas	Topeka	1	****	153,467

Minnesota	Brainerd	1		25,500
	Pine River	0		1,750
	Pequot Lakes	0		4,563

South Carolina	Ridgeland	0		1,500
	Barnwell	0		15,000
	Hampton County	0		3,000
	Ridgeland	0		1,000

Texas	Amarillo	1		84,251
	Lubbock	1		160,644

*During the fourth quarter of 2011, we sold our Conway building and real estate and entered a short-term, month to month lease arrangement with the buyer. The newspapers printing press is still in service.

** One printing press in St. Augustine, two printing presses in Savannah and one printing press in Athens are no longer in use and are held for sale. During the first quarter of 2012, the printing of the Athens newspaper was outsourced to a third party.

*** During the fourth quarter of 2011, we listed for sale our Athens building and real estate. On March 19, 2012, we entered into an agreement for the sale of the building and real estate which is expected to close no later than June 17, 2012.

**** During the first quarter of 2012, we contracted with a third party to begin the printing of the Topeka newspaper in the second quarter of 2012. At the end of the first quarter of 2012, the printing press will be classified as held for sale.

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

Item 4—Mine Safety Disclosures

Not applicable.

Part II

Item 5—Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Common stock

There is no public trading market for our equity, all of which is currently held by is MPG Newspaper Holdings, LLC, a subsidiary of Shivers Trading & Operating Company.

Item 6—Selected Financial Data

The selected historical financial data of Morris Publishing Group, LLC ("Morris Publishing") set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report. The consolidated statement of operations and other operating and financial information data for each of the years ended December 31, 2011, 2010, and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report.

The financial information we have included in this report reflects the historical results of operations and cash flows of Morris Publishing with allocations made for corporate and other services provided to us by our affiliate, Morris Communications Company, LLC ("Morris Communications") (j) and other related parties. Operating costs and expenses reflect our direct costs together with certain allocations by Morris Communications and other related parties for corporate services, debt and other shared services that have been charged to us based on usage or other methodologies we believe are appropriate for such expenses.

(dollars in thousands)	2011	2010	2009	2008	2007

Consolidated balance sheet and other statistical data at period end

Total assets	$121,889	$131,067	$170,498	$179,692	$398,218
Promissory note resulting from sale of newspapers to GateHouse (a)	-	-	-	11,538	10,000
Goodwill and other intangible assets, net of accumulated amortization (b)	5,665	5,946	6,311	7,956	179,342
Current maturities of long-term debt (c) (d)	17,000	13,000	40,721	411,728	5,625
Total long -term debt, less current maturities (c) (d)	50,484	67,115	406,938	-	422,250
Post-retirement benefits due Morris Communications (e)	-	-	-	-	22,111
	-	-
Loan due from (payable to) Morris Communications (f)	-	-	25,000	18,071	(20,929)
Unrecognized accumulated interest reported within contra-equity (f)	-	-	(6,691)	(5,861)	(5,130)
Loan receivable from (payable to) Morris Communications, net	-	-	18,309	12,210	(26,059)

(Capital contribution from) dividend declared and recorded to Morris Communications (c)	(723)	(87,244)	-	(8,679)	40,000
Accumulated other comprehensive income (g)	-	-	-	-	1,179
Member's interest (deficiency) in assets	$3,297	$2,550	$(314,810)	$(287,915)	$(116,474)
Total full time equivalents (FTE's) at year end	1,679	1,953	2,104	2,361	2,817

(dollars in thousands)	Years ended December 31,
	2011	2010	2009	2008	2007
Consolidated statement of operations data

Net operating revenues:
Advertising	$154,060	$172,686	$184,803	$251,698	$306,694
Circulation	60,282	61,962	63,497	60,931	57,602
Other	10,861	8,543	8,646	9,200	10,332
Total net operating revenues	225,203	243,191	256,946	321,829	374,628
Operating expenses:
Labor and employee benefits	85,944	95,082	100,887	127,031	142,306
Employee severance payments	1,483	838	390	3,783	993
Curtailment gain (e)	-	-	-	(24,808)	-
Newsprint, ink and supplements	22,429	25,482	22,965	37,370	40,338
Other operating costs	94,364	96,445	97,388	109,880	113,657
Write-down of goodwill (b)	-	-	-	170,685	-
Impairment of fixed assets	1,744	300	767	4,326	-
Depreciation and amortization	8,360	9,513	12,739	13,858	16,219
Total operating expenses	214,324	227,660	235,136	442,125	313,513
Operating income (loss) from continuing operations	10,879	15,531	21,810	(120,296)	61,115

Operating margin (h)	4.8%	6.4%	8.5%	(37.4%)	16.3%

Other expense (income) :
Interest expense, including amortization of debt issuance costs	10,691	17,132	31,686	30,110	37,881
(Income) expense from cancellation of debt (c)	-	(218,164)	12,867	-	-
Gains on repurchases of debt (i)	-	-	-	(9,271)	-
Write-down of note receivable, net (a)	-	-	7,538	-	-
Interest income (a)	(47)	(3)	(653)	(1,161)	(114)
Other income, net	12	(149)	(164)	(118)	(258)
Total other expense (income), net	10,656	(201,184)	51,274	19,560	37,509
Income (loss) from continuing operations before income taxes	223	216,715	(29,464)	(139,856)	23,606
Provision (benefit) for income taxes	199	11,733	(8,668)	568	8,993
Income (loss) from continuing operations, net of income taxes	24	204,982	(20,796)	(140,424)	14,613

Discontinued operations (a)

(Loss) income from discontinued operations	-	-	-	(413)	7,253
(Benefit) provision for income taxes	-	-	-	(165)	2,763
(Loss) income from discontinued operations, net of income taxes	-	-	-	(248)	4,490

Gain on sale of discontinued operations, net of income tax provision of $30,505	-	-	-	-	49,567
(Loss) income from discontinued operations	-	-	-	(248)	54,057

Net income (loss)	$24	$204,982	$(20,796)	$(140,672)	$68,670

The following notes relate to the above tables: (dollars in thousands)

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

c.
On March 1, 2010 (the "Effective Date"), we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "2010 Restructuring").
The 2010 Restructuring consisted of the following transactions:

·The claims of the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), in an aggregate principal amount of approximately $278,478, plus $35,427 in accrued interest, were cancelled in exchange for the issuance of $100,000 in aggregate principal amount of new Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes").

The $100,000 stated principal of New Notes were recorded at their fair value of $91,000 (the average price of the corporate bond trades reported on or around the Effective Date), with the $9,000 of original issue discount ("OID") to be accreted as interest over the life of the New Notes.

As a result of the 2010 Restructuring, we recorded cancellation of debt ("COD") income of $218,164, net of the write-off of $3,121 in deferred loan costs related to the Original Notes and $585 in fees paid to advisors and consultants of our then-senior creditors and of certain of the holders of the Original Notes ("Debt Restructuring Costs") during the first quarter of 2010. During the second quarter of 2010, we incurred an additional $1,035 in Debt Restructuring Costs which were recorded as a reduction in COD income. During 2009, Debt Restructuring Costs totaled $12,867.

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

·The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing of $87,244 and settled $24,862 of intercompany indebtedness to Morris Publishing, resulting in the cancellation of $112,106 (including accrued paid in kind ("PIK") interest) of the Tranche C senior secured debt outstanding under our Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

·We repaid from cash, as required under the Indenture to the New Notes (the "New Indenture"), the entire $19,700 principal amount of Tranche A senior secured debt, plus $16 in accrued cash interest and a $300 prepayment fee, leaving only the $6,800 (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

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

The current portion of long-term debt at December 31, 2010 and 2011 reflects our estimate of required redemptions of New Notes utilizing our Excess Free Cash Flow, as defined under the New Indenture, during 2011 and 2012, respectively.

d.
During 2009, the Credit Agreement, dated as of December 14, 2005 (the "Original Credit Agreement") was amended and restated, converting the entire $136,500 principal amount outstanding under the Original Credit Agreement into the three tranches of term loans:

·           Tranche A - $19,700;
·           Tranche B - $6,800 and
·           Tranche C -$110,000

The current portion of long-term debt at December 31, 2009 included $14,000 in estimated principal payments on the New Notes, the $19,700 repaid on the Tranche A term loan and the $7,021 repaid on the refinanced Tranche B term loan during the twelve months ending December 31, 2010.

Accrued interest on the Original Notes was $31,268 at December 31, 2009 and was classified within long-term maturities of outstanding debt along with the debt (including PIK) outstanding that was either canceled and/or contributed as capital as a result of the 2010 Restructuring.

As a result of the default on the interest payments on the Original Notes and the mandatory repayment of the amounts outstanding under our prior credit facilities, we classified all of the debt outstanding under the Indenture to the Original Notes and under our Original Credit Agreement as current maturities of long-term debt within current liabilities on the consolidated balance sheet as of December 31, 2008.

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

Based on the historical practice of settling a significant portion of the outstanding loan receivable balance with a dividend, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, we have classified the outstanding loan receivable balance as part of member’s deficit and ceased recognizing the interest accrued on the loan receivable as income within our consolidated statements of operations. The interest accrued is included in the loan receivable balance within member's deficit, with the accumulated unrecognized interest classified as an offset to the loan receivable balance within member's deficit. The loan receivable is recorded net of the accumulated unrecognized interest within our consolidated balance sheets.

At December 31, 2007, the amount outstanding on the intercompany loan due from Morris Communications was $3,849, offset by $30,505 due to Morris Communications for income taxes payable on the GateHouse sale. We paid the income taxes payable on the GateHouse sale during 2008.

As part of the 2010 Restructuring, the reduction of the bondholder debt would be accompanied by the cancellation of $110,000 in aggregate principal amount, plus accrued PIK interest, of our Tranche C term loan outstanding under the Credit Agreement, as a settlement of intercompany indebtedness of $24,500 plus interest at 3.5% from September 30, 2009, and as a capital contribution. On March 1, 2010, the effective date of the 2010 Restructuring, Morris Communications settled $24,862 of the intercompany loan receivable, with remaining accumulated unrecognized interest being canceled, in effect, as a capital contribution. On the Effective Date of the 2010 Restructuring, the $1,138 which remained outstanding on the intercompany loan receivable from Morris Communications was satisfied though an offset against the amount due to Morris Communications.

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

Critical accounting policies and estimates

Use of estimates—The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates. We continually evaluate our estimates, including those related to allowances for doubtful accounts, long-lived asset valuation, intangible assets values, management fees, income taxes and post-retirement benefits. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

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

Deferred revenue—Deferred revenue arises as a normal part of business from prepaid subscription payments for newspapers and other publications and from prepayments for advertising. Revenue is realized in the period the publication is delivered or the advertising service is provided.

Fair value of financial instruments—We measure and record in the accompanying consolidated financial statements certain assets and liabilities at fair value on a recurring basis. Accounting guidance establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). These inputs are prioritized as follows:

·	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

·
Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs; and

·	Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants price the asset or liability.

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

Long-term debt. To estimate the fair value of the $71.4 million and $86.5 million aggregate principal amount outstanding of the Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes") at December 31, 2011 and December 31, 2010, respectively, we used the average price of the trades reported on the New Notes on or around those dates. At December 31, 2011 and December 31, 2010, the fair value of the New Notes was approximately $60.0 million and $84.1 million, respectively.

Assets measured on a nonrecurring basis. Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

During 2011, our analysis of impairment of long-lived assets resulted in impairments of property and equipment held for future use. During 2011, 2010 and 2009, operating results included an impairment charge related to commercial printing presses and other equipment being held for sale. We used assessment and current market data, Level 3 inputs, to determine the fair value for those assets analyzed.

Cash and cash equivalents—We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. We held no outstanding debt instruments considered to be cash equivalents at December 31, 2011 and 2010.

Accounts receivable—Accounts receivable are mostly from advertisers and newspaper subscribers. We extend credit and set the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with us and other industry specific data.

We record accounts receivable at the original invoice amount and provide an allowance for doubtful accounts equal to estimated uncollectible accounts. Our estimate is based on regular review of individual customer account balances over 90 days, historical collection experience and consideration of other factors such as a customer’s financial status and other business risk. It is reasonably possible that our estimate of the allowance for doubtful accounts will change.

Write-offs of uncollectible accounts receivable net of recoveries were $0.4 million, $1.3 million, and $2.4 million in 2011, 2010, and 2009, respectively.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, all of which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented 51.5% and 38.6% of our inventory at December 31, 2011 and 2010, respectively, is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1.1 million and $1.3 million higher at December 31, 2011 and 2010, respectively, had the first in, first out method been used for all inventories.

We also experienced LIFO liquidations based on permanent decreased levels in our inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $0.2 million for the year ended December 31, 2011 and $1.1 million for the year ended December 31, 2009. There were no LIFO liquidations for the years ended December 31, 2010.

Net property and equipment— Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the expected useful lives of the assets, as follows:

Useful life
Buildings and improvements	7 – 40 years
Machinery and production equipment	5 – 20 years
Office equipment, fixtures and vehicles	5 – 10 years

The cost and related accumulated depreciation of property and equipment that are retired or otherwise disposed of are relieved from the respective accounts, and the resulting gain or loss is reflected in our results of operations. Construction in progress represents payments on uninstalled machinery and equipment or newly acquired fixed assets not yet placed in service. When material interest cost on construction is process is capitalized with the cost of the asset. Repairs and maintenance costs on the property and equipment are expensed in the period the cost is incurred.

Impairment of long-lived assets— Long-lived assets which include intangible assets with a finite life are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The carrying amount of a group of long-lived assets is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the group of assets. Any unrecoverable carrying amounts are adjusted to fair value.

Long-lived assets and intangibles to be disposed of are reported at the lower of their carrying amount or estimated fair value, less the costs to sell.

The facts and circumstances indicating possible impairment of the long-lived assets existed; therefore we performed impairment tests on these long lived assets as of December 31, 2011, 2010 and 2009.

Long-lived assets held for sale—During the fourth quarter of 2011, we listed for sale the Athens, Georgia Banner-Herald newspaper building and real estate. The following table reflects the net book value of the Athens fixed assets that were reclassified to assets held for sale within our consolidated balance sheet:

2011
Land and easements	$1,192
Buildings and improvements	21,789
Machinery and production equipment	6
Office equipment and fixtures	11
Total	22,998
Less: accumulated depreciation	(10,283)
Net book value	$12,715

Excluding the Athens assets held for sale, other assets held for sale consisted of four commercial printing presses and other equipment, with a combined cost of $11.4 million and net book value of $7.3 million, have been included in other current assets at their combined estimated fair market value of $1.9 million, less $0.2 million in estimated sales costs.
Indefinite-lived intangibles—Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with accounting standards regarding goodwill and other intangible assets. At December 31, 2011, we performed the required impairment tests of the indefinite-lived intangible assets, which resulted in no impairments.

2010 Restructuring—On March 1, 2010 (the "Effective Date"), we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "2010 Restructuring"), thereby reducing the total amount of our debt outstanding from $447.7 million, including accrued interest, at December 31, 2009 to approximately $107.2 million of stated principal. The holders of the  7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), were the only impaired class of creditors and there was no change in equity ownership interests as a result of the 2010 Restructuring.

Management, technology, and shared services fees—

Certain expenses, assets and/or liabilities of Morris Communications and other related parties have been allocated to Morris Publishing. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to Morris Publishing, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable and consistent basis. The costs of these services charged to us may not reflect the actual costs we would have incurred for similar services as a stand-alone company. Morris Publishing, Morris Communications and NIIT Media Technologies, LLC (as described below) have executed various agreements with respect to the allocation of assets, liabilities and costs.

Management fee:

We are a party to a Management Services Agreement (the "Morris Communications Services Agreement") with Morris Communications, pursuant to which we pay a management fee which compensates Morris Communications for corporate services and costs incurred on behalf of Morris Publishing. We have recorded the management fee within other operating costs in the accompanying consolidated statements of operations.

Morris Communications, its subsidiaries or affiliates provide senior executive management services and personnel (including the services of Mr. Morris III, Mr. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, research services, architectural and engineering, and external and internal audit functions, and purchasing.

Prior to March 1, 2010, the management fee was the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of Morris Publishing's business by Morris Communications).

On January 6, 2010, we entered into an amendment to the Morris Communications Services Agreement, effective March 1, 2010, changing the fees payable by us to an allocation of the actual amount of costs of providing the services, with the fees, along with the shared services fees (as described below), together, not to exceed $22.0 million in any calendar year.

Technology and shared services fee:

Prior to September 1, 2010, as a direct result of our initiatives in prior years to develop the Shared Services Center and technological platform, we paid Morris Communications and its subsidiary MStar Solutions, LLC ("MStar") a technology and shared services fee pursuant to the Morris Communications Services Agreement. We have recorded all technology and shared services fees within other operating costs in the accompanying consolidated statements of operations.

Prior to March 1, 2010, as the technology and shared services fee was based on the lesser of 2.5% of our total net operating revenue or the actual technology and shared services costs allocated to us based upon usage. Subsequent to March 1, 2010, the technology and shared services fee payable to Morris Communications was based on the allocation of the actual amount of costs of Morris Communications providing these services, subject to the dollar limitations (as described above).

On July 7, 2011, we entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC ("NIIT Media"), where NIIT Media will provide substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement.

NIIT Technologies Limited, a global information technology services organization headquartered in New Delhi, India, indirectly owns a 60% membership interest in NIIT Media. MStar contributed substantially all of its assets to NIIT Media in return for a 40% membership interest in NIIT Media.

The "Commencement Date" of the NIIT MSA was September 1, 2011 and has an initial term of five years from July 7, 2011. For the initial twelve-month period, all services will be performed at a fixed fee of $19.3 million, to be allocated between Morris Publishing and Morris Communications based upon services received.

Morris Communications is required to indemnify Morris Publishing or pay NIIT Media for services, or liabilities related to services, provided or attributable to Morris Publishing to the extent that payments for services during any calendar year would otherwise exceed $22.0 million for (i) services under the Morris Communications Services Agreement, plus (ii) NIIT MSA services that were formerly provided under the Morris Communications Services Agreement. (See Item 8, Note 8.)

Income taxes—We are a single member limited liability company and are thus disregarded for income tax filings, with our results being included in the consolidated federal income tax return of our ultimate parent. However, we are required to provide for our allocated portion of income taxes under a "Tax Consolidation Agreement" with our ultimate parent and other affiliated entities. Accordingly, we recognize an allocation of income taxes in our separate financial statements as if we filed a separate income tax return and remitted taxes for our current tax liability.

Prior to January 28, 2009, we were a wholly-owned subsidiary of Morris Communications, a privately held media company. Our financial results were included in the consolidated federal income tax return of Shivers Trading & Operating Company ("Shivers"), then our ultimate corporate parent, and Morris Communications, then our direct parent. The tax provisions were settled through the Morris Communications intercompany account and Morris Communications made income tax payments based on our financial results.

On January 28, 2009, Shivers and Morris Communications consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our direct parent. In addition, we amended our Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as our new parent, for income tax periods after our corporate reorganization.

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement ("Amended Tax Agreement") with our parent entities, MPG Holdings, Shivers, and Questo and our affiliated entity, Morris Communications. The amendments in the agreement (1) clarify that we will not be liable for adverse consequences related to specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating our income tax payment obligation, the indebtedness of our parent entity, MPG Holdings, will be treated as if it were our indebtedness and (3) provide that the Trustee of the New Notes will have an approval right with respect to elections or discretionary positions taken for income tax return purposes related to specified transactions or actions taken with respect to the indebtedness of MPG Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or Morris Publishing. To the extent the terms of the Amended Tax Agreement require us to pay less than the amount of income taxes that would have been required under the separate return method; such lesser amount will not reduce our income tax expense, but will be treated as a capital contribution by our parent.

We account for income taxes under the provisions of the liability method as required by accounting guidance, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not. During 2009, 2010 and 2011, there were no changes in the method of allocating taxes to Morris Publishing under the Tax Consolidation Agreement.

Member’s surplus—Member’s surplus includes the original investment in Morris Publishing by Morris Communications, our accumulated income (loss), the distributions to (including dividends and restricted payments) and contributions from Morris Communications and other affiliated entities, including those arising from the forgiveness of the net intercompany receivables, payables and loans between Morris Communications, other affiliated entities and Morris Publishing.

Due to Morris Communications—Due to Morris Communications represents a net short-term payable that resulted from operating activities between Morris Publishing and our affiliates or parent.

Recently adopted accounting standards—In October 2009, the Financial Accounting Standards Board ("FASB") issued amendments to the accounting and disclosure for revenue recognition. These amendments, which were effective for us on January 1, 2011, modified the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The adoption of this standard did not have a material impact on our financial condition or results of operations.

Recently issued accounting standards—In May 2011, the FASB amended its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between GAAP and International Financial Reporting Standards. These amendments, which are effective for interim and annual periods beginning after December 15, 2011, also change certain existing fair value measurement principles and disclosure requirements. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

In December 2011, the FASB amended its guidance related to disclosures about offsetting assets and liabilities in the financial statements. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of these amendments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

Business overview

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

·
Advertising revenue: During 2011 and 2010, advertising revenue, including both print and online media formats, represented 68.4% and 71.0%, respectively, of our total net operating revenue. We categorize advertising as follows:

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

Retail, classified and national advertising revenue represented 59.9%, 33.3% and 6.8%, respectively, of our 2011 advertising revenue, compared to 59.3%, 33.7% and 7.0%, respectively, in 2010.

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

·	Circulation revenue: During 2011 and 2010, circulation revenue represented 26.8% and 25.5%, respectively, of our total net operating revenue.

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

Recently, we began implementing a metered online model at some of our newspapers' Web sites, in which users who are not print subscribers are given free access to a limited number of local news articles per month, and after that limit are required to have a paid print or online subscription in order to view additional locally produced articles. In addition, we offer paid online subscriptions at most of our newspapers for access to our content through e-reader platforms.

Subscriptions are sold for one-month, 13 week, 26 week and 52 week terms. We have increased the use of "EZ Pay" (a monthly credit or debit card payment program) programs, door to door sales, kiosks, in-paper and online promotions to increase our circulation. Our call service center has an active stop-loss program for all expiring subscribers.

·
Other revenue: Our other revenue consists primarily of commercial printing, periodicals, and other online revenue. During 2011 and 2010, other revenue represented 4.8% and 3.5%, respectively, of our total net operating revenue.

Printing and distribution: We currently own/lease and operate 10 print facilities with each producing the newspaper and other publications for their respective communities served. The St. Augustine newspaper is currently printed at the Jacksonville facility and Bluffton Today is currently printed at the Savannah facility. The Savannah facility is leased from a related party.

During the fourth quarter of 2011, we sold our Conway building and real estate and entered a short-term, month to month lease arrangement with the buyer. The newspaper's printing press is still in service.

During the fourth quarter of 2011, we listed for sale our Athens building, real estate and printing press. During the first quarter of 2012 the printing of the Athens newspaper was outsourced to a third party. The sale of the printing press, which is not currently in use, is not contingent upon the sale of the building and real estate.

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

We are a member of a consortium which enables us to obtain favorable pricing through the group's reduced negotiated rates. We generally maintain a company average of 25 to 30 day inventory of newsprint which is a readily available commodity.

Operating strategy

We intend to remain the preeminent convener and server of community audiences in markets we serve by converting ourselves from a newspaper company into a digital-first media company that publishes newspapers. We will continue to stay true to the mission we have always cherished in our business: Helping people live better lives through information – information that is helpful, necessary and essential to them.

While it is probable that print advertising will continue to decline, we believe that initially the difference will not be made up by online advertising gains. We do believe that through our transformational strategy that it will be possible to offset some of the print losses with digital gains. We intend to develop increased subscription revenue streams from our online content, tablet, and mobile platforms and to continue to aggressively price our core product the newspaper.

We believe that the key to increasing digital revenue is building audiences from within our current products and new non-traditional audiences and communities that can be monetized. The print format is a major medium that is effective for our readers, advertisers and communities. The market share with our print products gives us a true competitive advantage and a platform from which we can market and promote online products. We strive for coverage that acknowledges the diversity of our readers while remaining committed to the highest standards of journalism with all of our news and information products.

Critical to our success is our transformation to a digital-first media company. Our strategy is focused in three primary areas:

·	Sales,
·	Audience/marketing, and
·	Operations.

The focus of our Sales strategy is to capture rising digital spending and increase digital market share. We will do this by placing more emphasis on digital sales through increased training on digital sales and increased sales efforts. Additionally, we are reviewing our current pricing structure, products, sales tools, and sales approaches with the intent to move to a new sales platform and are centralizing our national sales.

The focus of our Audience/Marketing strategy is to reconstruct our newsrooms for digital audience growth, focus on non-news digital audiences, and produce more content at an overall lower cost. We will build a comprehensive rebranding strategy with metrics to measure our brand for positioning, acceptance and growth. This is in direct support of becoming a digital media company.

In addition, we seek to utilize advanced technology and superior content to be fully engaged in meeting the industry imperative of building and maintaining circulation and readership in a competitive climate. We are actively developing online and mobile products, including mobile Web sites, tablet editions and apps.

The focus of our Operations strategy is to continue to reduce the operational costs of the core print business and maximize subscription revenue through aggressive pricing. We will outsource printing and other non-core functions where feasible and will sell unproductive assets if viable.

In addition, we will continue to pursue permanent reductions in our controllable expenses and to share resources across our organization, allowing each of our newspapers access to technology, and additional management expertise, content and advertisers.

Financial summary for the year ended December 31, 2011 versus 2010.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2011 and 2010:

	Twelve months ended December 31,
(dollars in thousands)	2011	2010

Total net operating revenues	$225,203	$243,191
Operating expenses	214,324	227,660
Operating income	10,879	15,531
Other expenses (income)
Interest expense and loan amortization costs	10,691	17,132
Income from cancellation of debt	-	(218,164)
Other income, net	(35)	(152)
Total other expense (income), net	10,656	(201,184)
Income before taxes	223	216,715
Provision for income taxes	199	11,733
Net income	$24	$204,982

During 2011, our total net operating revenue was $225.2 million, down $18.0 million, or 7.4%, from $243.2 million in 2010 and total operating expenses were $214.3 million, down $13.4 million, or 5.9%, from $227.7 million in 2010. As a result, our operating income was $10.9 million for 2011, down $4.7 million, or 30.0%, from $15.5 million during 2010.

Interest (including paid in kind ("PIK") interest) and loan amortization expense, and accretion of OID is summarized in the table below: (dollars in thousands)

Debt and interest rate	2011	2010

Original Notes
Stated interest @ 7.0% per annum	$-	$3,249
Default interest @ 1.0% per annum-compounded	-	910
	-	4,159

New Notes
Stated interest @ 10.0% per annum	7,799	7,758
Accretion of original issue discount	2,516	2,607
	10,315	10,365

Credit Agreement (as described below)
Tranche A @ 15.0% per annum	-	501
Tranche B @15.0% per annum-(PIK)	-	339
Tranche C @ 5.0% per annum-(PIK)	-	914
	-	1,754

Working Capital Facility @ LIBOR plus 4.0%, minimum 6.0%	28	10
Prepayment penalty-Tranche A	-	300
Other	10	(73)
Total interest expense	10,353	16,515
Loan amortization	338	617
Interest and loan amortization expense, and accretion of OID	$10,691	$17,132

During 2010, we recorded $218.2 million in cancellation of debt income ("COD" income) as a result of our 2010 Restructuring.

Our income before taxes was $0.2 million in 2011, compared to income before taxes of $216.7 million in 2010. Excluding the $218.2 million in COD income, our loss before taxes was $1.5 million during 2010.

The income tax provision for 2011 and 2010 was $0.2 million and $11.7 million, respectively. Net income was $24 thousand in 2011, compared to net income of $205.0 million in 2010.

Results of operations for the year ended December 31, 2011 versus 2010

Net operating revenue. The table below presents the total net operating revenue for the 12-month periods ended December 31, 2011 and 2010:

(dollars in thousands)	Twelve months ended December 31,		Percentage change
	2011	2010	2011 vs. 2010
Net operating revenues
Advertising
Retail	$92,311	$102,492	(9.9%)
National	10,472	11,974	(12.5%)
Classified	51,277	58,220	(11.9%)
Total advertising revenues	154,060	172,686	(10.8%)
Circulation	60,282	61,962	(2.7%)
Other	10,861	8,543	27.1%
Total net operating revenues	$225,203	$243,191	(7.4%)

Advertising revenue. Advertising revenue was $154.1 million, a decrease of $18.6 million, or 10.8%, from $172.7 million in 2010.

Print and online advertising revenue totaled $106.7 million, down $14.5 million, or 12.0%, from $121.2 million in 2010. Compared to during 2010, total online page-views were 680.5 million, down 0.4 million, or 0.1%, and unique online visitors were 81.8 million, up 12.0 million, or 17.3%.

In addition, insert advertising revenue was $40.4 million, down $3.7 million, or 8.4%, from $44.1 million in 2010 and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $7.0 million, down $0.4 million, or 5.4%, from $7.4 million in 2010.

Compared to 2010, advertising revenue from our 12 daily newspapers was down $17.0 million, or 11.0%.

Our existing Florida newspapers and publications, which account for 31.5% of our total advertising revenues, contributed 35.7% of our entire net decline in advertising revenue.

Advertising revenue from Jacksonville was down $5.0 million, or 10.9%, and St. Augustine was down $1.1 million, or 17.3%. Augusta was down $2.8 million, or 13.5%, Savannah was down $2.1 million, or 13.2%, Lubbock was down $2.0 million, or 12.2%, Topeka was down $0.9 million, or 7.7%, Athens was down $0.9 million, or 12.1%, and Amarillo was down $1.4 million, or 8.6%.

At the end of 2010, we converted Bluffton Today from a daily newspaper to non-daily and began charging for its single copy editions. Excluding Bluffton Today, our four other daily newspapers were, together, down $0.8 million, or 5.9%.

Including Bluffton Today, our non-daily publications were down $1.6 million, or 8.9%. During the second quarter of 2012, we will discontinue publishing the Augusta market's The McDuffie Mirror (Thomson, Ga.) and The Citizen News (Edgefield, SC) to realign our recourses toward other growth opportunities. Net operating revenues for these two publications totaled $0.4 million during 2011.

Retail advertising revenue:

Retail advertising revenue was $92.3 million, down $10.2 million, or 9.9%, from $102.5 million the prior year.

Insert retail advertising revenue was $36.7 million, down $3.2 million, or 8.0%, from $39.9 million, while print and online retail advertising revenue was $49.3 million, down $6.5 million, or 11.6%, from $55.8 million during 2010. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $6.3 million, down $0.5 million, or 7.3%, from $6.8 million in 2010.

Classified advertising revenue:

Total classified advertising revenue was $51.3 million, down $6.9 million, or 11.9%, from $58.2 million in 2010, with Jacksonville down $2.7 million, or 18.9%.

National advertising revenue:

Total national advertising revenue was $10.5 million, down $1.5 million, or 12.5%, from $12.0 million during 2010, with Jacksonville contributing approximately 70% of the net decrease.

Circulation revenue. Circulation revenue was $60.3 million, down $1.7 million, or 2.7%, from $62.0 million during 2010, with the price increases in many of our markets being offset by the decrease in circulation volume.

Average daily and Sunday circulation volume, excluding NIE editions, was down 9.3% and 3.6%, respectively, with Jacksonville contributing about 31% of the weekly circulation decline.

Other revenue. Other income was $10.9 million, up $2.4 million, or 27.1%, from $8.5 million during 2010, with the increase in commercial printing and other operating revenues.

Net operating expenses. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2011 and 2010:

(dollars in thousands)	Twelve months ended December, 31		Percentage change
	2011	2010	2011 vs. 2010

Operating expenses
Labor and employee benefits	$85,944	$95,082	(9.6%)
Employee severance payments	1,483	838	77.0%
Newsprint, ink and supplements	22,429	25,482	(12.0%)
Other operating costs	94,364	96,445	(2.2%)
Impairment of fixed assets	1,744	300	481.3%
Depreciation and amortization	8,360	9,513	(12.1%)
Total operating expenses	$214,324	$227,660	(5.9%)

Labor and employee benefits. Total labor and employee benefit costs, including severance payments, were $87.4 million, down $8.5 million, or 8.9%, from $95.9 million during 2010, with these costs being favorably impacted by reductions in head count.

Compared to 2010, our salaries and wages, excluding the $1.5 million and $0.8 million in employee severance costs during 2011 and 2010, respectively, totaled $63.6 million, down $5.4 million, or 7.8%, from $69.0 million during 2010. Our average full time equivalents ("FTEs") were down 217, or 10.9%, from 2010.

Commissions and bonuses were $9.1 million, down $2.9 million, or 23.9%, from $12.0 million during 2010 primarily due to the decline in advertising revenue.

Employee medical insurance cost was $7.2 million, down $0.2 million, or 3.1%, from $7.4 million during 2010.

Payroll tax expense and other employee costs totaled $6.0 million, down $0.7 million, or 10.4%, from $6.8 million during 2010, due to the reduction in FTEs.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $22.4 million, down $3.1million, or 12.0%, from $25.5 million during 2010.

Compared to 2010, total newsprint expense was $19.5 million, down $3.0 million, or 13.3%, from $22.5 million, with a 4.1% increase in the average cost per ton of newsprint and a 17.4% decrease in newsprint consumption.

Supplements expense totaled $1.5 million, up $0.2 million, or 16.8%, from $1.3 million during 2010. Ink expense totaled $1.4 million, down $0.3 million, or 15.4%, from 2010.

Other operating costs. Other operating costs were $94.4 million, down $2.1 million, or 2.2%, from $96.4 million in 2010.

The management fee paid to Morris Communications totaled $8.4 million and $9.1 million for 2011 and 2010, respectively. The technology and shared services fee paid to Morris Communications totaled $8.1 million and $10.9 million for 2011 and 2010, respectively, and the fees paid to NIIT Media under the NIIT MSA totaled $4.6 million for 2011. In total, the technology and shared services fees totaled $12.7 million during 2011.

The combined technology and shared services fees from Morris Communications and NIIT Media and the management fee charged by Morris Communications under the Morris Communications Services Agreement totaled $21.1 million and $20.0 million for 2011 and 2010, respectively, with the combined fees not to exceed $22.0 million in any calendar year.

Depreciation and amortization. Depreciation and amortization expense was $8.4 million, down $1.1 million, or 12.1%, from $9.5 million in 2010.

Impairment of fixed assets.

Our 2011 and 2010 operating results included an impairment charge related to commercial printing presses and other equipment being held for sale totaling $0.3 million and $0.3 million, respectively, reflecting the adjustment to their estimated fair value.

During 2011, our analysis of impairment of long-lived assets resulted in $1.4 million in impairments of property and equipment held for future use which includes $0.9 million related to the St. Augustine newspaper’s real property and $0.5 million related to press equipment at our Athens newspaper. The 2010 analysis resulted in no impairments of long-lived assets held for future use.

Total impairment recognized in 2011 and 2010 was $1.7 million and $0.3 million, respectively.

During the first quarter of 2012, we contracted with two third party newspapers to produce the print edition copies of The Topeka (Kan.) Capital-Journal and Athens (Ga.) Banner-Herald newspapers. One third party newspaper began printing of the Athens newspaper during the first quarter of 2012 and the other third party newspaper is expected to commence printing of the Topeka newspaper during the second quarter of 2012.

In connection with management's decision to outsource printing of the Topeka newspaper, we anticipate recognizing an impairment on its press equipment ranging from $2.0 million to $2.8 million. The Athens printing press had been impaired during the fourth quarter of 2011 (see above).

Financial summary for the year ended December 31, 2010 versus 2009.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2010 and 2009:

	Twelve months ended December 31,
(dollars in thousands)	2010	2009

Total net operating revenues	$243,191	$256,946
Operating expenses	227,660	235,136
Operating income	15,531	21,810
Other (income) expenses
Interest expense	17,132	31,686
(Income) expense from cancellation of debt	(218,164)	12,867
Write-down of note receivable, net	-	7,538
Other income, net	(152)	(817)
Total other (income) expense, net	(201,184)	51,274
Income (loss) before taxes	216,715	(29,464)
Provision (benefit) for income taxes	11,733	(8,668)
Net income (loss)	$204,982	$(20,796)

During 2010, our total net operating revenue was $243.2 million, down $13.7 million, or 5.4%, from $256.9 million in 2009 and total operating expenses were $227.7 million, down $7.4 million, or 3.2%, from $235.1 million in 2009. As a result, our operating income was $15.5 million for 2010, down $6.3 million, or 28.6%, from $21.8 million during 2009.

The table below summarizes the components of our COD income during 2010: (dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Other costs
Debt restructuring costs-2010	(1,620)
Write-off of deferred loan costs	(3,121)
(4,741)

COD income	$218,164

During 2010 and 2009, we incurred $1.6 million and $12.9 million, respectively, in legal and consultant costs directly related to the restructuring of our then-senior creditors and of certain of the holders of the Original Notes ("Debt Restructuring Costs"). On the Effective Date, we wrote-off $3.1 million in unamortized deferred loan costs associated with the Original Notes and our capitalized loan amortization costs were reduced by the $5.5 million in fully amortized deferred loan costs associated with the credit agreements. This amount was eliminated from the accumulated deferred loan costs on our consolidated balance sheet.

Interest (including PIK interest), loan amortization expense and accretion of OID is summarized in the table below: (dollars in thousands)

	2010	2009

Original Notes
Stated interest @ 7.0%	$3,249	$19,493
Default interest @ 1.0% compounded	910	3,652
	4,159	23,145

New Notes
Stated interest @ 10.0%	7,758	-
Accretion of original issue discount	2,607	-
	10,365	-

Original Credit Agreement
Tranche A @3.44% weighted average per annum	-	2,202
Revolver @3.41% weighted average per annum	-	1,574
Revolver-unused commitment fee @ 0.5%	-	47
	-	3,823

Credit Agreement
Tranche A @ 15.0% per annum	501	640
Tranche B @ 15.0% per annum-(PIK)	339	221
Tranche C @ 5.0% per annum-(PIK)	914	1,192
	1,754	2,053

Working Capital Facility	10	-
Prepayment penalty-Tranche A	300	-
Other	(73)	17
Total interest expense	16,515	29,038
Loan amortization	617	2,648
Interest and loan amortization expense	$17,132	$31,686

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

During the third quarter of 2009, we received a one time principal payment in the amount of $4.0 million from GateHouse Media, Inc. ("GateHouse") to settle the total outstanding note receivable. The remaining $7.5 million, previously reserved, was written off. Interest income from the GateHouse note receivable totaled $0.7 million during 2009.

Our income before taxes was $216.7 million including $218.2 million in COD income; compared to a loss before taxes of $29.5 million during 2009.

The income tax provision (benefit) for 2010 and 2009 was $11.7 million and ($8.7) million, respectively.

Net income in 2010 was $205.0 million compared to a net loss of $20.8 million in 2009.

Results of operations for the year ended December 31, 2010 versus 2009

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

Compared to 2009, advertising revenue from our daily newspapers, including Bluffton Today, was down $11.3 million, or 6.8%. At the end of 2010, we converted Bluffton Today from a daily newspaper to non-daily and began charging for its single copy editions.

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

Other revenue. Other income was $8.5 million, down $0.1 million, or 1.2%, from $8.6 million during 2009, with the increase in commercial printing and other operating revenues being offset by the net write off of Skirt!'s third party licensing fee receivables.

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

Compared to 2009, our salaries and wages, excluding the $0.8 million and $0.4 million in severance costs during 2010 and 2009, respectively, totaled $69.0 million during 2010, down $5.5 million, or 7.4%, from $74.5 million. Our average FTEs for 2010 were down 119, or 5.6%, from 2009.

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

Liquidity and capital resources

Our unrestricted cash balance was $5.3 million at December 31, 2011, compared with $2.6 million at December 31, 2010 and $25.6 million at December 31, 2009.

At December 31, 2011, our sources of liquidity were the cash flow generated from operations, our cash balances and a $10.0 million senior secured Working Capital Facility (as described below). Our primary short term needs for cash were funding operating expenses, capital expenditures, working capital and the quarterly interest payments and any required monthly Excess Free Cash Flow (as described below) redemptions on the New Notes.

During the fourth quarter of 2011, we listed for sale our Athens, Georgia newspaper building and real estate (the "Real Property"). On March 19, 2012, we signed an agreement to sell the Real Property for $13.2 million, subject to the Buyer's right to terminate the agreement within 60 days. Under the terms of the Indenture to the New Notes (the "New Indenture"), we would be required to use the net cash proceeds from the sale to prepay any amounts outstanding under our Working Capital Facility and then to offer to repurchase New Notes from note holders on a pro rata basis at 101.0% of the principal amount. We are currently exploring additional repayment or refinancing opportunities, subject to market conditions, with hopes to repay and/or refinance the indebtedness under the New Indenture in 2012.

As permitted by the New Indenture, we intend to maintain a $10.0 million senior secured Working Capital Facility for the foreseeable future. Our current Working Capital Facility terminates on May 15, 2012. Going forward, we intend to continue to renew or replace this Working Capital Facility from time to time. If at any time we do not have a Working Capital Facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

We expect that, for the reasonably foreseeable future, cash generated from operations, together with the proceeds from the Working Capital Facility, will be sufficient to allow us to service our debt, fund our operations, and to fund planned capital expenditures and expansions. However, our cash reserves and the Working Capital Facility may not be sufficient to cover any significant unexpected periods of negative cash flow.

Operating activities. Net cash provided by operations in 2011, was $19.5 million, down $1.3 million from $20.8 million in 2010. Net cash provided by operations was $21.2 million in 2009.

Current assets were $46.9 million and current liabilities, excluding the $17.0 million in outstanding debt, were $26.9 million as of December 31, 2011 as compared to current assets of $36.7 million and current liabilities, excluding the $13.0 million in outstanding debt, were $23.1 million as of December 31, 2010.

Investing activities. Net cash used by investing activities was $2.4 million in 2011, an increase of $1.2 million from $1.2 million used in 2010. Net cash provided by investing activities was $3.3 million in 2009.

During 2011, 2010, and 2009, we spent $3.2 million, $1.3 million, and $0.9 million, respectively, on property, plant and equipment.
We anticipate our total capital expenditures to range from $4.0 million to $5.0 million during 2012.

During 2011, we sold our newspaper building in Conway, Arkansas for $0.6 million, in cash, at closing. The net book value of the real estate and fixed assets sold was $0.5 million ($1.2 million in recorded cost less $0.7 million in accumulated depreciation). Other net proceeds from sale of property and equipment totaled $0.2 million, $0.1 million and $0.2 million during 2011, 2010 and 2009, respectively.

During 2009, we collected $4.0 million on a note receivable from GateHouse.

Financing activities. Net cash used in financing activities was $14.4 million in 2011, compared to $42.6 million used in 2010 and $3.6 million used in 2009. A majority of our net cash utilized in 2011 and 2010 was due to 2010 Restructuring and the redemptions of the New Notes.

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

During 2011, we acquired for $0.1 million a 0.8974% membership interest in NewsRight, LLC ("NewsRight"), which markets content produced by newspaper publishers. Promptly upon becoming aware that this transaction was a Restricted Payment (as defined in the New Indenture) we cured this default by selling the entire membership interest in NewsRight to Morris Communications for $0.1 million, with Morris Communications simultaneously transferring the entire membership interest back to us as a capital contribution to Morris Publishing from Morris Communications' parent.

Total debt

At December 31, 2011, our total debt was $67.5 million ($71.4 million in aggregate stated principal outstanding on the New Notes less $3.9 million of original issue discount ("OID"). At December 31, 2010, our total debt was $80.1 million ($86.5 million in aggregate stated principal outstanding on the New Notes less $6.4 million of OID). The average interest rate on our total aggregate principal amount of debt outstanding, excluding the effective rate of the OID on the New Notes, was 10% at December 31, 2011 and December 31, 2010. The OID accretion related to the New Notes was recorded as additional interest expense.

The current maturities of long-term debt as of December 31, 2011 and December 31, 2010 totaled $17.0 million and $13.0 million, respectively. The current maturities of long-term debt reflect our estimate of required redemptions of New Notes utilizing Excess Free Cash Flow within the following twelve-month period.

There were no outstanding borrowings against the Working Capital Facility at December 31, 2011 or December 31, 2010. Interest accrues on outstanding principal at LIBOR plus 4%, with a minimum rate of 6%.

New Notes

On March 1, 2010, the Effective Date of the 2010 Restructuring, we entered into the New Indenture and issued $100.0 million in New Notes.

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010 and payable in cash quarterly. The New Notes mature on October 1, 2014.

The New Notes are secured by a lien on substantially all of our assets. The New Notes, and the liens securing the New Notes, will be subordinated to any of our senior debt, which included the Refinancing Indebtedness (as described below) and includes the Working Capital Facility.

Under certain conditions, the New Notes may be redeemed at our option. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the New Indenture, we must offer to use proceeds to redeem the Notes. Upon a change of control of Morris Publishing, we must offer to repurchase all of the New Notes.

During the fourth quarter of 2011, we listed for sale our Athens, Georgia newspaper building and real estate (the "Real Property"). On March 19, 2012, we entered into an Agreement of Purchase and Sale (the "Agreement") with Hagen Creek Properties, Inc., a Georgia corporation ("Buyer"), for the sale of the Real Property. The building is situated on approximately 3.1 acres.

Under the Agreement, the Buyer will pay the Company $13.2 million, payable in cash, at closing (the “Purchase Price”). The Buyer is required to close on the Real Property no later than June 17, 2012. Buyer has broad rights to inspect the Real Property and may terminate the Agreement for any reason within 60 days after the date of the Agreement.

The Company will continue to publish its newspaper, the Athens Banner-Herald, following the sale and will lease back approximately 10,000 square feet of the Real Property for a period of 5 years at an initial rate of $15.25 per square foot per year on a triple net basis, plus an allocation for common area maintenance.

The sale of Athens, Georgia newspaper building and real estate would constitute an "Asset Sale" as defined in the New Indenture. Under the New Indenture, we are required to use the “Net Cash Proceeds” (after deducting certain expenses and taxes, as defined in the New Indenture) from an Asset Sale to prepay any amounts outstanding under our Working Capital Facility and then to offer to repurchase New Notes from note holders on a pro rata basis at a purchase price of 101% of the face amount of the New Notes repurchased.

The “Net Proceeds Offer” (as defined in the New Indenture), must be mailed to holders of the New Notes within 25 days following the “Net Proceeds Offer Trigger Date” (as defined in the New Indenture), which is 100 Business Days following receipt of the Net Cash Proceeds. The New Indenture requires the repurchase to be consummated within 180 days of receipt of the Net Cash Proceeds from an Asset Sale.

The New Indenture contains various representations, warranties and covenants including requirements to provide reports and to file publicly available reports with the United States Securities and Exchange Commission ("SEC") (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures.

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At December 31, 2011, we were in compliance with all financial covenants under the New Indenture.

In addition, the holders of the New Notes, as permitted by the New Indenture, have appointed an observer to our Board of Directors and each of our subsidiaries.

We are required by the New Indenture to use our monthly positive operating cash flow (if any), net of permitted cash flow adjustments, ("Excess Free Cash Flow") to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes; provided, however, that no payment or redemptions are required if Excess Free Cash Flow is less than $250 thousand.

During the twelve months ended December 31, 2011, we redeemed $15.1 million in aggregate stated principal amounts outstanding on the New Notes from our Excess Free Cash Flows. During the twelve months ended December 31, 2010, we redeemed $13.5 million in aggregate stated principal amounts outstanding on the New Notes from our Excess Free Cash Flows and Available Cash Balances (as described below).

Subsequent to December, 2011, we redeemed a total of $7.4 million in aggregate stated principal amounts outstanding on the New Notes as a result of Excess Free Cash Flows through March 15, 2012. The total amount outstanding on the New Notes at March 15, 2012 was $63.9 million of stated principal.

Working Capital Facility

Under the New Indenture related to the New Notes, we were permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

Therefore, during the second quarter of 2010, in connection with, and immediately prior to entering into a working capital facility, we repaid the Tranche B term loan in the amount of $6.8 million (plus PIK interest) with $7.1 million of Refinancing Indebtedness from CB&T, a division of Synovus Bank (the "Bank") and we entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10.0 million (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, we used part of our available cash to fully repay this Refinancing Indebtedness immediately upon its issuance.

In addition, we were required to use part of our remaining cash balance ("Available Cash Balance") upon entering into the Working Capital Facility to redeem $1.8 million of the aggregate stated principal amounts outstanding on the New Notes.

The parties to the Working Capital Facility are Morris Publishing, as borrower, all of our subsidiaries and our parent, as guarantors, and the Bank.

The Working Capital Facility is secured by a first lien on substantially all of our assets and all of our subsidiaries' assets. Liens on such assets were previously granted to the Collateral Agent for the holders of the New Notes pursuant to the New Indenture. Pursuant to the New Indenture and an Intercreditor Agreement between the Collateral Agent and the Bank, the New Notes (and their related liens) are subordinated to the Working Capital Facility. The Working Capital Facility contains various customary representations, warranties and covenants, as well as financial covenants similar to the financial covenants in the New Indenture.

We are permitted by the New Indenture to either renew or replace this Working Capital Facility. If at any time we do not have a working capital facility, we would intend to retain cash flow generated from operations in order to maintain cash balances of up to $7.0 million to provide liquidity, as permitted by the New Indenture, but we would be required to use monthly excess free cash flow to redeem New Notes to the extent our cash balances exceed $7.0 million.

On May 13, 2011, we entered into an agreement with the Bank extending the maturity of the Working Capital Facility to May 15, 2012 with no other changes to the provisions of the agreement.

On September 16, 2011, we entered into an agreement with the Bank that would reduce the availability under the revolving line of credit by any outstanding letters of credit issued by the Bank to Morris Publishing.

On December 7, 2011, we received consents and/or waivers from the Bank permitting or consenting to:

·	The sale and leaseback of our newspaper buildings in Athens, Georgia and Conway, Arkansas.

·
The use of the Net Cash Proceeds (as defined under the New Indenture) from any sale of the real property in Athens, Georgia to prepay any balances under the Working Capital Facility and to repurchase New Notes, without terminating the Working Capital Facility.

·
Our purchase of New Notes (on the open market or otherwise from note holders) so long as the outstanding balance on the Working Capital Facility immediately after the purchase of such New Notes does not exceed $3.0 million.

On March 20, 2012, we received consents and/or waivers from the Bank permitting or consenting to a longer term leaseback of Athens, Georgia Real Property.

Credit Agreement

On October 15, 2009, the Original Credit Agreement was amended and restated under the Credit Agreement, as a condition precedent to the 2010 Restructuring. The amendment and restatement immediately followed the acquisition by Tranche Holdings, LLC, a third party in which our affiliates held a transitory interest, of all outstanding loans under the Original Credit Agreement and the conversion of the entire $136.5 million principal amount outstanding under the Credit Agreement into the three tranches of term loans (the "Senior Refinancing Transaction"):

•           Tranche A - $19.7 million;
•           Tranche B - $6.8 million and
•           Tranche C - $110.0 million

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

The Credit Agreement contained various representations, warranties and covenants generally consistent with the Original Credit Agreement, but with certain additional limitations applicable prior to the repayment in full of the Tranche A term loan. Financial covenants in the Credit Agreement required us to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. At December 31, 2009, we were in compliance with all financial covenants (as amended on October 15, 2009) under the Credit Agreement.

The Tranche B term loan remaining after the 2010 Restructuring ranked pari passu with the New Notes and ceased to be secured by the liens securing the Credit Agreement, and shared in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the 2010 Restructuring, we were permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with Morris Publishing. Such refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B term loan, would be senior to the New Notes and secured by a first lien on substantially all of our assets.

2010 Restructuring

We restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court on March 1, 2010, the Effective Date of the 2010 Restructuring.

·
The claims of the holders of the Original Notes, in an aggregate principal amount of $278.5 million, plus $35.4 million in accrued interest, were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of New Notes. The holders of the Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the 2010 Restructuring.

The table below summarizes the non-cash components (excluding the write-off of deferred loan costs related to the Original Notes) of the income from the cancellation of debt during 2010: (dollars in thousands)

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)

Cancellation of debt income--non-cash components	$222,905

Under the accounting guidance for a debt extinguishment, the total maturities of the New Notes were recorded at fair value on the Effective Date of the 2010 Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding of New Notes, was recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is OID and is accreted over the term of the New Notes.

Based upon the then trading activity in the New Notes, the fair value of the New Notes was $91.0 million at issuance. Therefore, we recorded the New Notes as indebtedness of $91.0 million, with $9.0 million of OID to be accreted as additional interest over the life of the New Notes.

·
The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing of $87.2 million and settled, in effect as a capital contribution, $24.9 million of intercompany indebtedness ($24.5 million, plus interest at 3.5% from September 30, 2009) to Morris Publishing, resulting in the cancellation of the $112.1 million (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

On March 1, 2010, the $1.1 million remaining balance on the intercompany indebtedness was reclassified to a non-interest bearing short-term receivable from Morris Communications and settled through intercompany accounts.

·
On the Effective Date, we repaid from cash on hand, as required under the New Indenture, the entire $19.7 million principal amount of Tranche A senior secured debt, plus accrued interest and a $0.3 million prepayment fee, leaving only the $6.8 million (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136.5 million aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

We were required to use part of our Available Cash Balance after the repayment of the Tranche A senior secured debt to redeem $3.2 million of the aggregate stated principal amounts outstanding on the New Notes and to repay $0.2 million on the Tranche B term loan.

The table below summarizes the effect of the above transactions on our member's (deficiency) interest in assets on the Effective Date of the 2010 Restructuring:

		Loan receivable-Morris Communications
(dollars in thousands)	Increase to member's interest (deficit)	Amount due from (payable to)	Accumulated unrecognized interest	Loan receivable (payable), net	Increase in member's (deficiency) interest in assets

Income from the cancellation of debt	$222,905	$-	$-	$-	$222,905
Capital contribution-settlement of Tranche C debt	87,244	(866)	-	(866)	86,378
Reclassification of accumulated unrecognized interest	6,825	-	(6,825)	(6,825)	-
Settlement of Tranche C debt	-	24,862	-	24,862	24,862
Reclassified to short-term non-interest bearing receivable	-	1,138	-	1,138	1,138
Interest accrued on loan receivable	-	(134)	134	-	-
Change, net	$316,974	$25,000	$(6,691)	$18,309	$335,283

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

Item 7A--Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk-We have limited exposure to the impact of interest rate fluctuations since the majority of our debt is at a fixed rate. See Note 5 to our consolidated financial statements for December 31, 2011, 2010 and 2009 regarding long-term debt.

To estimate the fair value of the $71.4 million aggregate principal amount outstanding of the Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes"); we used the average price of the corporate bond trades reported on or around December 31, 2011. At December 31, 2011, the fair value of the New Notes was approximately $60.0 million.

Contractual obligations-At December 31, 2011, the aggregate maturities on our long-term debt for the next five years and thereafter are as follows: (dollars in thousands)

			Current maturities of debt by period
	Stated interest rate	Total	2012		2013	2014	2015	2016	Thereafter

Contractual obligations

Long-term debt:

New Indenture
Stated principal amount	10.00%	$71,360	$7,422	(1)	$-	$63,938	$-	$-	$-
Pre-tax interest expense		17,179	6,505		6,394	4,280	-	-	-
Total		$88,539	$13,927		$6,394	$68,218	$-	$-	$-

Weighted average interest rate:		10.00%	10.00%		10.00%	10.00%

Operating leases:

Operating leases to Morris Communications and affiliates		$2,455	$2,455		$-	$-	$-	$-	$-
Other operating leases		1,485	728		437	203	117	24	-
		3,940	3,183		437	203	117	24	-

Total payments due:		$92,479	$17,110		$6,831	$68,421	$117	$24	$-

(1) The Indenture to the New Notes (the "New Indenture") requires monthly redemptions of New Notes with certain amounts of "Excess Free Cash Flow" as defined in the New Indenture. Prior to the filing of our December 31, 2011 annual report on Form 10-K with the United States Securities and Exchange Commission, we were contractually obligated to redeem $7.4 million in stated aggregate principal outstanding on the New Notes based upon the Excess Free Cash Flows for each of the first three months of 2012.

The New Notes bear interest at 10% per annum, payable in cash quarterly and mature on September 1, 2014.

On April 26, 2010, we entered into a senior, secured Loan and Line of Credit Agreement with a bank, providing for a revolving line of credit in the amount of $10.0 million (the "Working Capital Facility"). The interest rate is LIBOR plus 4% per annum, with a minimum rate of 6%. There was no outstanding balance on the Working Capital Facility at December 31, 2011.

Newsprint

We consumed approximately 26,973 metric tonnes of newsprint in 2011, an expense representing 9.1% of our total 2011 operating costs. A sustained price increase or an unavailability of supply could adversely affect our profitability and cash flows.

Item 8--Financial Statements and Supplementary Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Member
Morris Publishing Group, LLC

We have audited the accompanying consolidated balance sheet of Morris Publishing Group, LLC as of December 31, 2011, and the related consolidated statements of operations, member’s interest in assets, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Morris Publishing Group, LLC and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Augusta, Georgia
March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Morris Publishing Group, LLC

We have audited the accompanying consolidated balance sheet of Morris Publishing Group, LLC and subsidiaries (the "Company") as of December 31, 2010, and the related consolidated statements of operations, member's interest (deficiency) in assets, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Morris Publishing Group, LLC and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
April 20, 2011

Morris Publishing Group, LLC

Consolidated balance sheets

(dollars in thousands)	December 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,330	$2,636
Accounts receivable, net of allowance for doubtful accounts of $2,008 and $1,763 at December 31, 2011 and 2010, respectively	23,346	26,251
Inventories	1,825	2,160
Deferred income taxes, net	1,150	669
Income tax receivable	-	2,062
Assets held for sale	14,416	1,952
Prepaid and other current assets	845	953
Total current assets	46,912	36,683
NET PROPERTY AND EQUIPMENT	67,069	85,754
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,856 and $3,573 at December 31, 2011 and 2010, respectively	5,665	5,946
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $358 and $472 at December 31, 2011 and 2010, respectively	2,243	2,684
Total other assets	7,908	8,630
Total assets	$121,889	$131,067
LIABILITIES AND MEMBER'S INTEREST IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$6,732	$4,218
Current maturities of long-term debt (Note 5.)	17,000	13,000
Accrued interest expense	1,785	2,163
Due to Morris Communications	1,155	211
Income taxes payable	1,053	-
Deferred revenues	12,090	12,135
Accrued employee costs	2,966	3,083
Other accrued liabilities	1,076	1,292
Total current liabilities	43,857	36,102
LONG-TERM DEBT, less current portion and original issue discount	50,484	67,115
DEFERRED INCOME TAXES, net	21,490	22,632
OTHER LONG-TERM LIABILITIES	2,761	2,668
Total liabilities	118,592	128,517
COMMITMENTS AND CONTINGENCIES (Note 10.)
MEMBER'S INTEREST IN ASSETS
Member's surplus	3,297	2,550
Total liabilities and member's interest in assets	$121,889	$131,067

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of operations

	Twelve months ended December 31,
(dollars in thousands)	2011	2010	2009

NET OPERATING REVENUES:
Advertising	$154,060	$172,686	$184,803
Circulation	60,282	61,962	63,497
Other	10,861	8,543	8,646
Total net operating revenues	225,203	243,191	256,946
OPERATING EXPENSES:
Labor and employee benefits	87,427	95,920	101,277
Newsprint, ink and supplements	22,429	25,482	22,965
Other operating costs (excluding depreciation and amortization)	94,364	96,445	97,388
Impairment of fixed assets	1,744	300	767
Depreciation and amortization expense	8,360	9,513	12,739
Total operating expenses	214,324	227,660	235,136
OPERATING INCOME	10,879	15,531	21,810
OTHER (INCOME) EXPENSES :
Interest expense, including amortization of debt issuance costs and accretion of original issue discount	10,691	17,132	31,686
(Income) expense from cancellation of debt	-	(218,164)	12,867
Write-down of note receivable, net	-	-	7,538
Interest income	(47)	(3)	(653)
Other, net	12	(149)	(164)
Total other expenses (income), net	10,656	(201,184)	51,274
INCOME (LOSS) BEFORE INCOME TAXES	223	216,715	(29,464)
PROVISION (BENEFIT) FOR INCOME TAXES	199	11,733	(8,668)
NET INCOME (LOSS)	$24	$204,982	$(20,796)

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of member's (deficiency) interest in assets

		Loan receivable from Morris Communications
(dollars in thousands)	Member's (deficit) surplus	Amount payable to	Accumulated unrecognized interest	Total loan payable, net	Total member's (deficiency) interest in assets

DECEMBER 31, 2008-	$(275,705)	$(18,071)	$5,861	$(12,210)	$(287,915)
Net loss	(20,796)	-	-	-	(20,796)
Interest accrued on loan receivable		(830)	830	-	-
Advances on loan receivable from Morris Communications	-	(6,099)	-	(6,099)	(6,099)
DECEMBER 31, 2009-	$(296,501)	$(25,000)	$6,691	$(18,309)	$(314,810)
Net income	204,982	-	-	-	204,982
Capital contribution-settlement of Tranche C debt	87,244	(866)	-	(866)	86,378
Reclassification of accumulated unrecognized interest	6,825	-	(6,825)	(6,825)	-
Settlement of Tranche C debt	-	24,862	-	24,862	24,862
Reclassified to short-term non-interest bearing receivable	-	1,138	-	1,138	1,138
Interest accrued on loan receivable	-	(134)	134	-	-
DECEMBER 31, 2010-	$2,550	$-	$-	$-	$2,550
Net income	24	-	-	-	24
Capital contributions	723	-	-	-	723
DECEMBER 31, 2011-	$3,297	$-	$-	$-	$3,297

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of cash flows

(dollars in thousands)	Twelve months ended December 31,
	2011	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$24	$204,982	$(20,796)
Adjustments to reconcile net income to cash provided by operating activities:
Cancellation of debt	-	(222,905)	-
Depreciation and amortization	8,360	9,513	12,739
Deferred income taxes	(1,623)	13,223	(6,154)
Bad debt expense	687	867	2,711
Amortization and write-off of debt issuance costs	338	3,738	2,847
Accretion of original issue discount	2,516	2,607	-
Write-off of note receivable, net	-	-	7,538
Impairment of fixed assets	1,744	300	767
Loss on sale of fixed assets, net	216	49	546
Changes in assets and liabilities:
Accounts receivable	2,218	1,728	5,375
Inventories	335	(50)	596
Prepaids and other current assets	108	1,362	(1,412)
Other assets	103	35	(373)
Accounts payable	1,893	(1,286)	8
Income taxes receivable	2,062	461	(2,523)
Income taxes payable	1,053	-	-
Accrued employee costs	(117)	(141)	(5,028)
Accrued interest expense	(378)	7,492	24,510
Due to Morris Communications	944	(1,397)	1,108
Deferred revenues and other liabilities	(261)	358	(1,217)
Other long-term liabilities	(688)	(142)	(72)
Net cash provided by operating activities	19,534	20,794	21,170
INVESTING ACTIVITIES:
Capital expenditures	(3,172)	(1,304)	(918)
Collection of note receivable	-	-	4,000
Net proceeds from sale of property and equipment	757	106	184
Net cash (used in) provided by investing activities	(2,415)	(1,198)	3,266
FINANCING ACTIVITIES*:
Proceeds from revolving credit facility-Original Credit Agreement	-	-	10,000
Repayment of Tranche A term loan-Original Credit Agreement	-	-	(6,750)
Repayment of Tranche A term loan-Credit Agreement	-	(19,700)	-
Repayments on Tranche B term loan-Credit Agreement	-	(7,360)	-
Proceeds from Refinancing Indebtedness	-	7,126	-
Repayment of Refinancing Indebtedness	-	(7,126)	-
Redemptions of New Notes	(15,148)	(13,492)	-
Proceeds from Working Capital Facility	8,750	7,703	-
Repayments on Working Capital Facility	(8,750)	(7,703)	-
Capital contribution from parent	723	-	-
Payment of debt issuance costs	-	(1,046)	(731)
Advances on loan receivable from Morris Communications	-	(1,000)	(6,099)
Net cash used in financing activities	(14,425)	(42,598)	(3,580)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,694	(23,002)	20,856
CASH AND CASH EQUIVALENTS, beginning of period	2,636	25,638	4,782
CASH AND CASH EQUIVALENTS, end of period	$5,330	$2,636	$25,638

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$8,215	$5,615	$4,555
Income tax refund	1,342	2,252	-

* See Note 5 for non-cash financing activities in 2010.

See notes to consolidated financial statements.

Morris Publishing Group, LLC
Notes to consolidated financial statements
(dollars in thousands)

1.        Nature of operations and summary of significant accounting policies

Basis of presentation and nature of operations—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), and present Morris Publishing Group, LLC and its wholly owned subsidiaries ("Morris Publishing" or the "Company") consolidated financial position, results of operations, and cash flows.

As further described in Note 8, certain expenses, assets and liabilities of Morris Communications Company, LLC ("Morris Communications"), an affiliate of Morris Publishing, have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable and consistent basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

The Company is a limited liability company under the laws of the state of Georgia and, as such, the liability of the Company's member is limited.

Business segments—The Company owns and operates 12 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. The Company operates in a single reporting segment, and the presentation of the Company's financial condition and performance is consistent with the way in which the Company's operations are managed.

Principles of consolidation—The accompanying consolidated financial statements include the accounts of Morris Publishing and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Deferred revenue—Deferred revenue arises as a normal part of business from prepaid subscription payments for newspapers and other publications and from prepayments for advertising. Revenue is realized in the period the publication is delivered or the advertising service is provided.

Cash and cash equivalents—The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company held no outstanding debt instruments considered to be cash equivalents at December 31, 2011 and 2010.

Accounts receivable—Accounts receivable are mostly from advertisers and newspaper subscribers. The Company extends credit and sets the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with the Company and other industry specific data.

The Company records accounts receivable at the original invoice amount and provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on regular review of individual customer account balances over 90 days, historical collection experience and consideration of other factors such as a customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, all of which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented 51.5% and 38.6% of the Company’s inventory at December 31, 2011 and 2010, respectively, is determined by the last in, first out method ("LIFO"). Costs for newsprint inventory would have been $1,070 and $1,314 higher at December 31, 2011 and 2010, respectively, had the first in, first out method been used for all inventories.

The Company also experienced LIFO liquidations based on permanent decreased levels in its inventories. These LIFO liquidations resulted in a decrease in cost of products sold of $246 for the year ended December 31, 2011 and $1,144 for the year ended December 31, 2009. There were no LIFO liquidations for the years ended December 31, 2010.

Fair value—The Company measures and records certain amounts in the accompanying consolidated financial statements at fair value. See Note 6 for a description of these estimates and the Company's accounting policies.

Net property and equipment—Property and equipment is stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the expected useful lives of the assets, as follows:

Useful life
Buildings and improvements	7 – 40 years
Machinery and production equipment	5 – 20 years
Office equipment, fixtures and vehicles	5 – 10 years

The cost and related accumulated depreciation of property and equipment that are retired or otherwise disposed of are relieved from the respective accounts, and the resulting gain or loss is reflected in the results of operations. Construction in progress represents payments on uninstalled machinery and equipment or newly acquired fixed assets not yet placed in service. When material, interest cost on construction in progress is capitalized with the cost of the asset. Repairs and maintenance costs on the property and equipment are expensed in the period the cost is incurred.

Impairment of long-lived assets—Long-lived assets which include intangible assets with a finite life are tested for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The carrying amount of a group of long-lived assets is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the group of assets. Any unrecoverable carrying amounts are adjusted to fair value. Long-lived assets and intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value, less the costs to sell.

The facts and circumstances indicating possible impairment of certain long-lived assets existed, therefore the Company performed impairment tests on these long lived assets as of December 31, 2011, 2010 and 2009.

Indefinite-lived intangible assets —Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with accounting standards regarding goodwill and other intangible assets. At December 31, 2011, the Company performed the required impairment tests of the indefinite-lived intangible assets, which resulted in no impairments.

Income taxes—The Company is a single member limited liability company and is thus disregarded for income tax filings, with its results being included in the consolidated federal income tax return of its ultimate parent. However, the Company is required to provide for its allocated portion of income taxes under a "Tax Consolidation Agreement" with its ultimate parent and other affiliated entities. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements as if it filed a separate income tax return and remitted taxes for its current tax liability.

Prior to January 28, 2009, Morris Publishing was a wholly-owned subsidiary of Morris Communications, a privately held media company. The Company's financial results were included in the consolidated federal income tax return of Shivers Trading & Operating Company ("Shivers"), then the Company's ultimate corporate parent, and Morris Communications, then the Company's direct parent. The tax provisions were settled through the Morris Communications intercompany account and Morris Communications made income tax payments based on the Company's financial results.

On January 28, 2009, Shivers and Morris Communications consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its direct parent. In addition, the Company amended its Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as its new parent, for income tax periods after the Company's corporate reorganization.

On January 6, 2010, the Company entered into an Amended and Restated Tax Consolidation Agreement ("Amended Tax Agreement") with its parent entities, MPG Holdings, Shivers, and Questo and its affiliated entity, Morris Communications. The amendments in the agreement (1) clarify that the Company will not be liable for adverse consequences related to specified extraordinary transactions in 2009 primarily relating to its parent entity and other related entities, (2) provide that, in calculating the Company's income tax payment obligation, the indebtedness of its parent entity, MPG Holdings, will be treated as if it were the Company's indebtedness and (3) provide that the Trustee of the indenture to the Floating Rate Secured Notes due 2014, dated as of March 1, 2010 (the "New Notes") will have an approval right with respect to elections or discretionary positions taken for income tax return purposes related to specified transactions or actions taken with respect to the indebtedness of MPG Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or the Company. To the extent the terms of the Amended Tax Agreement require the Company to pay less than the amount of income taxes that would have been required under the separate return method; such lesser amount will not reduce the Company's income tax expense, but will be treated as a capital contribution by its parent.

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

With few exceptions, the tax filings of Company’s parent are no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2008.

Member’s surplus—Member’s surplus includes the original investment in the Company by Morris Communications, accumulated income (loss) of the Company, the distributions to (including dividends and restricted payments) and contributions from Morris Communications and other affiliated entities, including those arising from the forgiveness of the net intercompany receivables, payables and loans between Morris Communications, other affiliated entities and the Company.

Due to Morris Communications—Due to Morris Communications represents a net short-term payable that resulted from operating activities between the Company and its affiliate or parent.

Subsequent events—Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company has reviewed events occurring through the date the financial statements were issued, and the Company has concluded that no material subsequent events occurred requiring additional accrual or disclosure in the financial statements except for the amounts of principal redeemed on the New Notes (see Note 5) and any other subsequent events described in Note 12.

Recently adopted standards and issued accounting standards

Recently adopted accounting standards—In October 2009, the Financial Accounting Standards Board ("FASB") issued amendments to the accounting and disclosure for revenue recognition. These amendments, which were effective for the Company on January 1, 2011, modified the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

Recently issued accounting standards—In May 2011, the FASB amended its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between GAAP and International Financial Reporting Standards. These amendments, which are effective for interim and annual periods beginning after December 15, 2011, also change certain existing fair value measurement principles and disclosure requirements. The Company does not anticipate the adoption of this guidance will have a material impact on its financial statements.

In December 2011, the FASB amended its guidance related to disclosures about offsetting assets and liabilities in the financial statements. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of these amendments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not anticipate the adoption of this guidance will have a material impact on its financial statements.

2.         Accounts receivable

Accounts receivable at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Accounts receivable	$25,354	$28,014
Less: allowance for doubtful accounts	(2,008)	(1,763)
Net book value	$23,346	$26,251

Write-offs of uncollectible accounts receivable net of recoveries were $442, $1,278, and $2,360 in 2011, 2010, and 2009, respectively.

The changes in the Company’s estimate for the allowance for doubtful accounts were as follows for the years ending December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$1,763	$2,174	$1,823
Additions charged to expense	687	867	2,711
Write-offs, net of recoveries	(442)	(1,278)	(2,360)
Balance at end of year	$2,008	$1,763	$2,174

3.         Property and equipment

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Land and easements	$9,638	$10,861
Buildings and improvements	78,385	101,500
Machinery and production equipment	145,156	144,504
Office equipment and fixtures	52,545	52,333
Construction in progress	1,474	256
Total	287,198	309,454
Less: accumulated depreciation	(220,129)	(223,700)
Net book value	$67,069	$85,754

Depreciation expense totaled $8,077, $9,148, and $11,064 for the years ended December 31, 2011, 2010, and 2009, respectively.

During the fourth quarter of 2011, the Company sold its newspaper building in Conway, Arkansas for $665, in cash, at closing. The net book value of the real estate and fixed assets sold was $531 ($1,227 in recorded cost less $696 in accumulated depreciation). The Company entered into a short-term, month to month lease arrangement with the buyer.

During the fourth quarter of 2011, the Company listed for sale its Athens (Ga.) newspaper building and real estate. (See Notes 5 and 12.) The following table reflects the net book value of the Athens newspaper's fixed assets (excluding its printing press) that were reclassified to assets held for sale within the Company's consolidated balance sheet:

2011
Land and easements	$1,192
Buildings and improvements	21,789
Machinery and production equipment	6
Office equipment, fixtures and vehicles	11
Total	22,998
Less: accumulated depreciation	(10,283)
Net book value	$12,715

In addition to the Athens property held for sale, the Company holds press equipment for sale at its Jacksonville (Fla.), Savannah (Ga.) and St. Augustine (Fla.) locations with a carrying value of $1,701 and $1,952 at December 31, 2011 and 2010, respectively. The Company is actively marketing the sale of these assets.

The Company’s 2011, 2010 and 2009 operating results included an impairment charge related to commercial printing presses and other equipment being held for sale totaling $250, $300, and $767, respectively, reflecting the adjustment in the estimated fair value.

During 2011, the Company's analysis of impairment of long-lived assets resulted in $1,494 in impairments of property and equipment held for future use; of which $760 was related to the St. Augustine newspaper’s real property and $524 related to press equipment at its Athens newspaper. The 2010 and 2009 analyses resulted in no impairments of long-lived assets held for future use.

Total impairment recognized in 2011, 2010 and 2009 was $1,744, $300, and $767, respectively.

4.         Other intangible assets

Changes in the carrying amounts of the Company’s other intangible assets for the years ended December 31, 2011, 2010, and 2009 are as follows:

Other intangible assets

Balance at December 31, 2009	$6,311
Amortization expense	(365)
Balance at December 31, 2010	5,946
Additions	2
Amortization expense	(283)
Balance at December 31, 2011	$5,665

The Company recorded $283, $365, and $1,675 of amortization expense during the years ended December 31, 2011, 2010, and 2009, respectively, associated with its finite-lived intangible assets.

Amortization expense for 2009 included $1,023 in accelerated amortization on discontinued publications. The finite-lived assets for these discontinued publications had a cost of $4,920 and total accumulated amortization of $3,897.

Estimated amortization expense of the Company’s finite-lived intangible assets for the next five years as of December 31, 2011 is as follows:

Amortization expense
2012	$264
2013	254
2014	146
2015	119
2016	119

Newspaper mastheads (newspaper titles) and Web site domain names are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the Company’s mastheads with the carrying amount. The Company performed impairment tests on newspaper mastheads as of December 31, 2011, 2010 and 2009. Based on the results of those tests, no impairment loss was recognized.

Intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives which range from 5 to 20 years.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore the Company performed impairment tests on these long-lived assets as of December 31, 2011, 2010 and 2009. Based on these results, no impairment loss was recognized.

The gross carrying amounts and related accumulated amortization of the Company’s finite-lived and indefinite-lived intangible assets at December 31, 2011 and 2010 were as follows:

	Cost	Accumulated amortization	Net cost

December 31, 2011:

Finite-lived intangible assets
Subscriber lists	$4,365	$3,002	$1,363
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	3,052	1,363

Indefinite-lived intangible assets*
Newspaper mastheads	5,031	792	4,239
Domain names	75	12	63
Total indefinite-lived intangible assets	5,106	804	4,302

Total other intangible assets	$9,521	$3,856	$5,665

December 31, 2010:

Finite-lived intangible assets
Subscriber lists	$4,365	$2,719	$1,646
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	4,415	2,769	1,646

Indefinite-lived intangible assets*
Newspaper mastheads	5,031	792	4,239
Domain names	73	12	61
Total indefinite-lived intangible assets	5,104	804	4,300

Total other intangible assets	$9,519	$3,573	$5,946

*Indefinite-lived intangible assets are no longer being amortized for the periods presented.

5.       Long-term debt

Total debt

At December 31, 2011, the Company's total debt was $67,484 ($71,360 in aggregate stated principal outstanding on the New Notes less $3,876 of original issue discount (“OID”)). At December 31, 2010, the Company's total debt was $80,115 ($86,508 in aggregate stated principal outstanding on the New Notes less $6,393 of OID). The average interest rate on the Company's total aggregate principal amount of debt outstanding, excluding the effective rate of the OID on the New Notes, was 10% at December 31, 2011 and December 31, 2010. The OID related to the New Notes was recorded as additional interest expense.

The current maturities of long-term debt as of December 31, 2011 and December 31, 2010 totaled $17,000 and $13,000, respectively. The current maturities of long-term debt reflect the Company's estimate of required redemptions of New Notes utilizing Excess Free Cash Flow (as described below) within the following twelve-month period.

There were no outstanding borrowings against the Working Capital Facility (as described below) at December 31, 2011 or December 31, 2010. Interest accrues on outstanding principal at LIBOR plus 4%, with a minimum rate of 6%.

Interest and loan amortization expense

Interest and loan amortization expense and accretion of original issue discount are summarized in the table below:

Debt and interest rate	2011	2010	2009

Original Notes (as described below)
Stated interest @ 7.0% per annum	$-	$3,249	$19,493
Default Interest @ 1.0% per annum-compounded	-	910	3,652
	-	4,159	23,145

New Notes
Stated interest @ 10.0% per annum	7,799	7,758	-
Accretion of original issue discount	2,516	2,607	-
	10,315	10,365	-

Original Credit Agreement (as described below)
Tranche A @ 3.44% weighted average per annum	-	-	2,202
Revolver @ 3.41% weighted average per annum	-	-	1,574
Revolver-unused commitment fee @ 0.5% per annum	-	-	47
	-	-	3,823

Credit Agreement (as described below)
Tranche A @ 15.0% per annum	-	501	640
Tranche B @ 15.0% per annum-(paid in kind)	-	339	221
Tranche C @ 5.0% per annum-(paid in kind)	-	914	1,192
	-	1,754	2,053

Working Capital Facility @ LIBOR plus 4.0%, minimum 6.0%	28	10	-
Prepayment penalty-Tranche A	-	300	-
Other	10	(73)	17
Total interest expense	10,353	16,515	29,038
Loan amortization expense	338	617	2,648
Interest and loan amortization expense and accretion of OID	$10,691	$17,132	$31,686

During the second quarter of 2010, the Company deferred $453 in debt issuance costs associated with the Working Capital Facility and amortized these costs ratably through May 15, 2011, the original maturity date of the Working Capital Facility. In May 2011, the Company deferred $30 in costs associated with renewing the Working Capital Facility.

During 2010, the Company deferred $593 in debt issuance costs associated with the issuance of the New Notes and is amortizing those costs over the four and one-half year maturity of the New Notes. During 2011 and 2010, loan amortization expense related to these costs totaled $167 and $170, respectively.

During 2009, the loan amortization costs included $1,647 in accelerated deferred loan costs related to the Credit Agreement, dated as of December 14, 2005 (the "Original Credit Agreement"). In addition, the Company wrote off $199 in deferred loan costs related to an amendment to the Original Credit Agreement during January of 2009.

New Notes

On March 1, 2010, the Effective Date of the Company’s 2010 Restructuring (as described below), the Company entered into the indenture to the New Notes (the "New Indenture"), and issued $100,000 in New Notes.

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010 and payable in cash quarterly. The New Notes mature on October 1, 2014.

The New Notes are secured by a lien on substantially all of the assets of the Company. The New Notes, and the liens securing the New Notes, will be subordinated to any senior debt of the Company, which included the Refinancing Indebtedness (as described below) and includes the Working Capital Facility.

Under certain conditions, the New Notes may be redeemed at the option of the Company. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the New Indenture, the Company must offer to use proceeds to redeem the Notes. Upon a change of control of Morris Publishing, the Company must offer to repurchase all of the New Notes.

During the fourth quarter of 2011, the Company listed for sale its Athens, Georgia newspaper building and real estate. See Notes 3 and 12. The sale would constitute an "Asset Sale" as defined in the New Indenture. Under the New Indenture, the Company is required to use the “Net Cash Proceeds” (after deducting certain expenses and taxes, as defined in the Indenture) from an Asset Sale to prepay any amounts outstanding under its Working Capital Facility and then to offer to repurchase New Notes from note holders on a pro rata basis at a purchase price of 101% of the face amount of the New Notes repurchased.

The “Net Proceeds Offer” (as defined in the New Indenture), must be mailed to holders of the New Notes within 25 days following the “Net Proceeds Offer Trigger Date” (as defined in the New Indenture), which is 100 Business Days following receipt of the Net Cash Proceeds. The Indenture requires the repurchase to be consummated within 180 days of receipt of the Net Cash Proceeds from an Asset Sale.

The New Indenture contains various representations, warranties and covenants including requirements to provide reports and to file publicly available reports with the United States Securities and Exchange Commission ("SEC") (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures.

In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At December 31, 2011, the Company was in compliance with all financial covenants under the New Indenture.

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

During the twelve months ended December 31, 2011, the Company redeemed $15,148 in aggregate stated principal amounts outstanding on the New Notes from its Excess Free Cash Flows. During the twelve months ended December 31, 2010, the Company redeemed $13,492 in aggregate stated principal amounts outstanding on the New Notes from its Excess Free Cash Flows and Available Cash Balances (as described below).

Subsequent to December, 2011, the Company redeemed a total of $7,422 in aggregate stated principal amounts outstanding on the New Notes as a result of Excess Free Cash Flows through March 15, 2012. The total amount outstanding on the New Notes at March 15, 2012 was $63,938 of stated principal.

Working Capital Facility

Under the New Indenture related to the New Notes, the Company was permitted to incur "Refinancing Indebtedness", as defined in and contemplated by the New Indenture, within 150 days after March 1, 2010, in order to refinance the Tranche B term loan under the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the "Credit Agreement").

Therefore, during the second quarter of 2010, in connection with, and immediately prior to entering into a working capital facility, the Company repaid the Tranche B term loan in the amount of $6,800 (plus accrued paid in kind ("PIK") interest) with $7,126 of Refinancing Indebtedness from CB&T, a division of Synovus Bank (the "Bank") and the Company entered into a senior, secured Loan and Line of Credit Agreement with the Bank, providing for a revolving line of credit in the amount of $10,000 (the "Working Capital Facility"). As required by the New Indenture, upon entering into a working capital facility, the Company used part of its available cash to fully repay this Refinancing Indebtedness immediately upon its issuance.

In addition, the Company was required to use part of its remaining cash balance ("Available Cash Balances") upon entering into the Working Capital Facility to redeem $1,760 of the aggregate stated principal amounts outstanding on the New Notes.

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

On September 16, 2011, the Company entered into an agreement with the Bank that would reduce the availability under the revolving line of credit by any outstanding letters of credit issued by the Bank to the Company.

On December 7, 2011, the Company received consents and/or waivers from the Bank permitting or consenting to:

·	The sale and leaseback of the Company's newspaper buildings in Athens, Georgia and Conway, Arkansas (as described in Note 3).

·
The use of the Net Cash Proceeds (as defined under the New Indenture) from the potential sale of the Athens, Georgia real property to prepay any balances under the Working Capital Facility and to repurchase New Notes, without terminating the Working Capital Facility.

·
The Company's purchase of New Notes (on the open market or otherwise from note holders) so long as the outstanding balance on the Working Capital Facility immediately after the purchase of such New Notes does not exceed $3,000.

Credit Agreement

On October 15, 2009, the Original Credit Agreement was amended and restated under the Credit Agreement, as a condition precedent to the 2010 Restructuring. The amendment and restatement immediately followed the acquisition by Tranche Holdings, LLC, a third party in which Company affiliates held a transitory interest, of all outstanding loans under the Original Credit Agreement and the conversion of the entire $136,500 principal amount outstanding under the Credit Agreement into the three tranches of term loans (the "Senior Refinancing Transaction"):

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

The Tranche B term loan remaining after the 2010 Restructuring ranked pari passu with the New Notes and ceased to be secured by the liens securing the Credit Agreement, and shared in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the 2010 Restructuring, the Company was permitted to refinance the Tranche B term loan, with a term loan and/or revolver provided by a commercial bank unaffiliated with the Company. Such refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B term loan, would be senior to the New Notes and secured by a first lien on substantially all of the Company's assets.

2010 Restructuring

The Company restructured its debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the "2010 Restructuring") on March 1, 2010, the Effective Date of the 2010 Restructuring.

·
The claims of the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the "Original Notes"), in an aggregate principal amount of $278,478, plus $35,427 in accrued interest, were cancelled in exchange for the issuance of $100,000 in aggregate stated principal amount of New Notes. The holders of the Original Notes were the only impaired class of creditors and there was no change in equity ownership interests as a result of the 2010 Restructuring.

The table below summarizes the non-cash components (excluding the write-off of deferred loan costs related to the Original Notes) of the income from the cancellation of debt during 2010:

Cancellation of debt
Cancellation of Original Notes	$278,478
Cancellation of interest accrued on Original Notes	35,427
313,905
Issuance of debt
Issuance of New Notes	(100,000)
Original issue discount	9,000
(91,000)
Cancellation of debt income-non-cash components	$222,905

Under the accounting guidance for a debt extinguishment, the total maturities of the New Notes were recorded at fair value on the Effective Date of the 2010 Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding of New Notes, was recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is OID and is accreted over the term of the New Notes.

Based upon the then trading activity in the New Notes, the fair value of the New Notes was $91,000 at issuance. Therefore, the Company recorded the New Notes as indebtedness of $91,000, with $9,000 of OID to be accreted as additional interest over the life of the New Notes.

·
The Morris family, through their affiliated entities, made a non-cash capital contribution to Morris Publishing of $87,244 and settled, in effect as a capital contribution, $24,862 of intercompany indebtedness ($24,500, plus interest at 3.5% from September 30, 2009) to the Company, resulting in the cancellation of the $112,106 (including accrued PIK interest) of the Tranche C senior secured debt outstanding under the Credit Agreement.

On March 1, 2010, the $1,138 remaining balance on the intercompany indebtedness was reclassified to a non-interest bearing short-term receivable from Morris Communications and settled through intercompany accounts.

·
On the Effective Date, the Company repaid from cash on hand, as required under the New Indenture, the entire $19,700 principal amount of Tranche A senior secured debt, plus $16 in accrued interest and a $300 prepayment fee, leaving only the $6,800 (plus accrued PIK interest) Tranche B term loan remaining outstanding on the $136,500 aggregate principal amount originally outstanding under the Credit Agreement. The Tranche B term loan became pari passu with the New Notes as of the Effective Date.

The Company was required to use part of its Available Cash Balance after the repayment of the Tranche A senior secured debt to redeem $3,211 of the aggregate stated principal amounts outstanding on the New Notes and to repay $232 on the Tranche B term loan.

The table below summarizes the effect of the above transactions on the Company's member's (deficiency) interest in assets on the Effective Date of the 2010 Restructuring:

		Loan receivable-Morris Communications
(dollars in thousands)	Increase to member's interest (deficit)	Amount due from (payable to)	Accumulated unrecognized interest	Loan receivable (payable), net	Increase in member's (deficiency) interest in assets

Income from the cancellation of debt	$222,905	$-	$-	$-	$222,905
Capital contribution-settlement of Tranche C debt	87,244	(866)	-	(866)	86,378
Reclassification of accumulated unrecognized interest	6,825	-	(6,825)	(6,825)	-
Settlement of Tranche C debt	-	24,862	-	24,862	24,862
Reclassified to short-term non-interest bearing receivable	-	1,138	-	1,138	1,138
Interest accrued on loan receivable	-	(134)	134	-	-
Change, net	$316,974	$25,000	$(6,691)	$18,309	$335,283

During the first two quarters of 2010, the Company incurred $1,620 in fees paid to advisors and consultants of its then-senior creditors and of certain of the holders of the Original Notes ("Debt Restructuring Costs"). In addition, the Company wrote-off $3,121 in unamortized deferred loan costs associated with the Original Notes on the Effective Date.

On the Effective Date, the Company's capitalized loan amortization costs were reduced by the $5,545 in fully amortized deferred loan costs associated with the credit agreements. This amount was eliminated from the accumulated deferred loan costs on the Company's consolidated balance sheet.

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

Level 2: Inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities or market corroborated inputs; and

Level 3: Unobservable inputs for which there is little or no market data and which require the Company to develop its own assumptions about how market participants price the asset or liability.

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

The following methods and assumptions were used to estimate the financial instruments which are measured at their fair value:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. The following table provides fair value measurement information for the Company’s debt that was valued at December 31, 2011 and 2010:

Long-term debt	Quoted prices in active markets for identical assets (level 1)	Significant other observable inputs (level 2)	Significant unobservable inputs (level 3)	Total fair value measurements

As of December 31, 2011
New Indenture	$-	$60,049	$-	$60,049

As of December 31, 2010
New Indenture	84,100	-	-	84,100

2011: To estimate the fair value of the $71,360 aggregate principal amount outstanding of the New Notes, the Company used the average price of the Company's bond trades reported on or around December 31, 2011. At the end of 2011, the market for the New Notes was not as active as at the end of 2010, therefore, the New Notes were valued utilizing level 2 inputs. At December 31, 2011, the fair value of the New Notes was approximately $60,000.

2010: To estimate the fair value of the $86,508 aggregate principal amount outstanding of the New Notes, the Company used the average price of the Company's bond trades reported on or around December 31, 2010. At December 31, 2010, the fair value of the New Notes was approximately $84,100.

Assets measured on a nonrecurring basis. Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

During 2011, the Company's analysis of impairment of long-lived assets resulted in impairments of property and equipment held for future use. During 2011, 2010 and 2009, the Company's operating results included an impairment charge related to commercial printing presses and other equipment being held for sale. The Company used cash flow estimates and current market data, Level 3 inputs, to determine fair value.

7.       Income taxes

The provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 totaled $199, $11,733 and $(8,668), respectively.

At December 31, 2011, the Company had $1,053 in taxes payable to its parent company, and at December 31, 2010, the Company had $2,062 in income taxes receivable from its parent.

During 2009, 2010 and 2011, there were no changes in the method of allocating taxes to the Company under the Tax Consolidation Agreement.

Application of the Internal Revenue Code to the Company’s cancellation of debt is subject to differing interpretations which may be significant. As the Company has elected to be treated as a disregarded entity for income tax purposes, income tax uncertainties may affect the Company, its parent and/or affiliates. The Company’s income tax provision has been prepared as if the Company was filing a separate income tax return and the impact of the cancellation of debt on other affiliated parties, if any, has not been recognized. To the extent the terms of the Amended Tax Agreement require the Company to pay less than the amount of taxes that would have been required as a separate corporation (as a result of treating its parent's indebtedness as if it were the Company's indebtedness), such lesser amount will not reduce the Company's tax expense, but will be treated as a capital contribution by its parent. Per this provision under the Amended Tax Agreement, its parent made a $573 capital contribution to the Company during 2011.

The components of the Company’s income tax provision for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009

Current federal and state	$1,822	$(1,490)	$(2,514)
Deferred federal and state	(1,623)	13,223	(6,154)
Total income tax (benefit) expense	$199	$11,733	$(8,668)

The effective tax rate on income from continuing operations before taxes differ from the United States of America ("U.S.") statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective tax rates:

	2011	2010	2009
Tax provision at statutory rate	35.0%	35.0%	35.0%
State income tax, net	1.7%	0.7%	2.6%
Cancellation of debt income	0.0%	(29.8%)	0.0%
Non-deductible bankruptcy charges	0.0%	(0.5%)	(4.6%)
Meal and entertainment expenses	53.0%	0.0%	(3.6%)
Total effective tax rate on income	89.7%	5.4%	29.4%

The difference between the effective rate and statutory rate is primarily attributable to state income and franchise taxes, non-taxability of COD income and the non-deductibility of meal and entertainment expenses.

The net deferred tax liabilities as of December 31, 2011 and 2010 are comprised of the following:

(dollars in thousands)	2011	2010

Deferred tax assets:
Provision for doubtful accounts	$778	$683
Self insurance reserve-included from noncurrent	418	481
Other accrued expenses	22	72
Deferred compensation reserve	144	479
State NOL Carry forward	174	-
Contribution Carry forward	212	312
Deferred debt cost	1,507	1,595
Total deferred tax assets	3,255	3,622

Deferred tax liabilities:
Depreciation and amortization	(21,953)	(24,124)
Intangible assets	(1,370)	(1,264)
Prepaid expenses	(98)	(197)
Total deferred tax liabilities	(23,421)	(25,585)

Valuation allowance:	(174)	-
Net deferred tax liability:	$(20,340)	$(21,963)

The Company has estimated a valuation allowance of $174 at December 31, 2011 for its state net operating loss carry forwards.

8.       Transactions with Morris Communications and other related parties

Management, technology, and shared services fees—Certain expenses, assets and/or liabilities of Morris Communications and other related parties have been allocated to Morris Publishing. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to Morris Publishing, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable and consistent basis. The costs of these services charged to the Company may not reflect the actual costs it would have incurred for similar services as a stand-alone company. Morris Publishing, Morris Communications and NIIT Media Technologies, LLC (as described below) have executed various agreements with respect to the allocation of assets, liabilities and costs.

Management fee

The Company is a party to a Management Services Agreement (the "Morris Communications Services Agreement") with Morris Communications, pursuant to which the Company pays a management fee. The management fee compensates Morris Communications for corporate services and costs incurred on behalf of Morris Publishing, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services.

Prior to March 1, 2010, the Effective Date of the 2010 Restructuring, the management fee was the greater of 4.0% of the Company's annual total operating revenues or the amount of actual expenses allocable to the management of the Company's business by Morris Communications (such allocations to be based upon time and resources spent on the management of Morris Publishing's business by Morris Communications).

On January 6, 2010, Morris Publishing entered into a Fourth Amendment to the Management and Services Agreement ("Fourth Amendment"), effective upon the consummation of the 2010 Restructuring, changing the fees payable by the Company to an allocation of the actual amount of costs of providing the services, with the fees, along with the shared services fees (as described below), together, not to exceed $22,000 in any calendar year.

The management fees totaled $8,426, $9,130, and $10,282 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has recorded the management fee within other operating costs in the accompanying consolidated statements of operations.

Technology and shared services fee

Pursuant to the Morris Communications Services Agreement, the Company has paid Morris Communications and its subsidiary MStar Solutions, LLC ("MStar") a technology and shared services fee.

Prior to March 1, 2010, the Effective Date of the 2010 Restructuring, the technology and shared services fee was payable to Morris Communications and was based on the lesser of 2.5% of Morris Publishing's total net operating revenue or the actual technology and shared services costs allocated to the Company based upon usage.

Subsequent to March 1, 2010 and prior to September 1, 2011, the technology and shared services fee payable to Morris Communications was based on the allocation of the actual amount of costs of Morris Communications providing these, subject to the dollar limitations under the Fourth Amendment (as described above).

On July 7, 2011, Morris Publishing entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC ("NIIT Media"), where NIIT Media will provide the services that had historically been provided MStar, under the Morris Communications Services Agreement.

Under the Morris Communications Services Agreement, services were provided to Morris Publishing by both Morris Communications and MStar. Generally, under the NIIT MSA, NIIT Media is expected to provide substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement, but Morris Communications is expected to continue other services under the Morris Communications Services Agreement.

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

On July 7, 2011, Morris Publishing, Morris Communications and MStar entered into the Fifth Amendment to the Management and Services Agreement (the “Fifth Amendment”). The Fifth Amendment clarified that services under the Fourth Amendment shall be suspended over time in phases to coincide with the provision of such services by NIIT Media under the NIIT MSA.

The technology and shared services fees totaled $12,655, $10,898, and $6,427 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company has recorded all technology and shared services fees within other operating costs in the accompanying consolidated statements of operations.

Employees’ 401(k) plan—The Company participates in Morris Communications’ 401(k) plan under which no contributions by employees to the 401(k) plan are matched by Morris Communications or the Company.

Health and disability plan—The Company participates in Morris Communications’ health and disability plan for active employees. Prior to the second quarter of 2011, Morris Communications had allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The Company had allocated its portion of Morris Communications’ health and disability obligation within the Company's consolidated balance sheet. During the second quarter of 2011, the Company began recording its actual costs and obligation associated with the Morris Communications' plan. This change did not have a material impact on the Company's financial statements.

Under the plan, the Company provides medical, prescription drug, dental and group life insurance programs for full-time employees. Under its medical insurance plan the Company is partially self insured; therefore, it pays a substantial portion of the employee medical costs. The Company has stop loss insurance that limits the Company's liability to $250 per covered member.

The Company's health and disability expense was $7,180, $7,417, and $8,051 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company estimates an amount for claims incurred under the health and disability plan that remain to be paid at year end. The Company's estimate for this obligation under the plan was $1,078 and $1,243 as of December 31, 2011 and December 31, 2010, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ compensation expense—The Company has participated in Morris Communications’ workers’ compensation self-insurance plan, subject to stop loss insurance, which is guaranteed and secured by the Company’s ultimate parent, Questo, Inc., through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported.

The expenses allocated to the Company, based on a percentage of total salaries expense, were $686, $401, and $1,126 for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted payments—Under the terms of the New Indenture, the Company will not declare or pay any dividend or make any distributions on or in respect of shares of the Company's member’s interests to holders of such interests; purchase, redeem or otherwise acquire or retire for value any interests of the Company; or make any investment other than those specifically permitted by the New Indenture.

During 2011, the Company acquired for $150 a 0.8974% membership interest in NewsRight, LLC ("NewsRight"), which markets content produced by newspaper publishers. Promptly upon becoming aware that this transaction was a Restricted Payment (as defined in the New Indenture) the Company cured this default by selling the entire membership interest in NewsRight to Morris Communications for $150, with Morris Communications simultaneously transferring the entire membership interest back to the Company as a capital contribution to the Company from Morris Communications' parent.

No dividends were declared or recorded in 2011 or 2010, with the Company being prohibited under the New Indenture from making any restricted payments.

9.         Reserve on note receivable

During 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc ("GateHouse"). The total purchase price was $115,000 with $105,000 received at closing in cash, with the remainder payable in the form of a one-year $10,000 promissory note bearing interest, payable monthly, at 8% per annum.

The terms of the promissory note were ultimately amended to extend the payment of the note, plus the remaining $1,538 net working capital reimbursement, over eight equal monthly installments, together with interest. During 2009, the Company received a one time principal payment in the amount of $4,000, shown as investing cash flows, from GateHouse to settle the total outstanding obligation. In 2009, the remaining investment of $7,538, previously reserved, was written off within other income and expense.

10.         Commitments and contingencies

Leases—The Company leases certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2016. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2011 are as follows:

Year	Operating leases from Morris Communications and affiliates	Other operating leases	Total
2012	$2,455	$728	$3,183
2013	-	437	437
2014	-	203	203
2015	-	117	117
2016	-	24	24

Savannah production and administrative facility-The Savannah production and administrative facility is owned by an affiliated party and is leased by the Company under a 10-year operating lease expiring on December 31, 2012. The lease payments totaled $2,450 for 2011.

Other commitments-Total rent expense under operating leases was approximately $3,668, $3,749, and $3,903 for the years ended December 31, 2011, 2010, and 2009, respectively.

Litigation and claims—The Company is the defendant or plaintiff in lawsuits related to normal business operations. As of December 31, 2011 and 2010, the Company had reserves for such legal matters of approximately $122 and $265, respectively. The outcome of these matters cannot be predicted with certainty and some of these matters may be disposed of unfavorably to the Company. However, based upon presently available information, the advice of legal counsel concerning such matters, and the aforementioned reserves, the Company does not believe that the outcome of any claims or pending litigation will have a material adverse effect on the Company's financial position, results of operations and cash flows.

Environmental matters—The nature of the Company's operations exposes it to certain risks of liabilities and claims with respect to environmental matters. Management does not believe that environmental compliance requirements are likely to have a material effect on the Company. The Company cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with its operations or facilities and that these would not have a material adverse effect on the Company's business, financial condition or results of operations.

11.         Quarterly operations (unaudited)

The following table summarizes the Company’s quarterly results of operations for the twelve months ending December 31, 2011:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total net operating revenues	$54,916	$55,719	$54,998	$59,570

Gross profit (a)	1,472	782	1,602	7,023

Net (loss) income	(1,150)	(1,239)	(571)	2,984

Unusual and infrequent occurring items recognized in each full quarter-2011

Impairment charge	$-	$-	$-	$1,744

The following table summarizes the Company’s quarterly results of operations for the twelve months ending December 31, 2010:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total net operating revenues	$59,465	$60,354	$59,703	$63,669

Gross profit (a)	2,590	3,491	2,150	7,300

Net income (loss)	205,069	(154)	(873	940

Unusual and infrequent occurring items recognized in each full quarter-2010

Other expenses:
Interest expense on Original Notes (b)	4,159	-	-	-
Interest expense on Credit Agreement	1,253	-	-	-

Other income:
(Income) expense from cancellation of debt (c)	(219,199)	1,035	-	-

Income taxes:
Accrual of long-term tax liability for an uncertain tax position	13,012	-	-	(13,012)

(a) Net sales less costs and expenses directly associated with or allocated to products sold or services rendered.
(b) On March 1, 2010, the effective date of the 2010 Restructuring, the $4,159 in interest expense accrued on the Original Notes during 2010 was canceled as part of the 2010 Restructuring.
(c) On March 1, 2010, the Company consummated its 2010 Restructuring, resulting in cancellation of debt ("COD") income during the first quarter of 2010. The Company incurred $1,620 in Debt 2010 Restructuring Costs during the first and second quarter of 2010, with these costs being netted, as accrued, against the COD income.

Retail advertising revenue is seasonal and tends to fluctuate with retail sales in the Company’s various markets, which is historically highest in the fourth quarter. Classified advertising revenue has historically had a direct correlation with the state of the overall economy and has not been materially affected by seasonal fluctuations.

The Company does not believe there were any other significant unusual or infrequent items, other than those reflected in the table above, that have impacted the Company's quarterly results in 2011 and 2010.

12.         Subsequent events

Agreement for sale of Company's Athens (Ga.) Banner-Herald News building

On March 19, 2012, the Company entered into an Agreement of Purchase and Sale (the "Agreement") with Hagen Creek Properties, Inc., a Georgia corporation ("Buyer"), for the sale of the Company's building and real estate located at One Press Place, Athens, Georgia (the "Real Property"). The building contains approximately 102 thousand square feet of space and is situated on approximately 3.1 acres.

Under the Agreement, the Buyer will pay the Company $13,230, payable in cash, at closing (the “Purchase Price”). The Buyer is required to close on the Real Property no later than June 17, 2012. Buyer has broad rights to inspect the Real Property and may terminate the Agreement for any reason within 60 days after the date of the Agreement.

The Company will continue to publish its newspaper, the Athens Banner-Herald, following the sale and will lease back approximately 10 thousand square feet (approximately 9.8% of total square feet) of the Real Property for a period of 5 years at an initial rate of $15.25 per square foot of office space and tenant's share of common area per year on a triple net basis, plus an allocation for common area maintenance.

Waivers under Working Capital Facility

On March 20, 2012, the Company received consents and/or waivers from the Bank, under the Working Capital Facility, permitting or consenting to the longer term leaseback of such Real Property. The Bank previously consented to the sale of the Real Property and the use of the Net Cash Proceeds from the sale of the Real Property in Athens to prepay any balances under the Working Capital Facility and to repurchase New Notes under the Indenture, without terminating the Working Capital Facility.

Out sourcing of newspaper print editions—During the first quarter of 2012, the Company contracted with the Kansas City (Kan.) Star (the "Star") and Atlanta (Ga.) Journal Constitution (the "AJC") to produce the print edition copies of The Topeka (Kan.) Capital-Journal and Athens (Ga.) Banner-Herald newspapers, respectively. The AJC commenced the printing of the Athens newspaper during the first quarter of 2012 and the Star is expected to commence printing of the Topeka newspaper during the second quarter of 2012.

During 2011, as a result of the analysis of impairment of long-lived assets, the Company impaired $524 related to press equipment at the Athens newspaper.

In connection with management's decision to outsource printing of the Topeka newspaper, the Company anticipates recognizing an impairment on the newspaper's press equipment ranging from $2,000 to $2,800 during the first quarter of 2012

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Dismissal of auditor

On August 17, 2011, we dismissed Deloitte & Touche LLP (“D&T”) as our independent registered public accounting firm.

The audit reports of D&T on our consolidated financial statements as of and for the years ended December 31, 2010 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal year ended December 31, 2010 and during the subsequent interim periods through August 17, 2011 (the date of dismissal), there were no (1) disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of D&T would have caused D&T to make reference in connection with their report to the subject matter of the disagreement, or (2) "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K; except as follows:

(A) We reported in April 2011 that management discovered errors in the accounting treatment for debt extinguishment such that our financial statements as of and for the year ended December 31, 2009, and the interim periods ended March 31, 2010, June 30, 2010 and September 30, 2010, should no longer be relied upon, and that the correction of these errors will be reflected within our Form 10-K for 2010 and subsequently filed interim reports; and

(B) as reported in our Form 10-K for the year ended December 31, 2010, we identified a material weakness in our internal control over financial reporting with respect to the operational effectiveness of controls in the area of accounting for complex non-recurring transactions. As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Engagement of new auditor

On August 16, 2011, we engaged Elliott Davis, LLC (“Elliott Davis”) as our new independent public accountants to serve as our principal accountants to audit our financial statements.

During the two fiscal years ended December 31, 2010 and December 31, 2009, and during the subsequent interim periods through August 16, 2011 (the date of hire), neither we nor anyone acting on our behalf consulted with Elliott Davis regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

During the two fiscal years ended December 31, 2010 and December 31, 2009, and during the subsequent interim periods through August 16, 2011 (the date of hire), neither we nor anyone acting on our behalf consulted with Elliott Davis regarding any matter that was either the subject of a “disagreement,” as defined in Item 304 (a)(1)(iv) of Regulation S-K, or a “reportable event,” within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A--Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting

The management of Morris Publishing Group, LLC ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of Morris Publishing assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 and 2010. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

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

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Based on these assessments, the Company's management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective.

Attestation report of company's registered public accounting firm.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by its registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B—Other Information

None

Part III

Item 10--Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Years in newspaper industry	Title
William S. Morris III	77	55	Chairman of the Board of Directors
William S. Morris IV	52	22	CEO, President and Director
Craig S. Mitchell	53	18	Director, Senior Vice President—Finance, Secretary and Treasurer
Derek J May	43	22	Executive Vice President
Steve K. Stone	59	32	Senior Vice President—Chief Financial Officer

Our directors and executive officers are elected by, and serve at the discretion of its sole member which can add, remove and replace them at any time.

Our Board of Directors does not have any committees, except that it has formed and empowered an audit committee. Our audit committee has been charged to perform for our Board of Directors functions which are similar to the functions similar to an audit committee of a company listed on a public exchange. However, our audit committee does not meet the criteria that would be required for a company listed on a public exchange, because our audit committee (i) does not include independent directors, and (ii) includes a member that is not on our Board of Directors.

Our audit committee is composed of Mr. Morris IV, Mr. Mitchell, both members of our Board of Directors, and Mr. Stone, who is our Chief Financial Officer but is not a member of our Board of Directors. Our Board of Directors chose to include Mr. Stone as a member of the audit committee because of his financial expertise and his knowledge of our business.

The Board of Directors has determined that Mr. Mitchell and Mr. Stone are audit committee financial experts, but that neither is independent.

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

William S. Morris III—Mr. Morris III is the chairman of Morris Communications Company, LLC ("Morris Communications") and Morris Publishing, and their other subsidiaries and affiliates; Pesto, Inc. ("Pesto", Morris Communications' parent), Shivers Trading & Operating Company ("Shivers"), and Questo, Inc. ("Questo", Pesto's and Shivers' parent); and is the chief executive officer of all of these companies except Morris Publishing and its subsidiaries. Mr. Morris is active in community and state affairs, as well as in the newspaper and outdoor advertising industry and has recently completed a term as chairman of the Newspaper Association of America. Mr. Morris has a journalism degree from the University of Georgia and has been in the newspaper business his entire working career.

Mr. Morris III's controlling interest in the beneficial ownership of our equity, his many years of experience involved in the operations and management of our newspapers, his 30 years of experience as the Chairman of our Board of Directors, and his leadership positions with newspaper industry groups uniquely qualify him for service on our board.

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

Mr. Morris IV's significant beneficial ownership of our equity, his many years of experience involved in the operations and management of our newspapers and his position as our President and CEO uniquely qualify him for service on our board.

Craig S. Mitchell— Mr. Mitchell became senior vice president-finance in November 2003 and has served as vice president-finance, secretary and treasurer since 1999 and as a director since 1999. He holds similar positions with Questo, Pesto, Morris Communications, Shivers, and their other subsidiaries and affiliates. Prior to joining Morris Publishing, Mr. Mitchell was employed by Deloitte Haskins & Sells in its tax department and by President Baking Company as its treasurer. Mr. Mitchell holds an accounting degree from Augusta College (currently Augusta State University) and a Master of Accountancy (tax option) from the University of Georgia.

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

Derek J. May—Mr. May was named executive vice president of Morris Publishing Group in May 2011, with responsibility for all operations including digital media assets, newspapers and other publications. He was named assistant to the president of Morris Communications in January 2010 and continues to serve in that role. He has worked at Morris for 22 years in several capacities, including publisher of The St. Augustine Record and director of sales and marketing at The Athens Banner-Herald. He holds a B.S. degree in computer science from Augusta State University.

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

(dollars in thousands)

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

Executive vice presidents

On December 31, 2011, our only other executive officer is Derek J. May, our Executive Vice President ("Current EVP") charged with the operations of our newspaper business and is our only executive officer paid by us. During May of 2011, our Current EVP succeeded James C. Currow, our retiring Executive Vice President ("Retired EVP"), who had been our only Executive Vice President at the end of 2010 and 2009. Thus, the remainder of this "Compensation Discussion and Analysis" will focus on the compensation of these two Executive Vice Presidents.

We are privately held by the Morris family and, accordingly, do not provide any stock options, grants or equity based compensation of any kind. During the last three years, all of our EVPs’ compensation was cash compensation through a base salary. We did not pay any cash bonuses for either of our EVPs for services rendered during the 2009, 2010 and 2011 fiscal years.

With respect to the Retired EVP, we had rewarded his long term performance and continued employment through a non-qualified deferred compensation agreement in which he would become vested in additional compensation amounts over several years of service, and which amounts may become forfeitable upon improper competition with our newspapers. We have no non-qualified deferred compensation agreements with the Current EVP.

Compensation also included benefits and other perquisites, payment of health and welfare plan premiums, and earnings under Morris Communications deferred compensation plan.

Our Board of Directors does not maintain a compensation committee, and the functions of a compensation committee are performed by our Chairman and our Chief Executive Officer. The Chairman and our Chief Executive Officer make the decisions each year regarding executive compensation, including annual base salaries and bonus awards.

Peer group information

With respect to our EVPs, the Chairman and the CEO set the Executive Officers’ base salary and cash bonus in amounts designed to be competitive with total compensation paid by other public companies in the newspaper industry, taking into account differences in relative size.

The Chairman and CEO reviewed the compensation, as disclosed in public filings, paid to executive officers in the companies listed below:

·	A.H. Belo Corporation;
·	Gannett Co., Inc.;
·	GateHouse Media, Inc.;
·	Journal Communications, Inc.;
·	Lee Enterprises, Incorporated;
·	The McClatchy Company;
·	Media General, Inc.;
·	The New York Times Company;
·	The E.W. Scripps Company; and
·	The Washington Post Company.

They did not seek to match the compensation paid by any particular company or any average or other mathematical computation based upon the group of companies, but rather used the compensation figures as information, seeking to stay within the range of compensation paid by these companies for similarly situated executives. While compensation may be influenced by what other companies pay their executives, the primary factors are the EVP's responsibilities, experience and demonstrated performance. The Chairman and the CEO do not base their decisions on any income, revenue, cash flow or other financial targets, or any other pre-determined formula.

Components and criteria of executive compensation

Effective April 1, 2009, we reduced all employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Our Retired EVP's annual base salary was reduced by 10 percent.

The Morris family, including William S. Morris III, our Chairman, and his son, William S. Morris IV, our President and Chief Executive Officer, beneficially own all of the equity ownership interests in us and our parent entities. By virtue of such equity ownership, the Morris family has the sole power to determine the outcome of any company matter or transaction, including compensation matters.

Fiscal year 2011 compensation

Base salary. For 2011, the base salaries of our "Named Executive Officers" were or are based on the review of our chairman and chief executive officer and the following:

-An assessment of the scope of the EVP’s responsibilities and leadership;
-The EVP’s expertise and experience within the industry
-The competitive market compensation paid to executive officers in similar positions at peer group companies in the newspaper industry.
-The EVP’s contributions to the company.

The 2011 annual base salaries for our Executive Vice Presidents are provided in the Summary Compensation Table further below.

For 2011, the Retired EVP's annual base salary remained the same as at the end of 2010, with the Company continuing to pay the Retired EVP's base salary through December 31, 2011. All compensation to the Retired EVP was terminated at the end of 2011.

The current EVP’s salary was set at the rate of $350,000 per year effective upon his becoming an executive officer in May 2011.

Discretionary annual cash incentive bonus. Our Chairman and CEO have discretion to award annual cash incentive bonuses to our EVPs. No bonuses were paid in 2009, 2010 or 2011.

In the future, we may use cash bonuses as an investment in high quality, successful employees who can improve the operational performance of the existing assets and generate new business opportunities and investments that create value for our member. If awarded, the annual cash incentive bonuses may be based on performance and responsibility level rather than on the basis of seniority, tenure or other entitlement, and may be set so that they are competitive with bonuses paid to executive officers in similar positions and with similar responsibilities at other public companies similar to us, either by size or by industry.

Our Chairman and CEO will consider bonus payments based upon financial performance at Morris Publishing and individual newspaper levels, as well as implementing long-term plans and strategies. They have encouraged our Current EVP to increase cash flow available for debt service. However, no financial or performance target or formula has been established.

2004 Performance Unit Grants. In 2004, we issued performance units to our Retired EVP and various other business unit managers under the terms of various Shivers Trading & Operating Company (our indirect parent company) Performance Unit Plans. These performance units were intended to compensate our senior executives and other business unit managers for achieving our annual financial goals at the corporate level. These performance units were valued at the end of 2005, with our Retired EVP's units valued at $12,830. These payments were deferred; with no distributions made in any of the periods presented. We did not choose to issue new units for 2006 or beyond, instead emphasizing the other components of compensation.

Plans. In order to attract and retain key executive talent, we believe that it is or was important to provide our EVP with retirement benefits, including benefits that are in addition to those generally provided to its employees.

401(k) plan—Our EVPs may defer specified portions of their compensation under the 401(k) plan under which no contributions by employees to the 401(k) plan are matched by Morris Publishing.

Elective deferred compensation plan- We had permitted our Retired EVP to elect to defer a portion of his salary under our Elective Deferred Compensation Plan, pursuant to which we credited an employee with earnings on deferred amounts until they became payable in the future. Our Retired EVP did not elect to defer any portion of his 2011 salary under this Plan, but was credited with net losses on his prior deferral amounts. Our Current EVP is not a participant under the Elective Deferred Compensation Plan. For more information about the Executive Deferred Compensation Plan, please refer to the "Non-Qualified Deferred Compensation" table further below.

Summary compensation table. The following table sets forth all compensation from Morris Publishing awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2011 for our executive officers. (Note that the services of our principal executive officer and principal financial officer were provided to us by Morris Publishing affiliates, pursuant to our management agreement.) (actual dollars)

Name and principal position	Year	Salary	Bonus	Non-equity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings (a)	All other compensation		Total

William S. Morris IV	2011	$-	$ -	$-	$-	$-		$-
President and CEO	2010	-	-	-	-	-		-
(principal executive officer)	2009	-	-	-	-	-		-

Steve K. Stone	2011	-	-	-	-	-		-
Senior Vice President-CFO	2010	-	-	-	-	-		-
(principal financial officer)	2009	-	-	-	-	-		-

Derek J May	2011	286,667	-	-	-	26,525	(b)	313,192
Executive Vice President	(c)
(Current)	(c)

James C. Currow	2011	720,000	-	-	(2,939)	15,286	(d)	732,347
Executive Vice President	2010	720,000	-	-	16,248	31,377	(d)	767,625
(Retired)	2009	740,000	-	-	22,671	29,974	(d)	792,645

(a)
Earnings (losses) are credited to a participant's account based upon the investment performance of designated funds or investments chosen, from time to time, by the participant. The amounts shown in this column reflect all earnings for the respective periods (rather than "above market rate earnings").

(b)	Reimbursement for commission on sale of home and other relocation costs.

(c)	Mr. May was not an executive officer of Morris Publishing in 2010 and 2009. Therefore, his compensation for these years is not presented.

(d)
Includes imputed income for use of company vehicle in the amount of $17,103 and $19,606 for 2010 and 2009, respectively, and for the participation in the executive medical reimbursement plan in the amounts of $15,286, $14,274 and $10,368 for 2011, 2010 and 2009, respectively.

No information is presented for options, restricted stock awards, stock appreciation rights or other stock based compensation, because no such compensation has been awarded.

Deferred compensation plan for deferrals table. The following table sets forth the executive contributions, the aggregate earnings and withdrawals and the aggregate balance of the deferred compensation plan for deferrals for the year ended December 31, 2011 for the Retired EVP who received compensation from Morris Publishing in 2011. (actual dollars)

Name and principal position	Executive contributions in 2011 (a)	Aggregate losses in 2011 (a)	Aggregate withdrawals /distributions	Aggregate balance at December 31, 2011
James C. Currow-Executive Vice President (Retired)	$-	$(2,863)	$-	$188,921

(a)	These amounts are included in full in the Summary Compensation Table above.

Performance Unit Grants for deferrals table. The following table sets forth the initial award, the aggregate earnings and withdrawals and the aggregate balance of the Performance Unit Plans for deferrals for the year ended December 31, 2011 for the Retired EVP who received compensation from Morris Publishing in 2011. (actual dollars)

Name and principal position	Aggregate net losses in 2011 (a)	Aggregate withdrawals/distributions	Aggregate balance at December 31, 2011
James C. Currow-Executive Vice President (Retired)	$(86)	$-	$14,192

(a)	These amounts are included in full in the Summary Compensation Table above.

Fiscal year 2011 compensation (actual dollars)

Base salary. For 2012, our Current EVP's base pay is $350,000, unchanged from 2011.

Annual cash incentive bonus. For 2012, we do not anticipate an annual incentive bonus for the Current EVP.

Employment and/or severance agreements

Morris Publishing has no employment or severance agreements with its executive officers. We have designed our incentive and compensation programs to retain key employees, but no such programs obligate any employee to continue to work for us, nor commit Morris Publishing to continue to employ any officer.

Compensation of directors

Our directors received no compensation for their services as such in 2011, 2010, and 2009.

Compensation committee interlocks and insider participation

The functions of a compensation committee were performed by William S. Morris III, our Chairman, and William S. Morris IV, our President and CEO, both of whom are executive officers. However, since their services are provided through our management agreement, and since they receive no executive compensation from us, they were not involved in setting their own compensation from us. During 2011, there was no interlocking relationship between our Board of Directors and the board of directors or compensation committee of any other company.

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

We receive certain services from, and have entered into certain transactions with, Morris Communications. Morris Communications, its subsidiaries or affiliates currently provide senior executive management services and personnel (including the services of Mr. Morris III, Mr. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, research services, architectural and engineering, and external and internal audit functions, and purchasing.

Costs of these services that have been allocated to us are based on actual direct costs incurred or on Morris Communications’ estimate of the proportion of expenses incurred by Morris Communications that related to the services provided to us. Morris Communications made the allocations based on usage or other factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to us. We believe that these allocations have been made on a reasonable and consistent basis, and approximate all of the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services from third parties would have been.

The management fee and the technology and shared services fee do not include other transactions or shared expenses between Morris Publishing, on the one hand, and Morris Communications, on the other hand, including cash management, workers’ compensation expense and intercompany borrowings. (See Part II, Item 8, "Financial Statements and Supplementary Data", Notes 1 and 8.) Morris Communications worker’s compensation self-insurance plan is currently guaranteed and secured by our indirect parent, Questo, Inc., through a letter of credit, although we are obligated to pay our share of liabilities attributable to our employees.

Certain expenses, assets and/or liabilities of Morris Communications and other related parties have been allocated to Morris Publishing. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to Morris Publishing, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable and consistent basis. The costs of these services charged to us may not reflect the actual costs we would have incurred for similar services as a stand-alone company. Morris Publishing, Morris Communications and NIIT Media Technologies, LLC (as described below) have executed various agreements with respect to the allocation of assets, liabilities and costs.

Management fee—We are a party to a Management and Services Agreement (the "Morris Communications Services Agreement") with Morris Communications, pursuant to which we pay a management fee which compensates Morris Communications for corporate services and costs incurred on behalf of Morris Publishing. We have recorded the management fee within other operating costs in the accompanying consolidated statements of operations.

Morris Communications, its subsidiaries or affiliates provide senior executive management services and personnel (including the services of Mr. Morris III, Mr. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, research services, architectural and engineering, and external and internal audit functions, and purchasing.

Prior to March 1, 2010, the management fee was the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of Morris Publishing's business by Morris Communications).

On January 6, 2010, we entered into an amendment to the Morris Communications Services Agreement, effective March 1, 2010, changing the fees payable by us to an allocation of the actual amount of costs of providing the services, with the fees, along with the shared services fees (as described below), together, not to exceed $22.0 million in any calendar year.

Technology and shared services fee—Prior to September 1, 2010, as a direct result of our initiatives in prior years to develop the Shared Services Center and technological platform, we paid Morris Communications and its subsidiary MStar Solutions, LLC ("MStar") a technology and shared services fee pursuant to the Morris Communications Services Agreement. We have recorded all technology and shared services fees within other operating costs in the accompanying consolidated statements of operations.

Prior to March 1, 2010, the technology and shared services fee was based on the lesser of 2.5% of our total net operating revenue or the actual technology and shared services costs allocated to us based upon usage. Subsequent to March 1, 2010, the technology and shared services fee payable to Morris Communications was based on the allocation of the actual amount of costs of Morris Communications providing these services, subject to the dollar limitations (as described above).

On July 7, 2011, we entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC ("NIIT Media"), where NIIT Media will provide substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement.

NIIT Technologies Limited, a global information technology services organization headquartered in New Delhi, India, indirectly owns a 60% membership interest in NIIT Media. MStar contributed substantially all of its assets to NIIT Media in return for a 40% membership interest in NIIT Media.

The "Commencement Date" of the NIIT MSA was September 1, 2011 and has an initial term of five years from July 7, 2011. For the initial twelve-month period, all services will be performed at a fixed fee of $19.3 million, to be allocated between Morris Publishing and Morris Communications based upon services received.

Morris Communications is required to indemnify Morris Publishing or pay NIIT Media for services, or liabilities related to services, provided or attributable to Morris Publishing to the extent that payments for services during any calendar year would otherwise exceed $22.0 million for (i) services under the Morris Communications Services Agreement, plus (ii) NIIT MSA services that were formerly provided under the Morris Communications Services Agreement. (See Item 8, Note 8.)

Other related services—In addition to the management services, we may share other miscellaneous facilities and costs with Morris Communications and its other subsidiaries. Shared costs may include joint promotions or the use of facilities, equipment, supplies or employees of one division for the benefit of an affiliate and Morris Communications will allocate the costs among the various entities. Shared facilities include the home office complex of buildings in Augusta, Georgia, which we own for use of The Augusta Chronicle, but which is also used as the home office and principal place of business of Morris Communications.

In addition, we lease from Morris Communications or its affiliates certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2012. The Savannah production and administrative facility is owned by an affiliated party and is leased by us under a 10-year operating lease expiring on December 31, 2012. The lease payments totaled $2.5 million and $2.4 million for 2011 and 2010, respectively.

Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2011 are as follows:

(dollars in thousands)	Operating leases to Morris Communications and affiliates
2012	$2,455
2013	n/a
2014	n/a
2015	n/a
2016	n/a

In the ordinary course of our business, we may sell goods and services to affiliates, including newspaper advertising, and we may purchase goods and services from affiliates, such as radio or outdoor advertising and promotions or space in hotels owned by affiliates.

Income taxes—We are a single member limited liability company and are thus disregarded for income tax filings, with our results being included in the consolidated federal income tax return of our ultimate parent. However, we are required to provide for our allocated portion of income taxes under a "Tax Consolidation Agreement" with our ultimate parent and other affiliated entities.

Accordingly, we recognize an allocation of income taxes in our separate financial statements as if we filed a separate income tax return and remitted taxes for our current tax liability.

Prior to January 28, 2009, we were a wholly-owned subsidiary of Morris Communications, a privately held media company. Our financial results were included in the consolidated federal income tax return of Shivers Trading & Operating Company ("Shivers"), then our ultimate corporate parent, and Morris Communications, then our direct parent. The tax provisions were settled through the Morris Communications intercompany account and Morris Communications made income tax payments based on our financial results.

On January 28, 2009, Shivers and Morris Communications consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC ("MPG Holdings"), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our direct parent. In addition, we amended our Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as our new parent, for income tax periods after our corporate reorganization.

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement ("Amended Tax Agreement") with our parent entities, MPG Holdings, Shivers, and Questo and our affiliated entity, Morris Communications. The amendments in the agreement (1) clarify that we will not be liable for adverse consequences related to specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating our income tax payment obligation, the indebtedness of our parent entity, MPG Holdings, will be treated as if it were our indebtedness and (3) provide that the Trustee of the New Notes will have an approval right with respect to elections or discretionary positions taken for income tax return purposes related to specified transactions or actions taken with respect to the indebtedness of MPG Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or Morris Publishing. To the extent the terms of the Amended Tax Agreement require us to pay less than the amount of income taxes that would have been required under the separate return method; such lesser amount will not reduce our income tax expense, but will be treated as a capital contribution by our parent.

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

Item 14. Principal Accountant Fees and Services.

Fees and services

During August of 2011, we dismissed Deloitte & Touche LLP (“D&T”) as our independent registered public accounting firm and engaged Elliott Davis, LLC (“Elliott Davis”) as our new independent registered public accounting firm to serve as our principal accountants to audit our financial statements. (See Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure).

The fees for all services provided by D&T for fiscal year 2010 and Elliott Davis for fiscal year 2011 (together, our "Auditors") are as follows: (actual dollars)

Audit fees. The aggregate fees billed for professional services rendered by our Auditors in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports provided to note holders for 2011 and 2010 were as follows: (actual dollars)

	Audit fees
	2011	2010
Deloitte & Touche LLP	$-	$557,842
Elliott Davis, LLC	231,942	-
	$231,942	$557,842

Audit related fees. There were no fees billed for professional services rendered by our Auditors in connection with audit related services in 2011 and 2010.

Tax fees. (actual dollars) The aggregate fees billed for professional services rendered by D&T in connection with our tax compliance, tax advice, and tax planning were $382,446 during 2010. Elliott Davis does not render professional services in connection our tax compliance, tax advice, and tax planning and, therefore, billed no fees for those services in 2011.

All other fees. Our Auditors did not bill us directly for other services in 2011 and 2010, but billed our ultimate corporate parent for services related to employee benefit plans covering our corporate parent’s employees, including our employees. The aggregate fees billed to our corporate parent for professional services rendered by our Auditors in connection with its employee benefit plans in 2011 and  2010 were as follows: (actual dollars)

	Audit related services
	2011	2010
Deloitte & Touche LLP	$-	$26,049
Elliott Davis, LLC	20,000	-
	$20,000	$26,049

None of the "all other fees" billed in 2011 and 2010 were allocated to us, but were provided by Morris Communications under our management agreement.

Other

During 2005, we established an audit committee to perform all functions with respect to our audit under sections 204 and 301 of the Sarbanes Oxley Act. The audit committee has no independent representation and consists of William S. Morris IV, our Chief Executive Officer, and Craig S. Mitchell and Steve K. Stone, both Senior Vice Presidents of the parent and for us.

In 2011 and 2010, the audit committee had no pre-approval policies and procedures described in paragraph(c)(7)(i) of Rule 2-01 of Regulation S-X.

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
10.06
Amended and Restated Tax Consolidation Agreement between Morris Publishing Group, LLC, MPG Newspaper Holding, LLC, Shivers Trading & Operating Company, and Questo, Inc. dated as of January 6, 2010. (8)

10.07
Lease dated December 31, 2002 for Savannah newspaper production facility between Morris Communications Company, LLC (assigned to Morris Publishing Group, LLC) and Savannah Chatham Parkway, LLC, an entity controlled by beneficial owners of the registrants, William S. Morris IV, J. Tyler Morris and Susie M. Baker. (1)

10.08
First Lease Amendment executed February 21, 2005, effective November 1, 2004, amending the Lease dated December 31, 2002 for Savannah newspaper facilities between Morris Publishing Group, LLC and Savannah Chatham Parkway Property, LLC, an entity controlled by beneficial owners of the registrants,William S. Morris IV, J. Tyler Morris and Susie M. Baker. (4)

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

10.13	Loan and Line of Credit Agreement, dated April 26, 2010, between Morris Publishing Group, LLC and Columbus Bank and Trust Company for $10,000,000 Working Capital Facility. (9)
10.14	Master Services Agreement with NIIT Media Technologies, LLC, Dated July 7, 2011. (10)
10.15	Fifth Amendment to Management and Services Agreement with Morris Communications, Dated July 7, 2011. (10)
10.16	Amendment to Loan and Line of Credit Agreement, Dated September 16, 2011, with CB&T, a Division of Synovus Bank. (10)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Morris Publishing Group, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/ 15d-14(a) Certifications

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

(6) Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on October 7, 2008.

(7) Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on October 21, 2009.

(8) Filed as an exhibit to the Form 10-K of Morris Publishing Group filed with the SEC on April 5, 2010.

(9) Filed as an exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on August 16, 2010.

(10) Filed as an exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on November 14, 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC

By:       /s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer

Date:    March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	March 30, 2012
/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	March 30, 2012
/s/ William S. Morris III	Director (Chairman)	March 30, 2012
/s/ Craig S. Mitchell	Director	March 30, 2012

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