Form 10-K/A
period 2011-12-31
MORRIS PUBLISHING GROUP LLC
filed 2012-04-02
CIK 1276477

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

Act.     Yes  ☒    No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any Amendment to this Form 10-K.     N/A

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

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

EXPLANATORY NOTE:

Morris Publishing Group, LLC (“Morris Publishing”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the United States Securities and Exchange Commission on March 30, 2012. This Amendment No. 1 is being filed for the sole purpose of furnishing the correct PDF version of the Form 10-K as an attachment. The PDF version filed with the originally filed form 10-K was an incomplete prior draft, erroneously filed. The attached PDF Form 10-K version is the same as the original Form 10-K HTML version filed via Edgar on March 30, 2012.

No other changes have been made to the Annual Report. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC

Signature	Title	Date

/s/ Steve K. Stone	Senior Vice President, CFO (On behalf of Registrant, and as its Principal Financial and Accounting Officer)	March 30, 2012