Form 10-Q
period 2012-03-31
MORRIS PUBLISHING GROUP LLC
filed 2012-05-14
CIK 1276477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

MORRIS PUBLISHING GROUP, LLC

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

In this report, Morris Publishing Group, LLC (“Morris Publishing”) is considered as and will be referred to as a wholly owned subsidiary of MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers Trading & Operating Company. “We,” “us” “Company” and “our” also refer to Morris Publishing and its subsidiaries and “parent” refers to MPG Holdings.

Morris Communications Company, LLC, a privately held media company, is an affiliate of Morris Publishing.

ii

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors, included within our Annual Report on Form 10-K for the year ended December 31, 2011, as well as other risks and factors identified from time to time in our United States Securities and Exchange Commission filings.

Some of the factors that could cause our actual results to be materially different from our forward-looking statements are as follows:

•	our ability to service our debt;

•	our ability to comply with the financial tests and other covenants in our existing and future debt obligations;

•	further deterioration of economic conditions in the markets we serve;

•	risks from increased competition from alternative forms of media;

•	our ability to contain the costs of labor and employee benefits;

•	our ability to maintain or grow advertising and circulation revenues;

•	our ability to successfully implement our business strategy;

•	our ability to retain employees;

•	industry cyclicality and seasonality; and

•	fluctuations in the cost of our supplies, including newsprint.

iii

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,281	$5,330
Accounts receivable, net of allowance for doubtful accounts of $1,970 and $2,008 at March 31, 2012 and December 31, 2011, respectively	19,750	23,346
Inventories	1,900	1,825
Deferred income taxes, net	1,211	1,150
Assets held for sale	14,416	14,416
Prepaid and other current assets	1,088	845

Total current assets	43,646	46,912

NET PROPERTY AND EQUIPMENT	63,241	67,069

OTHER ASSETS:
Intangible assets, net of accumulated amortization of $3,921 and $3,856 at March 31, 2012 and December 31, 2011, respectively	5,599	5,665

Deferred loan costs and other assets, net of accumulated amortization of loan costs of $424 and $358 at March 31, 2012 and December 31, 2011, respectively	2,036	2,243

Total other assets	7,635	7,908

Total assets	$114,522	$121,889

LIABILITIES AND MEMBER’S INTEREST IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$7,209	$6,732
Current maturities of long-term debt	17,000	17,000
Accrued interest expense	1,598	1,785
Income taxes payable	1,273	1,053
Due to Morris Communications	1,215	1,155
Deferred revenues	12,161	12,090
Accrued employee costs	4,482	2,966
Other accrued liabilities	1,426	1,076

Total current liabilities	46,364	43,857
LONG-TERM DEBT, less current portion and original issue discount	43,799	50,484
DEFERRED INCOME TAXES, net	20,312	21,490
OTHER LONG-TERM LIABILITIES	2,658	2,761

Total liabilities	113,133	118,592
COMMITMENTS AND CONTINGENCIES (Note 6)
MEMBER’S INTEREST IN ASSETS
Member’s surplus	1,389	3,297

Total member’s interest in assets	1,389	3,297

Total liabilities and member’s interest in assets	$114,522	$121,889

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of operations

	Three months ended March 31
(Dollars in thousands)	2012	2011

NET OPERATING REVENUES:
Advertising	$34,250	$37,389
Circulation	14,639	15,340
Other	2,964	2,187

Total net operating revenues	51,853	54,916

OPERATING EXPENSES:
Labor and employee benefits	20,550	22,473
Newsprint, ink and supplements	4,826	5,800
Other operating costs (excluding depreciation and amortization)	22,642	23,018
Impairment of fixed assets	2,400	—
Depreciation and amortization expense	1,874	2,153

Total operating expenses	52,292	53,444

OPERATING INCOME (LOSS)	(439)	1,472

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	2,528	3,146
Interest income	(1)	(1)
Other, net	(40)	50

Total other expense (income), net	2,487	3,195

LOSS BEFORE INCOME TAX BENEFIT	(2,926)	(1,723)
INCOME TAX BENEFIT	(1,018)	(573)

NET LOSS	$(1,908)	$(1,150)

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

	Three months ended March 31,
(Dollars in thousands)	2012	2011

OPERATING ACTIVITIES:
Net loss	$(1,908)	$(1,150)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	1,874	2,153
Write-off of deferred loan costs
Amortization & write off of debt issuance costs	66	113
Accretion of original issue discount	737	933
Bad debt provision	184	(261)
Gain on sale of fixed assets, net	175	64
Impairment of fixed assets	2,400	—
Deferred income taxes	(1,239)	(539)
Changes in assets and liabilities
Accounts receivable	3,411	6,461
Inventories	(75)	(260)
Prepaids and other current assets	(243)	(329)
Other assets	141	—
Accounts payable	881	(718)
Income taxes receivable	—	(34)
Accrued employee costs	1,516	1,007
Accrued interest expense	(187)	(188)
Due to Morris Communications	60	1,956
Deferred revenues and other liabilities	422	630
Income taxes payable	220	—
Other long-term liabilities	(102)	338

Net cash provided by operating activities	8,333	10,176

INVESTING ACTIVITIES:
Capital expenditures	(963)	(219)
Net proceeds from sale of property and equipment	4	5

Net cash used in investing activities	(959)	(214)

FINANCING ACTIVITIES:
Redemption of New Notes	(7,423)	(7,496)

Net cash used in financing activities	(7,423)	(7,496)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49)	2,466
CASH AND CASH EQUIVALENTS, beginning of period	5,330	2,636

CASH AND CASH EQUIVALENTS, end of period	$5,281	$5,102

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$1,895	$2,286
Accrued capital expenditures	404	742

See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC

Notes to condensed consolidated financial statements (unaudited)

(Dollars in thousands)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the financial position and results of operations of Morris Publishing Group, LLC and subsidiaries (“Morris Publishing”, or the “Company”). All such adjustments are of a normal recurring nature. Results of operations for the three-month interim period in 2012 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2011. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements included in the December 31, 2011 Form 10-K.

As further described in Note 2, certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”), an affiliate of Morris Publishing, have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Extinguishment of debt and original issue discount—On March 1, 2010 (the “Effective Date”), the Company restructured its debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the “Restructuring”).

As part of the Restructuring, the claims of the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the “Original Notes”), in an aggregate principal amount of $278,478, plus accrued interest, were cancelled in exchange for the issuance of $100,000 in aggregate stated principal amount of the Floating Rate Secured Notes due 2014 (the “New Notes”).

Under the accounting guidance for a debt extinguishment, the total maturities of the New Notes were recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding of New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is original issue discount (“OID”) and is accreted over the term of the New Notes.

Based upon trading activity in the New Notes, the fair value of the New Notes was $91,000 at issuance. Therefore, the Company recorded the New Notes as indebtedness of $91,000, with $9,000 of OID to be accreted as additional interest over the life of the New Notes.

Fair value of financial instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of March 31, 2012. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at March 31, 2012, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Long-term debt. To estimate the fair value of the $63,938 aggregate stated principal amount outstanding of New Notes, the Company used the average price of the corporate bond trades reported nearest to the end of three month period ended March 31, 2012. At March 31, 2012, the fair value of the New Notes was approximately $60,101.

Inventories—Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method (“LIFO”). Costs for newsprint inventory would have been $1,047 and $1,070 higher at March 31, 2012 and December 31, 2011, respectively, had the first in, first out method been used for all inventories.

2. Transactions with Parent and Affiliates

Management, Technology, Shared Services and Other Related Party Fees—Morris Publishing receives certain services from, and has entered into certain transactions with Morris Communications. The management fee compensates Morris Communications for corporate services and costs incurred on behalf of Morris Publishing, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services. Prior to the Commencement Date (as described below), the technology and shared services fee compensated Morris Communications for technology and shared services.

Prior to March 1, 2010, the Effective Date of the Restructuring, the management fee was the greater of 4.0% of Morris Publishing’s annual total operating revenues or the amount of actual expenses allocable to the management of Morris Publishing’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of Morris Publishing’s business by Morris Communications). In addition, the technology and shared services fee was based on the lesser of 2.5% of Morris Publishing’s total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage.

On January 6, 2010, Morris Publishing entered into a Fourth Amendment to Management and Services Agreement, effective upon the consummation of the Restructuring, changing the fees payable by Morris Publishing to an allocation of the actual amount of costs of providing the services, with the fees not to exceed $22,000 in any calendar year.

On July 7, 2011, Morris Publishing entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC (“NIIT Media”), where NIIT Media will provide the services that had historically been provided by Morris Communications’ subsidiary, MStar Solutions, LLC (“MStar”), under the Management and Services Agreement with Morris Communications and MStar (the “Morris Communications Services Agreement”). The NIIT MSA has a term of five years from July 7, 2011, with Morris Publishing and Morris Communications having the right to renew the agreement for an additional five-year term.

Under the Morris Communications Services Agreement, services were provided to Morris Publishing by both Morris Communications and MStar. Generally, under the NIIT MSA, NIIT Media is expected to provide to Morris Publishing and Morris Communications substantially all of the services formerly provided by MStar under the Morris Communications Services Agreement, but Morris Communications is expected to continue to provide to Morris Publishing all of the management services under the Morris Communications Services Agreement.

NIIT Technologies Limited, a global information technology services organization headquartered in New Delhi, India, indirectly owns a 60% membership interest in NIIT Media. MStar contributed substantially all of its assets to NIIT Media in return for a 40% membership interest in NIIT Media.

The “Commencement Date” of the NIIT MSA was September 1, 2011 During the first year following the Commencement Date, all services will be performed at a fixed fee of $19,300, to be allocated between Morris Publishing and Morris Communications based upon services received.

Following the first anniversary of the Commencement Date, the NIIT MSA provides for monthly charges based on volume and types of services performed and a fee schedule to be agreed upon, provided that, so long as the current level of services required by Morris Communications and Morris Publishing do not change, the combined fees charged to Morris Publishing and Morris Communications will be subject to annual limits ranging from $16,100 to $17,000 during the remainder of the initial five-year term.

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

The management fee incurred with Morris Communications totaled $1,744 and $2,224 for the three-month periods ended March 31, 2012 and 2011, respectively.

The technology and shared service fees incurred with NIIT Media under the NIIT MSA totaled $3,311 for the three month period ended March 31, 2012. The technology and shared services fee incurred with Morris Communications totaled $3,033 for the three-month periods ended March 31, 2011, respectively.

The Company has recorded the management fee and all technology and shared services fees within other operating costs in the accompanying consolidated financial statements.

Due to Morris Communications—Due to Morris Communications represents a net short-term payable that resulted from operating activities between the Company and its affiliate or parent.

Health and disability plan—The Company participates in Morris Communications’ health and disability plan for active employees. Prior to the second quarter of 2011, Morris Communications had allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The Company had allocated its portion of Morris Communications’ health and disability obligation within the Company’s consolidated balance sheet. During the second quarter of 2011, the Company began recording its actual costs and obligation associated with the Morris Communications’ plan. This change did not have a material impact on the Company’s financial statements.

The Company’s health and disability expense was $2,014 and $1,898 for the three-month periods ended March 31, 2012 and 2011, respectively.

The Company’s estimate for the incurred but not yet reported obligation under the plan was $1,091 and $1,078 as of March 31, 2012 and December 31, 2011, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense—The Company has participated in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Questo, Inc. (“Questo”), through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $307 and $291 for the three-month periods ended March 31, 2012 and 2011, respectively.

Income taxes—The Company is a single member limited liability company and is not subject to income taxes, with its results being included in the consolidated federal income tax return of its ultimate parent. However, the Company is required to provide for its portion of income taxes under a “Tax Consolidation Agreement” with its ultimate parent and other affiliated entities. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements as if it filed a separate income tax return and remitted taxes for its current tax liability.

The Company accounts for income taxes under the provisions of the liability method as required by accounting guidance, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not. Management believes it is more likely than not that the Company’s deferred tax assets will be realized.

3. Other Intangible Assets

Newspaper mastheads (newspaper titles and Web site domain names) are not subject to amortization and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The impairment test consists of a comparison of the fair value of the Company’s mastheads with their carrying amount. The Company performed impairment tests on its newspaper mastheads as of December 31, 2011 and no impairment loss was recognized.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The facts and circumstances indicating possible impairment of the finite-lived intangible assets existed; therefore the Company performed impairment tests on these long-lived assets as of December 31, 2011. The Company’s analysis resulted in no impairments of long-lived assets held for future use.

Intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Amortization expense of other intangible assets totaled $66 and $85 for the three-month periods ended March 31, 2012 and 2011, The remaining expense for the last nine months of 2012 and for the four succeeding years for the existing finite-lived intangible assets is estimated as follows:

Amortization Expense
2012	$198
2013	254
2014	146
2015	119
2016	119

Changes in the carrying amounts of other intangibles of the Company for the three months ended March 31, 2012 were as follows:

Other intangible assets

Balance at December 31, 2011	$5,665
Additions	—
Amortization expense	(66)

Balance at March 31, 2012	$5,599

Other finite-lived and indefinite-lived intangible assets at March 31, 2012 and December 31, 2011 were as follows:

	Cost	Accumulated amortization	Net cost

March 31, 2012:

Finite-lived intangible assets
Subscriber lists	$4,365	$3,068	$1,297
Non-compete agreements and other assets	50	50	—

Total finite-lived intangible assets	4,415	3,118	1,297

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	75	12	63

Total indefinite-lived intangible assets	5,106	804	4,302

Total other intangible assets	$9,521	$3,922	$5,599

December 31, 2011:

Finite-lived intangible assets
Subscriber lists	$4,365	$3,002	$1,363
Non-compete agreements and other assets	50	50	—

Total finite-lived intangible assets	4,415	3,052	1,363

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	75	12	63

Total indefinite-lived intangible assets	5,106	804	4,302

Total other intangible assets	$9,521	$3,856	$5,665

4. Long-Term Debt

Period Summary

Total Debt—At March 31, 2012, the Company’s total debt was $60,799 ($63,938 in aggregate stated principal outstanding on the New Notes less $3,139 of OID). At December 31, 2011, the Company’s total debt was $67,484 ($71,360 in aggregate stated principal outstanding on the New Notes less $3,876 of OID).

There were no outstanding borrowings against the Working Capital Facility at March 31, 2012 or December 31, 2011.

The current maturities of long-term debt as of March 31, 2012 and December 31, 2011 totaled $17,000 and $17,000, respectively. The current maturities of long-term debt reflect the Company’s estimate of required redemptions of New Notes utilizing Excess Free Cash Flow within the following twelve-month period.

The average interest rate on the Company’s total aggregate principal amount of debt outstanding, excluding effective rate of the OID, on the New Notes, was 10% at March 31, 2012 and December 31, 2011.

New Notes

Redemptions—The Company is required by the New Indenture to use its monthly positive operating cash flow (if any), net of permitted cash flow adjustments, (“Excess Free Cash Flow”) to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes; provided, however, that no payment or redemptions are required if Excess Free Cash Flow is less than $250.

During the first quarter of 2012, the Company redeemed $7,423 in aggregate stated principal amounts outstanding on the New Notes from its Excess Free Cash Flows.

Subsequent to March 31, 2012, the Company redeemed a total of $1,215 in aggregate stated principal amounts outstanding on the New Notes as a result of the Excess Free Cash Flows for the month of March 2012. The total amount outstanding on the New Notes at April 19, 2012 was $62,723 of stated principal.

Interest—Interest expense on the aggregate stated principal amount outstanding on the New Notes totaled $1,709 and $2,098 for the three-month period ended March 31, 2012 and March 31, 2011, respectively.

The accretion on the original issue discount totaled $737 and $933 during the three-month periods ended March 31, 2012 and March 31, 2011, respectively. The accretion on the original issue discount was recorded as additional interest expense.

Working Capital Facility

During the second quarter of 2010, the Company entered into a senior, secured Loan and Line of Credit Agreement with CB&T, a division of Synovus Bank (the “Bank”), providing for a revolving line of credit in the amount of $10,000 (the “Working Capital Facility”).

Interest and Deferred Loan Costs—Interest expense on the average amount outstanding on the Working Capital Facility totaled $10 for the three-month period ending March 31, 2012.

Modification of Working Capital Facility—On May 11, 2012, the Company entered into an agreement with the Bank extending the maturity of the Working Capital Facility to May 15, 2013 with no other changes to the provisions of the agreement.

Loan Amortization Expense

During the first quarter of 2010, the Company deferred $593 in loan costs related to the issuance of the New Notes and is amortizing those costs over the four and one-half year maturity of the New Notes.

During the second quarter of 2010, the Company deferred the $453 in debt issuance costs associated with the Working Capital Facility and is amortizing these costs ratably through May 15, 2011, the original maturity date of the Working Capital Facility.

Loan amortization expense totaled $66 and $113 during the three-month periods ended March 31, 2012 and 2011, respectively.

New Indenture

On March 1, 2010, the Effective Date of the Restructuring, the Company entered into the New Indenture with respect to the New Notes.

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010 and payable in cash quarterly. The New Notes mature on October 1, 2014.

The New Notes are secured by a lien on substantially all of the assets of the Company. The New Notes, and the liens securing the New Notes, are subordinated to any senior debt of the Company, which includes the Working Capital Facility.

Under certain conditions, the notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the New Indenture, the Issuers must offer to use proceeds to redeem the Notes. Upon a change of control of Morris Publishing, the Issuers must offer to repurchase all of the New Notes.

The New Indenture contains various representations, warranties and covenants generally consistent with the Original Indenture, including requirements to provide reports and to file publicly available reports with the United States Securities and Exchange Commission (“SEC”) (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures.

In addition, the New Indenture contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon the consolidated financial results of the Company. At March 31, 2012, the Company was in compliance with all financial covenants under the New Indenture.

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

5. Income Taxes

The income tax benefit for three-month periods ended March 31, 2012 and March 31, 2011 totaled $1,018 and $573, respectively.

The Company’s income tax provision has been prepared as if the Company was filing a separate income tax return and the impact of the cancellation of debt on other affiliated parties, if any, has not been recognized. To the extent the terms of the Amended Tax Agreement require the Company to pay less than the amount of taxes that would have been required as a separate corporation (as a result of treating its parent’s indebtedness as if it were the Company’s indebtedness), such lesser amount will not reduce the Company’s tax expense, but will be treated as a capital contribution by its parent.

The difference between the effective rate and statutory rate is primarily attributable to state income and franchise taxes and the non-deductibility travel and entertainment expenses.

6. Commitments and Contingencies

From time to time, the Company is involved in litigation in the ordinary course of its business. In management’s opinion, the outcome of any pending legal proceedings will not have a material adverse impact on the Company’s financial position or results of operations.

The nature of the Company’s operations exposes it to certain risks of liabilities and claims with respect to environmental matters. Management does not believe that environmental compliance requirements are likely to have a material effect on the Company. The Company cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with its operations or facilities and that these would not have a material adverse effect on the Company’s business, financial condition or results of operations.

7. Subsequent Events

On May 4, 2012 the Company purchased $800 of stated principal amount of the New Notes at 94.5% of the face amount, effectively reducing the outstanding face amount to $61,923, after the March excess flow payment of $1,215 made on April 20, 2012.

In the month of April 2012 all the remaining severance costs related to our decision to outsource the printing our Topeka (Kan.) newspaper to a third party was incurred in the amount of $969 amounting to $1,346 in total.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three-month periods ended March 31, 2012 and 2011 and with our consolidated financial statements as of December 31, 2011 and 2010 and for each of three years in the period ended December 31, 2011, filed on Form 10-K with the United States Securities and Exchange Commission (“SEC”).

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the SEC. In addition, information regarding corporate governance at Morris Publishing Group, LLC (“Morris Publishing”, “we”, “our”) and our affiliate, Morris Communications Company, LLC (“Morris Communications”), is also available on this Web site.

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

We believe there have been no significant changes during the three months ended March 31, 2012 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2011 filed on Form 10-K filed with the SEC.

Extinguishment of debt and original issue discount—On March 1, 2010 (the “Effective Date”), we restructured our debt through the consummation of a plan of reorganization confirmed by the U.S. Bankruptcy Court (the “Restructuring”).

As part of the Restructuring, the claims of the holders of the 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the “Original Notes”), in an aggregate principal amount of $279.5 million, plus accrued interest, were cancelled in exchange for the issuance of $100.0 million in aggregate stated principal amount of the Floating Rate Secured Notes due 2014 (the “New Notes”).

Under the accounting guidance for a debt extinguishment, the total maturities of the New Notes were recorded at fair value on the Effective Date of the Restructuring, and interest, as accrued on the aggregate stated principal amount outstanding of New Notes, is recorded as an expense within the consolidated statements of operations. The excess of the stated aggregate principal amount of New Notes over fair value is original issue discount (“OID”) and is accreted over the term of the New Notes.

Based upon trading activity in the New Notes, the fair value of the New Notes was $91.0 at issuance. Therefore, we recorded the New Notes as indebtedness of $91.0 million, with $9.0 million of OID to be accreted as additional interest over the life of the New Notes.

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

We receive certain services from, and have entered into certain transactions with Morris Communications. The management fee compensates Morris Communications for corporate services and costs incurred on behalf of Morris Publishing, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, travel and other support services. Prior to the Commencement Date (as described below), the technology and shared services fee compensated Morris Communications for technology and shared services.

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

On July 7, 2011, we entered into a Master Services Agreement (the “NIIT MSA”) with NIIT Media Technologies, LLC (“NIIT Media”), where NIIT Media will provide the services that had historically been provided by Morris Communications’ subsidiary, MStar Solutions, LLC (“MStar”), under the Management and Services Agreement with Morris Communications and MStar (the “Morris Communications Services Agreement”). The NIIT MSA has a term of five years from July 7, 2011, with Morris Publishing and Morris Communications having the right to renew the agreement for an additional five-year term.

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

NIIT Media commenced services on September 1, 2011, the “Commencement Date”. During the first year following the Commencement Date, all services will be performed at a fixed fee of $19.3 million, to be allocated between Morris Publishing and Morris Communications based upon services received.

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

Morris Communications is required to indemnify us or pay NIIT Media for services, or liabilities related to services, provided or attributable to us to the extent that payments for services during any calendar year would otherwise exceed $22.0 million for (i) services under the Morris Communications Services Agreement, plus (ii) NIIT MSA Services that were formerly provided under the Morris Communications Services Agreement.

On July 7, 2011, Morris Publishing, Morris Communications and MStar entered into the Fifth Amendment to Management and Services Agreement (the “Fifth Amendment”). The Fifth Amendment clarifies that services under the Management and Services Agreement shall be suspended over time in phases to coincide with the provision of such services by NIIT Media under the NIIT MSA.

We have recorded the management fee and all technology and shared services fees within other operating costs in the accompanying consolidated financial statements.

Income taxes—We are a single member limited liability company and are not subject to income taxes, with our results being included in the consolidated federal income tax return of our ultimate parent. However, we are required to provide for our portion of income taxes under a “Tax Consolidation Agreement” with our ultimate parent and other affiliated entities. Accordingly, we recognize an allocation of income taxes in our separate financial statements as if we filed a separate income tax return and remitted taxes for our current tax liability.

On January 6, 2010, we entered into an Amended and Restated Tax Consolidation Agreement (“Amended Tax Agreement”) with our parent entities, MPG Newspaper Holding, LLC (“MPG Holdings”), Shivers Trading & Operating Company (“Shivers”), and Questo, Inc. (“Questo”), and our affiliated entity, Morris Communications. The amendments in the agreement (1) clarify that we will not be liable for adverse consequences related to specified extraordinary transactions in 2009 primarily relating to our parent entity and other related entities, (2) provide that, in calculating our tax payment obligation, the indebtedness of our parent entity, MPG Holdings, will be treated as if it were our indebtedness and (3) provide that the Trustee of the New Indenture will have an approval right with respect to elections or discretionary positions taken for tax return purposes related to specified transactions or actions taken with respect to the indebtedness of MPG Holdings, if such elections, positions or actions would have an adverse consequence on the New Notes or Morris Publishing. To the extent the terms of the Amended Tax Agreement require us to pay less than the amount of taxes that would have been required under the separate return method; such lesser amount will not reduce our income tax expense, but will be treated as a capital contribution by our parent.

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

Overview

Morris Publishing owns and operates 12 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing’s newspapers include, among others, The Florida Times-Union, (Jacksonville, Fla.), The Augusta (Ga.) Chronicle, Savannah (Ga.) Morning News, Lubbock (Texas) Avalanche-Journal, Amarillo (Texas) Globe-News, Athens (Ga.) Banner Herald, Topeka (Kans.) Capital-Journal, and The St. Augustine (Fla.) Record. The majority of our daily newspapers are the primary, and sometimes, the sole provider of comprehensive local market news and information in the communities that we serve.

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

•

Advertising revenue: During the first quarter of 2012 and 2011, advertising revenue, including both print and online media formats, represented 66.1% and 68.1%, respectively, of our total net operating revenue. We categorize advertising as follows:

•

Retail*—local retailers, local stores for national retailers, department and furniture stores, grocers, niche shops, local financial institutions, local hospitals , restaurants and other small businesses.

•	Classified*—local employment, automotive, real estate and other advertising.

•	National*—national and major accounts such as wireless communications companies, airlines and hotels.

*	On-line, included in all the categories above—banner, display, classified, behavioral targeting, search and other advertising on Web sites or mobile devices.

Retail, classified and national advertising revenue represented 57.9%, 35.1% and 6.9%, respectively, of our first quarter of 2012 advertising revenue, compared to 58.1%, 34.9% and 7.0%, respectively, in the first quarter of 2011.

Linage, the number of inserts, Internet page views, along with rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation and readership.

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

Circulation revenue: During the first quarter of 2012 and 2011, circulation revenue represented 28.2% and 27.9%, respectively, of our total net operating revenue.

Circulation revenue is based on the number of newspapers sold and is primarily derived from home delivery sales to subscribers and single copy sales at vending racks and retail stores. We also sell copies through our Newspapers in Education (“NIE”) program which is a cooperative effort of newspapers working with local schools to encourage the use of the newspaper as a tool for instruction and to promote literacy.

Recently, we began implementing a metered online model at some of our newspapers’ Web sites, in which users who are not print subscribers are given free access to a limited number local news articles per month, and after that limit are required to have a paid print or online subscription in order to view additional locally produced articles. In addition, we offer paid online subscriptions at most of our newspapers for access to our content through e-reader platforms.

Subscriptions are sold for one-month (EZ Pay), 13 week, 26 week and 52 week terms. We have increased the use of EZ Pay programs (a monthly credit or debit card payment program), door to door sales, kiosks, in-paper and online promotions to increase our circulation. Our call service center has an active stop-loss program for all expiring subscribers.

•	Other revenue: Our other revenue consists primarily of commercial printing, periodicals, and other online revenue.

Printing and distribution: We currently own/lease and operate 10 print facilities with each producing the newspaper and other publications for their respective communities served. The St. Augustine newspaper is currently printed at the Jacksonville facility and Bluffton Today is currently printed at the Savannah facility.

During the first quarter of 2012, we contracted with two third party newspapers to produce the print edition copies of The Topeka (Kan.) Capital-Journal and Athens (Ga.) Banner-Herald newspapers’ editions. One third party newspaper began printing of the Athens newspaper during the first quarter of 2012 and the other third party newspaper is expected to commence printing of the Topeka newspaper during the second quarter of 2012.

The distribution of our daily newspapers is typically outsourced to independent, locally based, third-party distributors that also distribute a majority of our weekly newspapers and non-newspaper publications. In addition, certain of our shopper and weekly publications are delivered via the U.S. Postal Service.

•	Newsprint: Newsprint, along with employee expenses, is a primary cost at each newspaper.

We are a member of a consortium which enables us to obtain favorable pricing through the group’s reduced negotiated rates. We generally maintain a company average of 25 to 30 day inventory of newsprint which is a readily available commodity.

Financial summary for the three months ended March 31, 2012 compared to March 31, 2011

Financial Summary. The following table summarizes our consolidated financial results for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
(Dollars in thousands)	2012	2011

Total net operating revenues	$51,853	$54,916
Total operating expenses	52,292	53,444

Operating income (loss)	(439)	1,472

Interest expense including amortization of debt issuance costs	2,528	3,146
Other	(41)	49

Other expenses, net	2,487	3,195

Loss before taxes	(2,926)	(1,723)
Income tax benefit	(1,018)	(573)

Net loss	$(1,908)	$(1,150)

Compared to the first quarter of 2011, our total net operating revenue was $51.9 million, down $3.0 million, or 5.5%, from $54.9 million, and total operating expenses were $52.3 million, down $1.1 million, or 2.1%, from $53.4 million. As a result, our operating loss was $(1.9) million during the first quarter of 2012, up $0.7 million, or 65.9%, from $(1.2) million operating loss during the same quarter last year.

Interest and loan amortization expense is summarized in the table below:

	Three months ended March 31
(Dollars in thousands)	2012	2011

New Notes
Stated interest @ 10.0%	$1,709	$2,098
Accretion of original issue discount	737	933

	2,446	3,031

Other	16	2

Total interest expense	2,462	3,033
Loan amortization	66	113

Interest and loan amortization expense	$2,528	$3,146

Our loss before taxes was $2.9 million during the first quarter of 2012, compared to a net loss before taxes of $1.7 million during the first quarter of 2011.

For the first quarter of 2012 and 2011, our income tax benefit was $1.0 million and $573 thousand, respectively.

Our net loss was $1.9 million during the first quarter of 2012, compared to a net loss of $1.2 million during same quarter last year.

Results of operations for the three months ended March 31, 2012 compared to March 31, 2011

Net operating revenue. The table below presents the total net operating revenue for the three-month periods ended March 31, 2012 and 2011:

(Dollars in thousands)	Three months ended March 31		Percentage change
	2012	2011	2012 vs. 2011
Net operating revenues
Advertising
Retail	$19,848	$21,722	(8.6%)
National	2,369	2,621	(9.6%)
Classified	12,033	13,046	(7.8%)

Total advertising revenues	34,250	37,389	(8.4%)
Circulation	14,639	15,340	(4.6%)
Other	2,964	2,187	35.5%

Total net operating revenues	$51,853	$54,916	(5.6%)

Advertising revenue. Advertising revenue was $34.3 million, a decrease of $3.1 million, or 8.4%, from $37.4 million during the first quarter of 2011.

Compared to the first quarter of 2011, advertising revenue from our daily newspapers was down $2.7 million, or 8.1%.

Advertising revenue from Jacksonville was down $1.1 million, or 11.3%, and St. Augustine was down $0.1 million, or 8.0%. Augusta was down $0.6 million, or 13.4%, Savannah was down $0.2 million, or 5.6%, Lubbock was down $0.2 million, or 6.4%, Topeka was down $0.2 million, or 7.0%, Athens was down $0.1 million, or 3.9%, and Amarillo was down $0.4 million, or 10.1%.

Our non-daily publications were down $0.4 million, or 10.5%.

Retail advertising revenue:

Retail advertising revenue was $19.8 million, down $1.9 million, or 8.6%, from $21.7 million during the prior year, with significant declines from our seven largest daily newspapers.

Classified advertising revenue:

Total classified advertising revenue was $12.0 million, down $1.0 million, or 7.8%, from $13.0 million in 2011.

Jacksonville was down $0.5 million, or 15.1%, contributing half of the net decrease.

National advertising revenue:

Total national advertising revenue was $2.4 million, down $0.2 million, or 9.6%, from $2.6 million last year, with Jacksonville accounting for almost all of the decline.

Circulation revenue. Circulation revenue was $14.6 million, down $0.7 million, or 4.6%, from $15.3 million during the first quarter of 2011, with the price increases in many of our markets being offset by the decrease in circulation volume.

Average daily and Sunday circulation volume, excluding the NIE editions, was down 8.8% and 3.3%, respectively, with Jacksonville accounting for about 31% of the weekly circulation decline. During 2010, we converted most of our NIE print editions to lower priced electronic editions, resulting in a significant increase in NIE circulation volume.

Other revenue. Other income was $3.0 million, up $0.8 million, or 35.5%, from $2.2 million during the first quarter of 2011 primarily due to the increase in other online revenues and revenue generated through print services provided for other third party publications.

Net operating expenses. The table below presents the total operating expenses for the three-month periods ended March 31, 2012 and 2011:

(Dollars in thousands)	Three months ended March 31,		Percentage change
	2012	2011	2012 vs. 2011
Operating expenses

Labor and employee benefits	$20,550	$22,473	(8.6%)
Newsprint, ink and supplements	4,826	5,800	(16.8%)
Other operating costs	22,642	23,018	(1.6%)
Impairment of fixed assets	2,400	—	N/A
Depreciation and amortization	1,874	2,153	(13.0%)

Total operating expenses	$52,292	$53,444	(2.1%)

Labor and employee benefits. Total labor and employee benefit costs was $20.6 million, down $1.9 million, or 8.6%, from $22.5 million during 2011, with these costs being favorably impacted by reductions in head count.

Compared to 2011, our salaries and wages, including severance costs, totaled $14.7 million, down $1.7 million, or 11.6%, from $16.4 million.

Our average full time equivalents (“FTE’s”) were down 243, or 12.9%.

Commissions and bonuses were $2.0 million, down $0.3 million, or 13.0%, from $2.3 million during 2011, primarily due to the decline in advertising revenues.

Employee medical insurance cost was $2.0 million, up $0.1 million, or 5.3%, from $1.9 million during the first quarter last year.

Other employee costs totaled $1.9 million, unchanged from $1.9 million last year.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $4.8 million, down $1.0 million, or 16.8%, from $5.8 million during 2011.

Compared to 2011, total newsprint expense was $4.4 million, down $0.7 million, or 13.7%, from $5.1 million, with a 3.4% decrease in the average cost per ton of newsprint.

Supplements and ink expense totaled $0.4 million, down $0.3, or 42.8% from $0.7 million the first quarter of 2011.

Other operating costs. Other operating costs were $22.6 million, down $0.4 million, or 1.6%, from $23.0 million in 2011.

The management fee incurred with Morris Communications totaled $1.7 million and $2.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.

The technology and shared services fee incurred with NIIT Media totaled $3.3 million in the first quarter of 2012, up $0.2 million from the $3.1 million incurred with Morris Communications in the first quarter of 2011.

The combined technology and shared services fees from Morris Communications and NIIT Media and the management fee charged by Morris Communications under the Morris Communications Services Agreement totaled $5.1 million, down $0.2 million or 3.8% from $5.3 million during the first quarter of 2011. The combined fees will not to exceed $22.0 million in any calendar year.

Impairment of fixed assets. We decided to outsource the printing of our publications in Topeka (Kan.), and, in connection with that decision, recognized an impairment of the Topeka (Kan.) Capital-Journal press equipment in the amount of $2.4 million in March of 2012.

Depreciation and amortization. Depreciation and amortization expense was $1.9 million, down $0.3 million, or 13%, from $2.2 million in 2011.

Liquidity and capital resources

Our unrestricted cash balance was $5.3 million at March 31, 2012, approximately unchanged from the $5.3 million at December 31, 2011.

At March 31, 2012, our sources of liquidity were the cash flow generated from operations, our cash balances and a $10.0 million senior secured Working Capital Facility (as described below). Our primary short term needs for cash were funding operating expenses, capital expenditures, income taxes, working capital and the quarterly interest payments and any required monthly Excess Free Cash Flow redemptions on the New Notes.

During the fourth quarter of 2011, we listed for sale our Athens, Georgia newspaper building and real estate (the “Real Property”). On March 19, 2012 we signed an agreement to sell the Real Property for $13.2 million, subject to the Buyer’s right to terminate the agreement within 60 days. Under the terms of the Indenture to the New Notes (the “New Indenture”), we would be required to use the net cash proceeds from the sale to prepay any amounts outstanding under our Working Capital Facility and then to offer to repurchase New Notes from note holders on a pro rata basis at 101.0% of the principal amount. We are currently exploring additional repayment or refinancing opportunities, subject to market conditions, with hope to repay and/or refinance the indebtedness under the New Indenture in 2012.

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

Operating activities. Net cash provided by operations was $8.3 million for the first three months of 2012, down $1.9 million from $10.2 million for the same period in 2011.

Excluding current maturities of long-term debt, current assets were $43.6 million and current liabilities were $29.4 million as of March 31, 2012 compared to current assets of $46.9 million and current liabilities of $26.9 million as of December 31, 2011.

Investing activities. Net cash used in investing activities was $1.0 million for the first three months of 2012, compared to $0.2 million used in investing activities for the first three months of 2011.

During the first three months in 2012 and 2011, we spent $1.0 million and $0.2 million on property, plant and equipment, respectively. We anticipate our total capital expenditures to range from $4.0 million to $5.0 million during calendar year 2012.

Financing activities. Net cash used in financing activities was $7.4 million for the first three months of 2012, compared to $7.5 million used in financing activities for the same period in 2011.

Period Summary

Total Debt—At March 31, 2012, our total debt was $60.8 million ($63.9 million in aggregate stated principal outstanding on the New Notes less $3.1 million of OID). At December 31, 2011, our total debt was $67.5 million ($71.4 million in aggregate stated principal outstanding on the New Notes less $3.9 million of OID).

There were no outstanding borrowings against the Working Capital Facility at March 31, 2012 or December 31, 2011.

The current maturities of long-term debt as of March 31, 2012 and December 31, 2011 totaled $17.0 million and $17.0 million, respectively. The current maturities of long-term debt reflect our estimate of required redemptions of New Notes utilizing Excess Free Cash Flow within the following twelve-month period.

The average interest rate on our total aggregate principal amount of debt outstanding, excluding effective rate of the OID, on the New Notes, was 10% at March 31, 2012 and December 31, 2011.

New Notes—We are required by the New Indenture to use our monthly positive operating cash flow (if any), net of permitted cash flow adjustments, (“Excess Free Cash Flow”) to first repay any amounts outstanding on the Working Capital Facility, and then to redeem (on a pro rata basis) New Notes; provided, however, that no payment or redemptions are required if Excess Free Cash Flow is less than $250 thousand. During the first quarter of 2010, the Company deferred $0.6 million in loan costs related to the issuance of the New Notes and is amortizing those costs over the four and one-half year maturity of the New Notes. The table below summarizes our interest payments and redemptions of aggregate stated principal outstanding on the New Notes utilizing our monthly Excess Free Cash Flows and Available Cash Balance(s) (as defined below) since 2010:

(dollars in thousands)	Beginning Principal Outstanding	Principal Redeemed	Interest Paid	Ending Principal Outstanding	Payment Due Date

Quarterly interest payment	$100,000	$—	$833	$100,000	4/1/10
Excess Free Cash Flow-March 2010	100,000	—	—	100,000	4/23/10
Excess Cash-Tranche A repayment	100,000	3,211	21	96,789	4/23/10
Excess Free Cash Flow-April 2010	96,789	—	—	96,789	5/21/10
Excess Cash-Tranche B refinance	96,789	1,760	24	95,029	5/21/10
Excess Free Cash Flow-May 2010	95,029	1,016	22	94,013	6/17/10

Second Quarter-2010		5,987	900
Quarterly interest payment	94,013	—	2,350	94,013	7/1/10
Excess Free Cash Flow-June 2010	94,013	2,803	14	91,210	7/19/10
Excess Free Cash Flow-July 2010	91,210	—	—	91,210	8/24/10
Excess Free Cash Flow-August 2010	91,210	1,094	24	90,116	9/17/10

Third Quarter-2010		3,897	2,388
Quarterly interest payment	90,116	—	2,254	90,116	10/1/10
Excess Free Cash Flow-September 2010	90,116	424	2	89,692	10/19/10
Excess Free Cash Flow-October 2010	89,692	1,994	26	87,698	11/18/10
Excess Free Cash Flow-November 2010	87,698	1,190	24	86,508	12/15/10

Fourth Quarter-2010		3,608	2,306
Quarterly interest payment	86,508	—	2,163	86,508	1/3/11
Excess Free Cash Flow-December 2010	86,508	—	—	86,508	1/21/11
Excess Free Cash Flow-January 2011	86,508	4,269	55	82,239	2/16/11
Excess Free Cash Flow-February 2011	82,239	3,227	68	79,012	3/16/11

First Quarter-2011		7,496	2,286
Quarterly interest payment	79,012	—	1,975	79,012	4/1/11
Excess Free Cash Flow-March 2011	79,012	579	3	78,433	4/21/11
Excess Free Cash Flow-April 2011	78,433	—	—	78,433	5/16/11
Excess Free Cash Flow-May 2011	78,433	322	6	78,111	6/15/11

Second Quarter-2011		901	1,984
Quarterly interest payment	78,111	—	1,953	78,111	7/1/11
Excess Free Cash Flow-June 2011	78,111	563	3	77,548	7/19/11
Excess Free Cash Flow-July 2011	77,548	—	—	77,548	8/17/11
Excess Free Cash Flow-August 2011	77,548	3,445	73	74,103	9/16/11

Third Quarter-2011		4,008	2,029
Quarterly interest payment	74,103	—	1,853	74,103	10/3/11
Excess Free Cash Flow-September 2011	74,103	1,195	6	72,908	10/18/11
Excess Free Cash Flow-October 2011	72,908	1,547	20	71,361	11/16/12
Excess Free Cash Flow-November 2011	71,361	—	—	71,361	N/A

Fourth Quarter-2011		2,742	1,879
Quarterly interest payment	71,361	—	1,784	71,361	1/3/12
Excess Free Cash Flow-December 2011	71,361	1,369	7	69,992	1/20/12
Excess Free Cash Flow-January 2012	69,992	3,678	53	66,314	2/21/12
Excess Free Cash Flow-February 2012	66,314	2,376	50	63,938	3/15/12

First Quarter-2012		7,423	1,894
Quarterly interest payment	63,938	—	1,598	63,938	4/2/12
Excess Free Cash Flow-March 2012	63,938	1,215	7	62,723	4/20/12

Total to date		37,277	17,271

Working Capital Facility

During the second quarter of 2010, we entered into a senior, secured Loan and Line of Credit Agreement with the CB&T, a division of Synovus Bank (the “Bank”), providing for a revolving line of credit in the amount of $10.0 million (the “Working Capital Facility”).

During the second quarter of 2010, we deferred the $0.5 million in debt issuance costs associated with the loan and amortized these costs ratably through May 15, 2011, the original maturity date of the Working Capital Facility.

On May 11, 2012, we entered into an agreement with the Bank extending the maturity of the Working Capital Facility to May 15, 2013 with no other changes to the provisions of the agreement.

New Indenture

On March 1, 2010, the Effective Date of the Restructuring, we entered into the New Indenture with respect to the New Notes.

Under the terms of the New Indenture, the New Notes bear 10% interest commencing March 1, 2010 and payable in cash quarterly. The New Notes mature on October 1, 2014.

The New Notes are secured by a lien on substantially all of our assets. The New Notes, and the liens securing the New Notes, will be subordinated to any of our senior debt, and includes the Working Capital Facility.

Under certain conditions, the New Notes may be redeemed at the option of the Issuers. Upon certain sales or dispositions of assets or events of loss unless the proceeds are reinvested in accordance with the New Indenture, the Issuers must offer to use proceeds to redeem the Notes. Upon a change of control of Morris Publishing, the Issuers must offer to repurchase all of the New Notes.

The New Indenture contains various representations, warranties and covenants generally consistent with the Original Indenture, including requirements to provide reports and to file publicly available reports with the United States Securities and Exchange Commission (“SEC”) (unless the SEC will not accept the reports) and limitations on dividends, indebtedness, liens, transactions with affiliates and capital expenditures.

In addition, the New Indenture contains financial covenants requiring us to meet certain financial tests on an on-going basis, including a total leverage ratio and a cash interest coverage ratio, based upon our consolidated financial results. At March 31, 2012, we were in compliance with all financial covenants under the New Indenture.

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

The Working Capital Facility is secured by a first lien on substantially all of the assets of Morris Publishing and our subsidiaries. Liens on such assets were previously granted to the Collateral Agent for the holders of the New Notes pursuant to the New Indenture. Pursuant to the New Indenture and an Intercreditor Agreement between the Collateral Agent and the Bank, the New Notes (and their related liens) are subordinated to the Working Capital Facility. The Working Capital Facility contains various customary representations, warranties and covenants, as well as financial covenants similar to the financial covenants in the New Indenture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrant’s market risk position from the information provided in our annual report dated December 31, 2011 filed with the Securities and Exchange Commission on Form 10-K.

We have limited exposure to the impact of interest rate fluctuations since substantially all of our outstanding debt is at a fixed rate.

To estimate the fair value of the $63.9 million aggregate stated principal amount outstanding of Floating Rate Secured Notes due 2014 dated as of March 1, 2011 (the “New Notes”), we used the average price of the corporate bond trades reported on or around March 31, 2012. At March 31, 2012, the fair value of the New Notes was approximately $60.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as other risks and factors identified from time to time in other United States Securities and Exchange Commission filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Agreement for Purchase and Sale with Hagen Creek Properties for the sale of Morris Publishing’s newspaper building and real estate in Athens, Georgia.

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: May 14, 2012	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial and Accounting Officer)